Form 10-Q
period 1997-03-31
PREMIER RESEARCH WORLDWIDE LTD
filed 1997-05-15
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


          (Mark One)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended March 31, 1997

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________________ to _________________
          Commission file number 0-29100

                                                   PREMIER RESEARCH WORLDWIDE, LTD.
-----------------------------------------------------------------------------------------------------------------------------
                                       (Exact name of registrant as specified in its charter)



                      Delaware                                                           22-3264604
-----------------------------------------------------               ------------------------------------------------------
          (State or other jurisdiction of                                             (I.R.S. Employer
           incorporation or organization)                                            Identification No.)

               124 South 15th Street
                  Philadelphia, PA                                                          19102
-----------------------------------------------------               ------------------------------------------------------
      (Address of principal executive offices)                                           (Zip Code)


                                                          215 - 972 - 0420
-----------------------------------------------------------------------------------------------------------------------------
                                        (Registrant's telephone number, including area code)


                                                                 N/A
-----------------------------------------------------------------------------------------------------------------------------
                                        (Former name, former address and former fiscal year,
                                                    if changed since last report)


-----------------------------------------------------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __x__ Yes _____ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              The number of shares of Common Stock, $.01 par value,
                outstanding as of April 30, 1997, was 6,938,400.

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES


                                      INDEX

                                                                                                              Page
                                                                                                            -------
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed consolidated balance sheets -- March 31, 1997 (unaudited) and                      3
                  December 31, 1996

                  Condensed consolidated statements of operations (unaudited) -- Three months                  4
                  ended March 31, 1997 and 1996

                  Condensed consolidated statements of cash flows (unaudited) -- Three months                  5
                  ended March 31, 1997 and 1996

                  Notes to condensed consolidated financial statements (unaudited)                             6


         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                   7
                  Operations



Part II.  Other Information

         Item 6.  Exhibits                                                                                    10

Signatures


                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)


                                                                March 31, 1997               December 31, 1996
                                                            ----------------------       --------------------------
                                                                                 (unaudited)
ASSETS
Current assets:
   Cash & cash equivalents                                 $               27,544        $                   1,498
   Marketable securities                                                    6,663                                -
   Accounts receivable, net                                                 3,705                            2,837
   Prepaid expenses and other                                                 616                              386
   Deferred income taxes                                                      106                              106
                                                            ----------------------       --------------------------
               Total current assets                                        38,634                            4,827

Property and equipment, net                                                   824                              732
Goodwill, net                                                                  83                               94
Deferred income taxes                                                          95                               95
                                                            ----------------------       --------------------------
                                                            $              39,636        $                   5,748
                                                            ======================       ==========================

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $                 434        $                     831
   Accrued expenses                                                           622                              664
   Accrued income taxes                                                       223                              106
   Payable to UM Holdings Ltd. for income taxes                               575                              485
   Deferred revenue                                                           683                            1,146
                                                            ----------------------       --------------------------
               Total current liabilities                                    2,537                            3,232
                                                            ----------------------       --------------------------

Stockholders' equity:
   Common stock, $.01 par value, 15,000,000 shares
      authorized, 6,938,400 and 4,402,000 shares issued
      and outstanding, respectively                                            69                               44
   Additional paid-in capital                                              36,407                            2,273
   Retained earnings                                                          623                              199
                                                            ----------------------       --------------------------
               Total stockholders' equity                                  37,099                            2,516
                                                            ----------------------       --------------------------
                                                            $              39,636        $                   5,748
                                                            ======================       ==========================




        The accompanying notes are an integral part of these statements.


                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                                For the Three Months Ended
                                                                        March 31, 1997              March 31, 1996
                                                                    ----------------------      -----------------------
                                                                                        (unaudited)

Revenues                                                                $          4,143             $           2,908
Less-Reimbursed costs                                                                (43)                          (18)
                                                                    ---------------------       -----------------------
Net revenues                                                                       4,100                         2,890

Costs and expenses:
   Direct costs                                                                    1,422                         1,170
   Selling, general and administrative                                             2,059                         1,548
   Depreciation and amortization                                                     138                           203
                                                                    ---------------------       -----------------------
Total costs and expenses                                                           3,619                         2,921

Other income, net                                                                    249                             -

Income (loss) before income taxes and minority interest                              730                           (31)
Minority interest in limited liability company's loss                                  -                           101
                                                                    ---------------------       -----------------------

Income before income taxes                                                           730                            70
Income taxes provision                                                               306                            30
                                                                    ---------------------       -----------------------

Net income                                                              $            424             $              40
                                                                    =====================       =======================

Net income per share                                                    $           0.07
                                                                    =====================

Weighted average shares outstanding (Note 2)                                       6,365
                                                                    =====================

Pro forma net loss per share (Note 4):
   Pro forma net loss before income taxes                                                                          (31)
   Pro forma income tax benefit                                                                                    (13)
                                                                                                -----------------------

   Pro forma net loss                                                                                              (18)
                                                                                                =======================

   Pro forma net loss per share                                                                      $               -
                                                                                                =======================

   Shares used in computing pro forma net income per share                                                       5,003
                                                                                                =======================




        The accompanying notes are an integral part of these statements.

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            For the Three Months Ended
                                                                                            --------------------------
                                                                                         March 31, 1997   March 31, 1996
                                                                                         --------------   --------------
                                                                                                   (unaudited)
Operating activities:
         Net income                                                                      $        424     $       40
         Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:
                  Depreciation and amortization                                                   138            203
                  Minority interest in limited liability company's loss                             -           (101)
                  Gain on sale of equipment                                                         -             (2)
                  Changes in assets and liabilities:
                        Accounts receivable                                                      (868)           (24)
                        Prepaid expenses and other                                               (219)           163
                        Accounts payable                                                         (397)           204
                        Accrued expenses                                                          (42)           (26)
                        Accrued income taxes                                                      117           (124)
                        Payable to UM Holdings Ltd. for income taxes                               90              -
                        Deferred revenues                                                        (463)            31
                                                                                         --------------   --------------
                                Net cash provided by (used in) operating activities            (1,220)           364
                                                                                         --------------   --------------
Investing activities
         Purchases of property and equipment                                                     (230)           (10)
         Proceeds from sales of property and equipment                                              -             34
         Purchase (redemption) of investments                                                  (6,663)             -
                                                                                         --------------   --------------

                                Net cash provided by (used in) investing activities            (6,893)            24
                                                                                         --------------   --------------
Financing activities:
         Net proceeds from the issuance of common stock                                        34,159              -
         Net contributions from UM Holdings Ltd.                                                    -             44
                                                                                         --------------   --------------
                                Net cash provided by financing activities                      34,159             44

Net increase in cash and cash equivalents                                                      26,046            432
Cash and cash equivalents, beginning of period                                                  1,498             33
                                                                                         --------------   --------------
Cash and cash equivalents, end of period                                                 $     27,544     $      465
                                                                                         ==============   ==============


   The accompanying notes are an integral part of these financial statements.

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's S-1 Registration Statement filed with the Securities and Exchange Commission as part of the initial public offering on February 3, 1997.

Note 2.  Earnings per Share

The earnings per share calculations for the three month period ended March 31, 1997, are based on 6,095,761 weighted average shares outstanding plus 267,114 common stock equivalent shares related to the 1993 Non-Qualified Stock Option Plan and 2,401 common stock equivalent shares related to the 1996 Stock Option Plan.

Note 3.  New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share". SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing comparability of earnings per share data on an international basis. This pronouncement is effective for periods beginning after December 15, 1997, and is not expected to have a material impact on the Company's financial statements.

Note 4.  Pro Forma Net Loss per Share

For the quarter ended March 31, 1996, the Company's historical stockholders' equity and net income does not reflect the conversion of the minority interest in Premier Research LLC into Common Stock of the Company upon the closing of the Company's proposed initial public offering. Accordingly, historical net income per share is not considered meaningful and has not been presented.

Pro forma net loss excludes the minority interest in the limited liability company's income or loss. The shares used in computing pro forma net loss per share include the effect of the minority interest conversion as if the conversion occurred on January 1, 1996. In addition, the shares used in computing pro forma net loss per share also include the dilutive effect of common stock equivalents outstanding during the periods, consisting of common stock options, using the treasury stock method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a clinical research organization providing a broad range of integrated product development services on a global basis to its clients in the pharmaceutical, biotechnology and medical device industries. The Company's services include centralized diagnostic testing, clinical trial management, clinical data management, biostatistical analysis, Phase I clinical research, health care economics and outcomes research and regulatory affairs services.

The Company's diagnostic service contracts are on a fee-for-service basis and generally have terms from one month to two years. A portion of the Company's fee typically is paid upon contract execution as a non-refundable up-front payment, with the remaining amounts billed monthly. Clinical research service contracts are generally fixed priced, with certain variable components, and range in duration from a few months to two years. A portion of the Compny's fee typically is paid upon contract execution as a non-refundable up-front payment, with the balance billed in accordance with contract terms. The Company's contracts generally may be terminated with or without cause on 30 to 90 days notice. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of products being tested to satisfy safety or efficacy requirements; unexpected or undesirable clinical results of the product; the client's decision to forego a particular study; insufficent patient enrollment or investigator recruitment; and production problems resulting in shortages of required clinical supplies.

Revenues from diagnostic service contracts generally are recognized on a per procedure basis as the work is performed. Revenues from clinical research service contracts generally are recognized on a percentage of completion basis as work is performed. For the three months ended March 31, 1997 and 1996, the diagnostic services revenues represented 56.3% and 81.2%, respectively, of total net revenues. The Company regularly subcontracts with third-party investigators in connection with clinical trials and with other third-party providers for specialized services. These and other reimbursable costs are paid by the Company and reimbursed by clients, and in accordance with industry practice, are included in revenues. Since reimbursed costs may vary significantly from contract to contract and are not meaningful for analyzing trends in revenues, they are included in gross revenues but excluded from net revenues. Consistent with industry practice, the Company considers net revenues its primary measure of growth. The Company has had, and expects to continue to have, certain clients from which at least 10% of the Company's overall revenue is generated. The Company believes that such concentration of business is not uncommon in the clinical research industry.

Results of Operations

Three months ended March 31, 1997, compared to three months ended March 31, 1996

Net revenue increased $1.2 million, or 41.9%, to $4.1 million for the three months ended March 31, 1997, compared to the three months ended March 31, 1996. This increase was primarily due to net increases of $0.9 million and $0.3 million from clinical data and trial management and Phase I services, respectively. The clinical trial and data management net revenue growth was primarily attributable to the Company's increased service capabilities developed during the last year, and to a lesser extent a $0.4 million termination payment for a software licensing agreement. The Phase I growth was the result of greater utilization of the facility and increased services rendered.

Direct costs increased $250,000, or 21.3%, to $1,422,000 for the three months ended March 31,1997, compared to the three months ended March 31, 1996. This increase in direct costs was due to the increase in the number of project related personnel required to obtain and support the increased level of operations. Offsetting the higher project related costs were reduced subcontracting ECG reading analysis costs. For the quarter ended March 31, 1996, the Company paid ECG reading analysis fees of $298,000 to a professional corporation owned by Joel Morganroth, M.D., the Company's President and Chief Executive Officer. The Company and Dr. Morganroth have entered into new employment and consulting agreements effective January 1, 1997; under these agreements Dr. Morganroth no longer receives ECG reading fees. Direct costs as a percentage of net revenue decreased to 34.7% for the three months ended March 31, 1997, from 40.6% for the three months ended March 31, 1996.

Selling, general and administrative expenses increased by $0.5 million, or 33.2%, to $2.0 million for the three months ended March 31, 1997, compared to the three months ended March 31, 1996. This increase was primarily the result of the initiation of new marketing campaigns and the increase in the costs associated with increased personnel and outside services resulting from the Company's growth. Selling, general and administrative expenses as a percentage of net revenues decreased to 50.2% for the three months ended March 31, 1997, from 53.5 % for the three months ended March 31, 1996.

Depreciation and amortization expense decreased $64,000 or 31.7% to $138,000 for the three months ended March 31, 1997, compared to the three months ended March 31, 1996. The decrease is primarily the result of equipment for the Phase I and clinical lab units purchased in prior years becoming fully depreciated during 1996 and the quarter ended March 31, 1997, and the Company's decision to move development of information technology to personal computers and server-based computer systems from the more expensive VAX systems.

Other income of $249,000 for the three months ended March 31,1997, resulted from interest income on cash, cash equivalents and marketable securities due primarily to proceeds from the Company's initial public offering in February 1997.

The Company's effective income tax rate was 42.0% for the three months ended March 31, 1997, and March 31, 1996.


Liquidity and Capital Resources

As of March 31, 1997, the Company had $27.5 million of cash and cash equivalents on hand and $6.7 million invested in marketable securities. The Company has historically funded its operations and growth including acquisitions with cash flow from operations. In February 1997, the Company completed an initial public offering of its common stock. Proceeds of the offering, after expenses were approximately, $34.2 million.

During the three months ended March 31, 1997, the Company experienced a net decrease in cash from operating activities of $1.2 million. Capital expenditures totaled $0.2 million. Proceeds from the Company's initial public offering totaled $34.2 million. The Company used $6.7 million to acquire marketable securities.

The Company has a line of credit arrangement totaling $1 million with First Union National Bank. At March 31, 1997, the Company has no borrowings under the line of credit.

The Company expects existing cash and cash equivalents, marketable securities, cash flow from operations, and the borrowings under its line of credit will be sufficent to meet its foreseeable cash needs for at least the next two years. Although the Company presently is not a party to any acquistion agreements or similar arrangements, there may be acquistions or other growth opportunities that require additional external financing, and the Company may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurances that such financings will be available on terms acceptable to the Company.

Recent Events

On May 6, 1997, the Company issued a press release indicating that the Company expects net revenues for the second quarter will be substantially less than net revenues of $4.3 million for the second quarter of 1996 while expenses for the quarter are expected to increase from the prior period as the Company expands its personnel and infrastructure to perform expected work under existing and contemplated clinical research contracts.

Inflation

The Company believes the effects of inflation generally do not have a material adverse effect on its results of operations or financial condition.

Cautionary Statement for Forward Looking Information

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth above may constitute forward looking statements within the meaning of the Private Security Litigation Reform Act of 1995. Such statements involve a number of risks and uncertainties such as competitive factors, technological development, market demand, and the Company's ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects, and internal issues of the sponsoring client. Further information on potential factors that could affect the Company's financial results can be found in the Company's Registration Statement filed with the Securities and Exchange Commission.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PREMIER RESEARCH WORLDWIDE, LTD.
                                            (Registrant)




Date:  May 15,  1997       By:      /s/ Joel Morganroth
                                    -----------------------------
                                    Joel Morganroth, MD
                                    President and Chief Executive Officer




Date:  May 15,  1997       By:      /s/ Fred M. Powell
                                    -----------------------------
                                    Fred M. Powell
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)