Form 10-Q
period 1997-06-30
PREMIER RESEARCH WORLDWIDE LTD
filed 1997-08-14
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


          (Mark One)
                       ( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended June 30, 1997

                                       OR

                       (   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ..................... to .............
          Commission file number 0-29100


                        PREMIER RESEARCH WORLDWIDE, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                      Delaware                                 22-3264604
---------------------------------------------           ------------------------
          (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                   Identification No.)

               124 South 15th Street
                  Philadelphia, PA                               19102
----------------------------------------------          ------------------------
      (Address of principal executive offices)                 (Zip Code)


                                215 - 972 - 0420
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __x__ Yes _____ No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 The number of shares of Common Stock, $.01 par value, outstanding as of July 31, 1997, was 6,938,400.

                PREMIER RESEARCH WORLDWIDE, LTD AND SUBSIDIARIES


                                      INDEX
                                      -----
                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed consolidated balance sheets --                 3
                  June 30, 1997 (unaudited) and December 31, 1996

                  Condensed consolidated statements of operations          4
                  (unaudited) -- Three months and six months ended June 30, 1997 and 1996

                  Condensed consolidated statements of cash flows          5
                  (unaudited) -- Six months ended June 30, 1997
                  and 1996

                  Notes to condensed consolidated financial                6
                  statements (unaudited)


         Item 2.  Management's Discussion and Analysis of                  7
                  Financial Condition and Results of Operations



Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                  a.)      Exhibits

                           4.1      Preferred Stock Purchase Agreement
                                    between DLB Systems, Inc. and
                                    Premier Research Worldwide Limited
                                    (excluding all exhibits thereto)
                           11       Computation of Net Income
                                    per Common Share
                           27       Financial Data Schedule

                  b.)      Reports on Form 8-K

                           None

Signatures

               PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                       June 30, 1997   December 31, 1996
                                       -------------   -----------------
ASSETS                                  (unaudited)
Current assets:
   Cash & cash equivalents                $25,593           $ 1,498
   Marketable securities                    7,358                --
   Accounts receivable, net                 3,080             2,837
   Prepaid expenses and other                 933               386
   Deferred income taxes                      106               106
                                          -------           -------
     Total current assets                  37,070             4,827

Property and equipment, net                 1,104               732
Other assets                                1,166               189
                                          -------           -------
                                          $39,340            $5,748
                                          -------           -------
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                          $650           $  831
   Accrued expenses                         1,474              664
   Accrued income taxes                        --              106
   Payable to UM Holdings Ltd.
    for income taxes                           --              485
   Deferred revenue                           681            1,146
                                          -------          -------
     Total current liabilities              2,805            3,232
                                          -------          -------
Stockholders' equity:
   Common stock, $.01 par value,
    15,000,000 shares authorized,
    6,938,400 and 4,402,000 shares
    issued and outstanding,
    respectively                               69               44
   Additional paid-in capital              36,408            2,273
   Retained earnings                           58              199
                                          -------          -------
     Total stockholders' equity            36,535            2,516
                                          -------          -------
                                          $39,340          $ 5,748
                                          =======          =======




        The accompanying notes are an integral part of these statements.

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share data)


                                           For the Three Months Ended                  For the Six Months Ended
                                      ---------------------------------           -------------------------------
                                      June 30, 1997       June 30, 1996           June 30, 1997     June 30, 1996
                                      -------------       -------------           -------------     -------------
                                                 (unaudited)                                (unaudited)

Revenues                                  $3,059           $4,278                     $7,201            $7,186
Less-Reimbursed costs                       (249)              (7)                      (292)              (25)
                                          ------           ------                     ------            ------
Net revenues                               2,810            4,271                      6,909             7,161

Costs and expenses:
   Direct costs                            1,647            1,702                      3,068             2,872
   Selling, general and administrative     2,502            1,655                      4,561             3,203
   Depreciation and amortization             148              188                        286               391
                                          ------           ------                     ------            ------
     Total costs and expenses              4,297            3,545                      7,915             6,466

Income (loss) from operations             (1,487)             726                     (1,006)              695

Other income, net                            430               --                        679                --

Income (loss) before income taxes
   and minority interest                  (1,057)             726                       (327)              695
Minority interest in limited
   liability company's loss                   --              107                         --               208
                                          ------           ------                     ------            ------

Income before income taxes                (1,057)             833                       (327)              903

Income taxes provision (benefit)            (496)             359                       (190)              389
                                          ------           ------                     ------            ------
Net income (loss)                         $ (561)          $  474                     $ (137)            $ 514
                                          ======           ======                     ======            ======
Income (loss) per share                   $(0.08)                                     $(0.02)
                                          ======                                      ======
Weighted average shares outstanding        6,938                                       6,517
                                          ======                                      ======
Pro forma net income per share
   (Note 4)
   Income before income taxes &
     minority interest                                        726                                         695
   Pro forma income tax provision                             305                                         292
                                                           ------                                      ------
   Pro forma net income                                    $  421                                      $  403
                                                           ======                                      ======
   Pro forma net income per share                            0.08                                        0.08
                                                           ======                                      ======
   Shares used in computing pro
    forma net income per share                              5,003                                       5,003
                                                           ======                                      ======






        The accompanying notes are an integral part of these statements.

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            For the Six Months Ended
                                                                   -----------------------------------------
                                                                   June 30, 1997               June 30, 1996
                                                                   -------------               -------------
                                                                                  (unaudited)

Operating activities:
   Net income (loss)                                                 $ (137)                     $  514
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                      286                         391
     Minority interest in limited liability company's loss               --                        (208)
     Gain on sale of equipment                                           --                          (2)
     Changes in assets and liabilities:
       Accounts receivable                                             (243)                       (401)
       Prepaid expenses and other                                      (196)                        169
       Accounts payable                                                (181)                        142
       Accrued expenses                                                (190)                         18
       Accrued income taxes                                            (432)                        343
       Payable to UM Holdings Ltd. for income taxes                    (485)                         --
       Deferred revenues                                               (465)                         95
                                                                      ------                      ------
         Net cash provided by (used in) operating activities         (2,043)                      1,061
                                                                      ------                      ------

Investing activities
   Purchases of property and equipment                                 (663)                        (71)
   Proceeds from sales of property and equipment                         --                          64
   Net purchases of marketable securities                            (7,358)                         --
                                                                      ------                      ------
         Net cash used in investing activities                       (8,021)                         (7)
                                                                      ------                      ------
Financing activities:
   Net proceeds from the issuance of common stock                    34,159                          --
   Net distributions to UM Holdings Ltd.                                 --                        (404)
                                                                      ------                      ------
         Net cash provided by (used in) financing activities         34,159                        (404)

Net increase in cash and cash equivalents                            24,095                         650
Cash and cash equivalents, beginning of period                        1,498                          33
                                                                     ------                       ------
Cash and cash equivalents, end of period                            $25,593                      $  683
                                                                     ======                       ======


         The accompanying notes are an integral part of these statements

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's S-1 registration statement filed with the Securities and Exchange Commission as part of its initial public offering on February 3, 1997.

Note 2.  Net Income per Share

Net income per share is calculated based on the weighted average shares outstanding during the periods presented. Due to the net losses for the periods, common stock equivalents, consisting of common stock options, were not included as they are anti-dilutive.

Note 3.  New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing comparability of earnings per share data on an international basis. This pronouncement is effective for periods beginning after December 15, 1997, and is not expected to have a material impact on the Company's reported earnings per share.

Note 4.  Pro Forma Net Income Per Share

For the periods ended June 30, 1996, the Company's historical stockholders' equity and net income does not reflect the conversion of the minority interest in Premier Research LLC into Common Stock of the Company upon the closing of the Company's initial public offering in February 1997. Accordingly, historical net income per share is not considered meaningful and has not been presented.

Pro forma net income excludes the minority interest in the limited liability company's income or loss. The shares used in computing pro forma net income per share include the effect of the minority interest conversion as if the conversion occurred on January 1, 1996. In addition, the shares used in computing pro forma net income per share also include the dilutive effect of common stock equivalents outstanding during the periods, consisting of common stock options, using the treasury stock method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a clinical research organization providing a broad range of integrated product development services on a global basis to its clients in the pharmaceutical, biotechnology and medical device industries. The Company's services include centralized core laboratory testing, clinical trial management, clinical data management, biostatistical analysis, Phase I clinical research, health care economics and outcomes research and regulatory affairs services.

The Company's centralized core laboratory contracts are on a fee-for-service basis and generally have terms from one month to two years. A portion of the Company's fee typically is paid upon contract execution as a non-refundable up-front payment, with the remaining amounts billed monthly. Clinical research service contracts are generally fixed priced, with certain variable components, and range in duration from a few months to two years. A portion of the Company's fee typically is paid upon contract execution as a non-refundable up-front payment, with the balance billed in accordance with contract terms. The Company's contracts generally may be terminated with or without cause on 30 to 90 days notice. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of products being tested to satisfy safety or efficacy requirements; unexpected or undesirable clinical results of the product; the client's decision to forego a particular study; insufficient patient enrollment or investigator recruitment; and production problems resulting in shortages of required clinical supplies.

Revenues from core laboratory service contracts generally are recognized on a per procedure basis as the work is performed. Revenues from clinical research service contracts generally are recognized on a percentage of completion basis as work is performed. For the three months and six months ended June 30, 1997 the core laboratory services revenues represented 50.6% and 54.0%, respectively, of total net revenues. The Company regularly subcontracts with third-party investigators in connection with clinical trials and with other third-party providers for specialized services. These and other reimbursable costs are paid by the Company and reimbursed by clients and in accordance with industry practice, are included in revenues. Since reimbursed costs may vary significantly from contract to contract and are not meaningful for analyzing trends in revenues, they are included in gross revenues but excluded from net revenues. Consistent with industry practice, the Company considers net revenues its primary measure of growth. The Company has had, and expects to continue to have, certain clients from which at least 10% of the Company's overall revenue is generated. The Company believes that such concentration of business is not uncommon in the clinical research industry.

Results of Operations

Three months ended June 30, 1997 compared to three months ended June 30, 1996

Net revenue decreased $1,461,000, or 34.2%, to $2,810,000 for the three months ended June 30, 1997, compared to the three months ended June 30, 1996. This decrease was primarily due to core laboratory revenues for the three months ended June 30, 1997, being $2,390,000 less than the three months ended June 30, 1996. Core laboratory revenues decreased as several material ECG contracts which were ongoing in 1996, were completed in early 1997, with a low level of new ECG contracts in 1997. Partially offsetting the core laboratory revenue decrease were increased Phase I and clinical trial management revenues of $670,000 and $227,000, respectively, over the three months ended June 30, 1996. The increase in Phase I revenues was the result of several large contracts that were conducted increasing the utilization of the facility and services rendered. The clinical trial management revenue growth was attributable to the Company's increased service capabilities developed during the last year.

Direct costs decreased $55,000, or 3.2%, to $1,647,000 for the three months ended June 30, 1997, compared to the three months June 30, 1996. For the quarter ended June 30, 1996, the Company paid ECG reading analysis fees of $725,000 to a professional corporation owned by Joel Morganroth, M.D., the Company's President and Chief Executive Officer. The Company and Dr. Morganroth have entered into new employment and consulting agreements effective January 1, 1997; under these agreements Dr. Morganroth no longer receives ECG reading fees. Offsetting this decrease, were increases in Phase I direct expenses, and salary and related expenses in clinical research services. Phase I direct expenses increased $423,000 for the three months ended June 30, 1997, compared to the three months ended June 30, 1996, to support the increased level of operations. The Company increased the clinical trials and data management staff to support additional service capabilities. Direct costs as a percentage of net revenues increased to 58.6% for the three months ended June 30, 1997, from 39.9% for the three months ended June 30, 1996, because Phase I and CTM revenues have higher direct costs associated with its services.

Selling, general and administrative expenses increased $847,000, or 51.2%, to $2,502,000 for the three months ended June 30, 1997, compared to the three months ended June 30, 1996. Salaries and related benefits increased $490,000 for the second quarter of 1997 due to the Company's decision to double the sales staff and increase clinical trial and data management personnel. In addition to the increased sales force, non-salary related sales expenses increased by $205,000 for the quarter ended June 30, 1997, over June 30, 1996. These expenses were for sales literature, promotional items, folders, sales sheets and assorted other sales related material for a new sales campaign. Travel and telephone expenses increased as a result of the Company's 27% increase in staff from the quarter ended June 30, 1996, as compared to the quarter ended June 30, 1997.

Depreciation and amortization expense decreased $40,000, or 21.3%, to $148,000 for the quarter ended June 30, 1997, compared to the quarter ended June 30, 1996.

Other income of $430,000 for the three months ended June 30, 1997, resulted from the interest income on cash, cash equivalents and marketable securities due primarily from the net proceeds of the Company's initial public offering in February 1997.

The Company's effective tax rate was a 46.9% benefit for the three months ended June 30, 1997, versus 42.0% tax for the three months ended June 30, 1996. The difference was due to the effects of the loss from operations and investments in tax exempt securities in 1997.

Six months ended June 30, 1997 compared to six months ended June 30, 1996

Net revenue decreased $251,000, or 3.5%, to $6,909,000 for the six months ended June 30, 1997, compared to the six months ended June 30, 1996. This decrease was primarily due to core laboratory revenues for the six months ended June 30, 1997, being $2,431,000 less than the six months ended June 30, 1996. Core laboratory revenues decreased as several material ECG contracts which were ongoing in 1996, were completed in early 1997, with a low level of new ECG contracts in 1997. Offsetting most of the core laboratory revenue decrease were increased Phase I and clinical trial and data management revenues of $1,013,000 and $1,708,000, respectively, over the six months ended June 30, 1996. The increase in Phase I revenues was the result of several large contracts that were conducted increasing the utilization of the facility and services rendered. The clinical trial and data management revenue growth was attributable to the Company's increased service capabilities developed during the last year.

Direct costs increased $196,000, or 6.8%, to $3,068,000 for the six months ended June 30, 1997, compared to the six months ended June 30, 1996. For the six months ended June 30, 1996, the Company paid ECG reading analysis fees of $1,023,000 to a professional corporation owned by Joel Morganroth, M.D., the Company's President and Chief Executive Officer. The Company and Dr. Morganroth have entered into new employment and consulting agreements effective January 1, 1997; under these agreements Dr. Morganroth no longer receives ECG reading fees. Offsetting this decrease, were increases in Phase I direct expenses and salary and related expenses in clinical research services. Phase I direct expenses increased $423,000 for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 to support the increased level of operations. For the six months ended June 30, 1997, the Company increased the clinical trials and data management staff to support additional service capabilities. Direct costs as a percentage of net revenues increased to 44.4% for the six months ended June 30, 1997, from 40.1% for the six months ended June 30, 1996.

Selling, general and administrative expenses increased $1,358,000, or 42.4%, to $4,561,000 for the six months ended June 30, 1997, compared to the six months ended June 30, 1996. This increase is primarily the result of initiating new sales and marketing campaigns and related expenses, doubling the sales staff, increased commitment to developing the Company's proprietary software systems, and additional personnel costs associated with expanding service capabilities. Selling, general and administrative expenses as a percentage of net revenues increased to 66.0% for the six months ended June 30, 1997, from 44.7% for the six months ended June 30, 1996.

Depreciation and amortization expense decreased $105,000, or 26.9%, to $286,000 for the six months ended June 30, 1997, compared to the six months ended June 30, 1996. The decrease is primarily the result of equipment for the Phase I facility and clinical laboratory purchased in prior years becoming fully depreciated in 1997, and the Company's decision to move development of information technology to personal computers and server-based computer system from the more expensive VAX systems.

Other income of $679,000 for the six months ended June 30, 1997, resulted from the interest income on cash, cash equivalents and marketable securities due primarily from the net proceeds of the Company's initial public offering in February 1997.

The Company's effective tax was a 58.1% benefit for the six months ended June 30, 1997, versus a 42.0% tax for the six months ended June 30, 1996. The difference was due to the effects of the loss from operations in 1997 and investments in tax exempt securities in 1997.

Liquidity and Capital Resources

As of June 30, 1997, the Company had $25.6 million of cash and cash equivalents and $7.4 million invested in marketable securities. The Company has historically funded its operations and growth with cash flow from operations. In February 1997, the Company completed an initial public offering of its common stock. Proceeds of the offering, after expenses, were approximately $34.2 million.

During the six months ended June 30, 1997, the Company used cash in operating activities of $2.0 million, versus cash provided in the same period of the prior year. The decrease in operating cash flows is primarily due to an operating loss and changes in working capital accounts. Capital expenditures totaled $0.7 million in the first half of 1997. Net proceeds from the Company's initial public offering totalled $34.2 million. The Company used $7.4 million to acquire marketable securities.

The Company has a line of credit arrangement totaling $1 million with First Union National, Bank. At June 30, 1997, the Company had no borrowings under the line of credit.

The Company expects existing cash and cash equivalents, marketable securities, cash flow from operations, and the borrowings under its line of credit will be sufficient to meet its foreseeable cash needs for at least the next two years. Although the Company presently is not a party to any acquisition agreements or similar arrangements, there may be acquisitions or other growth opportunities that require additional external financing, and the Company may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurances that such financings will be available on terms acceptable to the Company.

DLB Systems

On June 30, 1997, the Company acquired a 14% equity position in a clinical trial software and service developer, DLB Systems, a subsidiary of Safeguard Scientifics, Inc. As part of the transaction, the Company has been granted the option, expiring March 31, 1998, to purchase all of the assets of DLB Systems.

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

                                          PREMIER RESEARCH WORLDWIDE, LTD
                                          -------------------------------
                                                   (Registrant)




     Date:  August 14,  1997         By:  /s/ Joel Morganroth
                                          -------------------------------
                                          Joel Morganroth, MD
                                          President and Chief Executive Officer




     Date:  August 14,  1997         By:  /s/ Fred M. Powell
                                          -------------------------------
                                          Fred M. Powell
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)