Form 10-Q/A
period 1997-06-30
PREMIER RESEARCH WORLDWIDE LTD
filed 1997-10-07
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A


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
                  Financial Condition and Results of Operations



Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                  a.)      Exhibits

                           4.1      Preferred Stock Purchase Agreement
                                    between DLB Systems, Inc. and
                                    Premier Research Worldwide Limited
                           11       Computation of Net Income
                                    per Common Share
                           27       Financial Data Schedule

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

                                          PREMIER RESEARCH WORLDWIDE, LTD
                                          -------------------------------
                                                   (Registrant)




     Date:  October 7,  1997         By:  /s/ Joel Morganroth
                                          -------------------------------
                                          Joel Morganroth, MD
                                          President and Chief Executive Officer




     Date:  October 7,  1997         By:  /s/ Fred M. Powell
                                          -------------------------------
                                          Fred M. Powell
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)