Form 10-Q
period 1997-09-30
PREMIER RESEARCH WORLDWIDE LTD
filed 1997-11-14
CIK 1026650

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
           ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 1997

                                       OR

           (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ............. to ...............
Commission file number 0-29100


                        PREMIER RESEARCH WORLDWIDE, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                          22-3264604
-------------------------------                 --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


    124 South 15th Street
      Philadelphia, PA                                       19102
-------------------------------                 --------------------------------
   (Address of principal                                  (Zip Code)
     executive offices)



                                  215-972-0420
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 1997, was 6,938,400.

                PREMIER RESEARCH WORLDWIDE, LTD AND SUBSIDIARIES


                                     INDEX
                                     -----
                                                                            Page
                                                                            ----
Part I.  Financial Information

 Item 1. Financial Statements

         Condensed consolidated balance sheets -- September 30, 1997
         (unaudited) and December 31, 1996                                     3

         Condensed consolidated statements of operations (unaudited) --
         Three months and nine months ended September 30, 1997 and 1996        4

         Condensed consolidated statements of cash flows --
         Nine months ended September 30, 1997 (unaudited) and 1996             5


         Notes to condensed consolidated financial statements (unaudited)      6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 7


Part II. Other Information

 Item 2. Changes in Securities and Use of Proceeds

 Item 6. Exhibits and Reports on Form 8-K

                a.)     Exhibits

                        11      Computation of Net Income per Common Share
                        27      Financial Data Schedule

                b.)     Reports on Form 8-K

                        None

Signatures

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                          September 30, 1997               December 31, 1996
                                                                        ----------------------           ---------------------
                                                                             (unaudited)
ASSETS
Current assets:
   Cash & cash equivalents                                                      $16,248                            $1,498
   Marketable securities                                                         15,722                                 -
   Accounts receivable, net                                                       3,062                             2,837
   Prepaid expenses and other                                                       557                               386
   Deferred income taxes                                                            106                               106
                                                                                -------                            ------
        Total current assets                                                     35,695                             4,827

Property and equipment, net                                                       1,287                               732
DLB investment                                                                    1,000                                --
Deferred income taxes and other                                                   1,006                               189
                                                                                -------                            ------
                                                                                $38,988                            $5,748
                                                                                =======                            ======
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $   558                            $  831
   Accrued expenses                                                                 732                               664
   Accrued income taxes                                                               -                               106
   Payable to UM Holdings Ltd. for income taxes                                       -                               485
   Deferred revenue                                                               1,779                             1,146
                                                                                -------                            ------
        Total current liabilities                                                 3,069                             3,232
                                                                                -------                            ------
Stockholders' equity:
   Common stock, $.01 par value, 15,000,000 shares
       authorized, 6,938,400 and 4,402,000 shares issued and
       outstanding, respectively                                                     69                                44
   Additional paid-in capital                                                    36,408                             2,273
   Retained earnings (accumulated deficit)                                         (558)                              199
                                                                                -------                            ------
        Total stockholders' equity                                               35,919                             2,516
                                                                                -------                            ------
                                                                                $38,988                            $5,748
                                                                                =======                            ======






        The accompanying notes are an integral part of these statements.

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                    For the Three Months Ended           For the Nine Months Ended
                                                                 Sept. 30, 1997    Sept. 30, 1996    Sept. 30, 1997   Sept. 30, 1996
                                                                 --------------    --------------    --------------   --------------
                                                                           (unaudited)                 (unaudited)
Revenues                                                              $2,941           $4,568            $10,142         $11,754
Less-Reimbursed costs                                                   (291)            (122)              (583)           (147)
                                                                      ------           ------            -------         -------
Net revenues                                                           2,650            4,446              9,559          11,607

Costs and expenses:
   Direct costs                                                        1,599            1,743              4,668           4,615
   Selling, general and administrative                                 2,396            1,867              6,956           5,070
   Depreciation and amortization                                         154              165                440             556
                                                                      ------           ------            -------         -------
     Total costs and expenses                                          4,149            3,775             12,064          10,241
                                                                      ------           ------            -------         -------

Income (loss) from operations                                         (1,499)             671             (2,505)          1,366

Other income, net                                                        372              -                1,051             -
                                                                      ------           ------            -------         --------


Income (loss) before income taxes and minority interest               (1,127)             671             (1,454)          1,366
Minority interest in limited liability company's loss                    -                 95                -               303
                                                                      ------           ------            -------         -------

Income (loss) before income taxes                                     (1,127)             766             (1,454)          1,669

Income taxes provision (benefit)                                        (507)             330               (697)            719
                                                                      ------           ------            -------         -------
Net income (loss)                                                     $ (620)          $  436            $  (757)        $   950
                                                                      ======           ======            =======         =======
Net income (loss) per share                                           $(0.09)                            $ (0.11)
                                                                      ======                             =======
Weighted average shares outstanding                                    6,938                               6,632
                                                                      ======                             =======
Pro forma net income per share (Note 4)
  Income before income taxes & minority interest                                          671                              1,366
  Pro forma income tax provision                                                          282                                596
                                                                                       ------                            -------
  Pro forma net income                                                                 $  389                            $   770
                                                                                       ======                            =======
  Pro forma net income per share                                                       $ 0.08                            $  0.15
                                                                                       ======                            =======
  Shares used in computing pro forma net income per share                               5,003                              4,998
                                                                                       ======                            =======



        The accompanying notes are an integral part of these statements.

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        For the Nine Months Ended
                                                                                Sept. 30, 1997               Sept. 30, 1996
                                                                                --------------               --------------
                                                                                 (unaudited)
Operating activities:
  Net income (loss)                                                               $   (757)                        $  950
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                    440                            556
      Minority interest in limited liability company's loss                              -                           (303)
      Deferred income taxes                                                           (853)                           (43)
      Gain on sale of equipment                                                          -                             (2)
      Changes in assets and liabilities:
         Accounts receivable                                                          (225)                          (864)
         Prepaid expenses and other                                                   (171)                           119
         Accounts payable                                                             (273)                           130
         Accrued expenses                                                               68                            114
         Accrued income taxes                                                         (106)                           269
         Payable to UM Holdings Ltd. for income taxes                                 (485)                           447
         Deferred revenues                                                             633                            (45)
                                                                                  --------                        -------
            Net cash provided by (used in) operating activities                     (1,729)                         1,328
                                                                                  --------                        -------
Investing activities:
  Purchases of property and equipment                                                 (958)                          (178)
  DLB investment                                                                    (1,000)                             -
  Proceeds from sales of property and equipment                                          -                             34
  Net purchases of marketable securities                                           (15,722)                             -
                                                                                  --------                        -------
     Net cash used in investing activities                                         (17,680)                          (144)
                                                                                  --------                        -------
Financing activities:
        Net proceeds from the issuance of common stock                              34,159                              -
        Net distributions to UM Holdings Ltd.                                            -                           (687)
                                                                                  --------                        -------
           Net cash provided by (used in) financing activities                      34,159                           (687)

Net increase in cash and cash equivalents                                           14,750                            497
Cash and cash equivalents, beginning of period                                       1,498                             33
                                                                                  --------                        -------
Cash and cash equivalents, end of period                                          $ 16,248                         $  530
                                                                                  ========                        =======

        The accompanying notes are an integral part of these statements.

               PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's S-1 registration statement filed with the Securities and Exchange Commission as part of its initial public offering on February 3, 1997.

Note 2.  Net Income (Loss) per Share

Net income (loss) per share is calculated based on the weighted average shares outstanding during the periods presented. Due to the net losses for the periods in 1997, common stock equivalents, consisting of common stock options, were not included as they are anti-dilutive.

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

Note 4.  Pro Forma Net Income Per Share

For the period ended September 30, 1996, the Company's historical stockholders' equity and net income does not reflect the conversion of the minority interest in Premier Research LLC into Common Stock of the Company upon the closing of the Company's initial public offering in February 1997. Accordingly, historical net income per share is not considered meaningful and has not been presented.

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

Revenues from core laboratory service contracts generally are recognized on a per procedure basis as the work is performed. Revenues from clinical research service contracts generally are recognized on a percentage of completion basis as work is performed. For the three months and nine months ended September 30, 1997, the core laboratory services revenues represented 59.4% and 55.5%, respectively, of total net revenues. The Company regularly subcontracts with third-party investigators in connection with clinical trials and with other third-party providers for specialized services. These and other reimbursable costs are paid by the Company and reimbursed by clients and in accordance with industry practice, are included in revenues. Since reimbursed costs may vary significantly from contract to contract and are not meaningful for analyzing trends in revenues, they are included in gross revenues but excluded from net revenues. Consistent with industry practice, the Company considers net revenues its primary measure of growth. The Company has had, and expects to continue to have, certain clients from which at least 10% of the Company's overall revenue is generated. The Company believes that such concentration of business is not uncommon in the clinical research industry.

Results of Operations

Three months ended September 30, 1997 compared to three months ended September 30, 1996

Net revenue decreased $1,796,000, or 40.4%, to $2,650,000 for the three months ended September 30, 1997, compared to the three months ended September 30, 1996. This decrease was primarily due to core laboratory revenues for the three months ended September 30, 1997, being $1,718,000 less than the three months ended September 30, 1996. Core laboratory revenues decreased as several material ECG contracts which were ongoing in 1996, were completed in early 1997, with a low level of new ECG contracts in 1997. Partially offsetting the core laboratory revenue decrease were increased clinical trial management revenues of $231,000, over the three months ended September 30, 1996. The clinical trial management revenue growth was attributable to the Company's increased service capabilities developed during the last year.

Direct costs decreased $144,000, or 8.3%, to $1,599,000 for the three months ended September 30, 1997, compared to the three months ended September 30, 1996. For the quarter ended September 30, 1996, the Company paid ECG reading analysis fees of $490,000 to a professional corporation owned by Joel Morganroth, MD, the Company's President and Chief Executive Officer. The Company and Dr. Morganroth have entered into new employment and consulting agreements effective January 1, 1997; under these agreements Dr. Morganroth no longer receives ECG reading fees. Offsetting this decrease, were increases in salary and related expenses for clinical research services for the three months ended September 30, 1997, compared to the three months ended September 30, 1996, to support the increased level of operations. The Company increased the clinical trials and data management staff to support additional service capabilities. Direct costs as a percentage of net revenues increased to 60.4% for the three months ended September 30, 1997, from 39.3% for the three months ended September 30, 1996, because clinical research revenues have higher associated direct costs.

Selling, general and administrative expenses increased $529,000, or 28.4%, to $2,396,000 for the three months ended September 30, 1997, compared to the three months ended September 30, 1996. Salaries and related benefits increased $338,000 for the third quarter of 1997 due to the Company's decision to double the sales staff and increase clinical trial and data management personnel. In addition to the increased sales force, non-salary related sales expenses increased by $100,000 for the quarter ended September 30, 1997, over September 30, 1996, and accounting and legal increased $83,000 for the quarter ended September 30, 1997, compared to September 30, 1996.

Depreciation and amortization expense decreased $11,000, or 6.7%, to $154,000 for the quarter ended September 30, 1997, compared to the quarter ended September 30, 1996.

Other income of $372,000 for the three months ended September 30, 1997, resulted primarily from the interest income on cash, cash equivalents and marketable securities as a result of the net proceeds of the Company's initial public offering in February 1997.

The Company's effective tax rate was a 45.0% benefit for the three months ended September 30, 1997, versus a 43.1% provision for the three months ended September 30, 1996. The difference was due to the effects of the loss from operations and investments in tax exempt securities in 1997.

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

Net revenue decreased $2,048,000, or 17.6%, to $9,559,000 for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. This decrease was primarily due to core laboratory revenues for the nine months ended September 30, 1997, being $4,202,000 less than the nine months ended September 30, 1996. Core laboratory revenues decreased as several material ECG contracts which were ongoing in 1996, were completed in early 1997, with a low level of new ECG contracts in 1997. Offsetting the core laboratory revenue decrease were increased Phase I and clinical trial and data management revenues of $952,000 and $1,205,000, respectively, over the nine months ended September 30, 1996. The increase in Phase I revenues was the result of several large contracts that were conducted increasing the utilization of the facility and services rendered. The clinical trial and data management revenue growth was attributable to the Company's increased service capabilities developed during the last year.

Direct costs increased $53,000, or 1.1%, to $4,668,000 for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. For the nine months ended September 30, 1996, the Company paid ECG reading analysis fees of $1,513,000 to a professional corporation owned by Joel Morganroth, MD, the Company's President and Chief Executive Officer. The Company and Dr. Morganroth have entered into new employment and consulting agreements effective January 1, 1997; under these agreements Dr. Morganroth no longer receives ECG reading fees. Offsetting this decrease, were increases in Phase I direct expenses and salary and related expenses in clinical research services. Phase I direct expenses increased $603,000 for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996, to support the increased level of operations. For the nine months ended September 30, 1997, the Company increased the clinical trials and data management staff to support additional service capabilities. Direct costs as a percentage of net revenues increased to 48.9% for the nine months ended September 30, 1997, from 39.8% for the nine months ended September 30, 1996.

Selling, general and administrative expenses increased $1,886,000, or 37.2%, to $6,956,000 for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. This increase is primarily the result of initiating new sales and marketing campaigns and related expenses, doubling the sales staff, increased commitment to developing the Company's proprietary software systems, and additional personnel costs associated with expanding service capabilities. Selling, general and administrative expenses as a percentage of net revenues increased to 72.8% for the nine months ended September 30, 1997, from 43.7% for the nine months ended September 30, 1996.

Depreciation and amortization expense decreased $116,000, or 20.9%, to $440,000 for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. The decrease is primarily the result of equipment for the Phase I facility and clinical laboratory purchased in prior years becoming fully depreciated in 1997, and the Company's decision to move development of information technology to personal computers and server-based computer system from the more expensive VAX systems.

Other income of $1,051,000 for the nine months ended September 30, 1997, resulted from the interest income on cash, cash equivalents and marketable securities as a result of the net proceeds of the Company's initial public offering in February 1997.

The Company's effective tax rate was a 47.9% benefit for the nine months ended September 30, 1997, versus a 43.1% provision for the nine months ended September 30, 1996. The difference was due to the loss from operations in 1997 and investments in tax exempt securities in 1997.

Liquidity and Capital Resources

As of September 30, 1997, the Company had $16.2 million of cash and cash equivalents and $15.7 million invested in marketable securities. The Company has historically funded its operations and growth with cash flow from operations. In February 1997, the Company completed an initial public offering of its common stock. Proceeds of the offering, after expenses, were approximately $34.2 million.

During the nine months ended September 30, 1997, the Company used cash in operating activities of $1.7 million, verses cash provided of $1.3 million in the same period of the prior year. The decrease in operating cash flows is primarily due to an operating loss and changes in working capital accounts. Capital expenditures totaled $1 million in the first nine months of 1997. Net proceeds from the Company's initial public offering totaled $34.2 million. The Company used $15.7 million to acquire marketable securities.

The Company has a line of credit arrangement totaling $3 million with First Union National Bank. At September 30, 1997, the Company had no borrowings under the line of credit.

The Company expects existing cash and cash equivalents, marketable securities, cash flow from operations, and the borrowings under its line of credit will be sufficient to meet its foreseeable cash needs for at least the next two years. Although the Company presently is not a party to any acquisition agreements or similar arrangements, other than DLB systems (see below) there may be acquisitions or other growth opportunities that require additional external financing, and the Company may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurances that such financings will be available on terms acceptable to the Company.

DLB Systems

On June 30, 1997, the Company acquired a 14% equity position in a clinical trial software and service developer, DLB Systems, a subsidiary of Safeguard Scientifics, Inc. As part of the transaction, the Company had been granted the option, expiring March 31, 1998, to purchase all of the assets of DLB Systems. The Company exercised its option on October 14, 1997, and consummated the acquisition effective October 31, 1997. The cash portion of the purchase price in this acquisition of $6.5 million was satisfied by use of internal funds. See the Company's Report on Form 8-K dated, November 12, 1997 for additional information on this acquisition.

Inflation

The Company believes the effects of inflation generally do not have a material adverse effect on its results of operations or financial condition.

Cautionary Statement for Forward Looking Information

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth above may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks and uncertainties such as competitive factors, technological development, market demand, and the Company's ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects, and internal issues of the sponsoring client. Further information on potential factors that could affect the Company's financial results can be found in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

Part II.  Other Information

 Item 2. Changes in Securities and Use of Proceeds

 Use of Proceeds - The following information is provided with respect to the Company's initial public offering of its Common Stock.

 (1) Effective Date of Securities Act Registration Statement: February 3, 1997
     Registration No.:     333-17001

 (2) Offering date:      February 4, 1997

 (3) Not applicable

 (4) (i)     The offering terminated after all shares registered were sold.

     (ii)    Managing Underwriters: Montgomery Securities
                                     Furman Selz
                                     Genesis Merchant Group

     (iii)   Class of securities registered:        Common Stock

     (iv)                               Account of Company                  Account of Selling Shareholder
                                        ------------------                  ------------------------------
         Amount Registered            2,000,000 common stock                     750,000 common stock

         Aggregate Price of
         Amount Registered            $34,000,000                                $12,750,000

         Amount sold:                 2,206,250 common stock                     956,250 common stock

         Aggregate Offering
         Price of Amount Sold         $37,506,250                                $16,256,250

      (v)    Expenses of offering for account of the Company
             Underwriting Discount & Commissions:               $2,625,437
             Other expenses:                                      $671,755
             Total expenses:                                    $3,297,192

             (A) There, were no direct of indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of common stock of PRWW.

             (B) All of the above payments were direct or indirect payments to others not described in clause (A).

      (vi)   Net offering proceeds to the Company:             $34,209,057

      (vii)  Use of proceeds as of September 30, 1997:
             Investment:                                        $1,000,000
             Purchase of equipment:                               $960,243
             Working capital:                                     $986,682
             Temporary investments (consisting
             of short term, investment grade securities)       $31,262,132

             (A) There were no direct of indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of common stock of PRWW.

             (B) All of the above payments were direct or indirect payments to others not described in clause (A).

      (viii) The use of proceeds is consistent with the Prospectus.


        Item 6. Exhibits and Reports on Form 8-K

                a.)     Exhibits

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

                                                PREMIER RESEARCH WORLDWIDE, LTD
                                                          (Registrant)




Date:  November 14,  1997                       By:    /s/ Joel Morganroth
                                                       ------------------------
                                                       Joel Morganroth, MD
                                                       President and Chief
                                                       Executive Officer




Date:  November 14,  1997                       By:    /s/ Fred M. Powell
                                                       ------------------------
                                                       Fred M. Powell
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)