Form 10-K
period 1997-12-31
PREMIER RESEARCH WORLDWIDE LTD
filed 1998-03-31
CIK 1026650

================================================================================
                       Securities and Exchange Commission
                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required) For the Fiscal Year ended December 31, 1997
                                       or
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
     For the transition period from __________ to ___________

                           Commission File No. 0-29100

                                   ----------

                        PREMIER RESEARCH WORLDWIDE, LTD.
               (Exact name of issuer as specified in its charter)

         Delaware                                         22-3264604
(State of incorporation)                    (I.R.S. Employer Identification No.)


                  124 South 15th Street Philadelphia, PA 19102
               (Address of Principal Executive Offices - Zip Code)

                                   ----------

       Registrant's telephone number, including area code: (215) 972-0420

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       ____     ____

The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Common Stock as reported by Nasdaq on March 27, 1998 was $19,292,000

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Number of shares of Common Stock of the registrant issued and outstanding as of March 27, 1998 was 7,173,500

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (items 10, 11, 12 and 13) is incorporated by reference from the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A, or if such proxy statement is not filed with the Commission on or before 120 days after the end of the fiscal year covered by this Report, such information will be included in an amendment to this Report filed no later than the end of such 120-day period.
================================================================================

ITEM 1. BUSINESS

General

         Premier Research Worldwide, Ltd. (the "Company") is a clinical research organization ("CRO") providing a broad range of integrated product development services to its clients in the pharmaceutical, biotechnology and medical device industries. The Company's services include centralized diagnostic testing, clinical trial management, clinical data management, biostatistical analysis, health care economics and outcomes research and regulatory affairs services. In addition, the Company develops, markets and supports clinical trial software products.

         All of the Company's services are designed to help clients reduce their product development time in a cost-effective manner. In 1977, the Company's predecessor, Cardio Data Systems, began providing diagnostic testing services used to evaluate the safety and efficacy of new drugs. Today, the Company provides these services, which include electrocardiograms ("ECGs"), Holter monitoring, pulmonary function testing, blood and urine sampling, and other tests, on a centralized basis. To take advantage of the potential synergies and cross-selling opportunities with its centralized diagnostic testing services, the Company added clinical trial management capabilities in September 1995 by forming with PREMIER, Inc. (a large voluntary healthcare alliance), a limited liability company, which was owned 65% by the Company and 35% by PREMIER, Inc. Upon the closing of the Company's initial public offering of its Common Stock in February 1997, PREMIER, Inc.'s minority interest in this limited liability company was converted into 330,150 shares of Common Stock of the Company.

         During 1997, the Company acquired the assets and business of DLB Systems, Ltd. ("DLB"), a provider of clinical trial and data management software and services to the pharmaceutical, biotechnology and device industry. The acquisition of DLB provides the opportunity to extend the Company's clinical data management expertise worldwide. The integration of the Company's rapid data acquisition and review capacity and DLB's integrated clinical research system allows the Company to offer technological advantages facilitating drug and medical device development.

Company Services

         The Company's services include centralized diagnostic testing services, clinical trial and data management, biostatistical services, health care economics and outcomes research and regulatory affairs services, both in the United States and internationally. In addition, the Company develops, markets and supports clinical trial software products.

Centralized Diagnostic Testing Services

         Diagnostic tests are employed in clinical trials to measure the effect of the product on certain body organs and systems, to determine the product's safety and/or efficacy. Diagnostic testing services provided by the Company include a variety of diagnostic tests, such as ECGs, Holter monitoring and clinical laboratory services. These services, which the Company provides on a centralized basis, are part of most new drug studies. In most cases, the ECG and transtelephonic monitoring strips, Holter monitoring tapes, imaging and pulmonary function computer disks and blood and urine samples are delivered to the Company, which the Company then analyzes or interprets. The Company provides a broad array of centralized diagnostic testing services, including the following:

         12-lead Electrocardiography. The ECG provides an electronic map of the heart's rhythm and structure, and typically is performed in most clinical trials. ECG strips are measured by the Company's analysts utilizing a digitizing system, and are then interpreted by a Board-certified cardiologist.

         Holter Monitoring. Holter monitoring is a 24 hour continuous ECG recording of the heart's rhythm on a cassette tape. The Company has provided Holter monitoring services since 1977.

         Transtelephonic Monitoring (TTM). TTM measures the electrical activity of the heart, typically for 5 to 30 seconds. This data is transmitted over telephone lines by patients carrying a self-activated transmitting device. This test typically is utilized in trials seeking to identify symptomatic heart rhythm events.

         Pulmonary Function Testing (PFT). PFT measures the lungs' capacity and function by having the patient breathe into a spirometer.

         Diagnostic Imaging. This service is used in all clinical imaging modalities, including standard radiography (e.g., x-rays), contrast-enhanced radiography (e.g., angiography, studies of the gastrointestinal tract), computed techniques (including CT scanning and MRI), nuclear medicine techniques and ultrasonography to determine or confirm the condition of a patient.

         Clinical Laboratory Services. The Company performs centralized reference testing of blood and urine samples for drug trials.

Clinical Trial Management Services

         The Company offers complete services for the design, performance and management of clinical trial programs. The results of clinical trials form the basis on which regulatory approval is granted for pharmaceutical and biotechnology products and medical devices. The Company's multi-disciplinary clinical research group and extensive network of consultants examine a product's pre-clinical and clinical data to design protocols that will evaluate the product's safety and efficacy. The Company can then manage every aspect of clinical trials, including protocol and database design, site and investigator recruitment, regulatory initiation, patient enrollment, study monitoring and data collection, medical services and report writing.


The Company's clinical trial management services include the following:

         Study Protocol Design. The protocol defines the medical issues the study seeks to examine and the statistical tests that will be conducted to determine whether the product is safe and effective or, in some pharmacoeconomic trials, whether it is cost-effective. Detailed in the protocol are: (i) the number and type of clinical, laboratory and outcomes measures that are to be tracked and analyzed, (ii) the number of patients required to produce a statistically valid result, (iii) the period of time over which the patients must be tracked and (iv) the dosage and frequency of drug administration or the program of use of the relevant device.

         Site and Investigator Recruitment. The drug or device being tested is administered to patients by physicians (investigators), at hospitals, clinics or other locations (sites). Potential investigators are identified by a number of means. In some cases, the sponsor has pre-selected investigators with whom it wishes to work. The CRO generally solicits the investigator's participation in the study. Each trial's success depends on the successful identification and recruitment of investigators with an adequate base of patients who meet the requirements of the study protocol. The Company has a database of several thousand investigators, both within and outside the PREMIER, Inc. alliance of hospitals. Access to this data allows the Company to readily identify the sites and investigators able to provide the requisite patient population.

         Patient Enrollment. Investigators find and enroll patients suitable for each study according to the protocol. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Inability to recruit a sufficient number of patients in a timely manner is a recurring problem and one of the most frequent causes of clinical trial delays, as well as a major source of cost overruns for the sponsor. The Company believes that its affiliation with PREMIER, Inc. and the resultant access to PREMIER, Inc.'s databases should enhance the Company's ability to quickly and cost-effectively recruit investigators and patients for clinical trials. The Company believes that its access to PREMIER, Inc.'s patient databases provides a competitive advantage because it permits the Company to identify more precisely exclusion and inclusion criteria, thereby maximizing patient recruitment without jeopardizing patient safety.

         Regulatory Services. Each site is required to document compliance with regulations governing the conduct of clinical trials, which must be completed before a trial can be initiated. The PremierResearch * CTIMS (clinical trial information management system) facilitates this process by providing real-time tracking of the status of all relevant documents to the Company and to the client.

         Study Monitoring and Data Collection. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on customized case report forms ("CRFs") and laboratory reports. Traditionally, these data are assessed at the study site by, specially trained clinical research associates, also known as CRAs or monitors. The CRAs compare the data to the medical records at the site to reduce the possibility of fraud or error. The CRA requires site personnel to correct errors to facilitate efficient data entry. CRAs visit sites regularly to ensure that the CRFs are completed correctly and that all data specified in the protocol are collected. CRFs are reviewed for consistency and accuracy before their data are entered into an electronic database. In most CROs, these data are manually entered by personnel who are not trained to evaluate the content of the data.

         The Company also offers its clients the PremierResearch o Fax system, a data entry system based on a combination of a commercially available technology (DataFax TM, Clinical DataFax Systems Inc.) and procedures and software developed by the Company, which can accelerate the completion, correction and review of accurate CRF data. The PremierResearch * Fax system permits a CRF to be filled out by the investigating site, faxed to the Company and reviewed using the Company's Navigator system within days of a patient's visit. The data from the fax are automatically downloaded into the Company's database by means of optical character recognition and the results are carefully checked both by computer and by trained clinical research personnel. Any errors are compiled and automatically faxed back to the site for correction. This process allows a large portion of data errors to be identified and corrected within a week of a given patient's visit, as opposed to the traditional correction process that typically requires several weeks to several months. The Company believes that correcting a large portion of the errors as the trial progresses decreases the time and expense of clinical data collections and is a significant competitive advantage.

         Medical Services and Report Writing. During the course of a clinical trial, the Company may provide medical research services, including medical monitoring of the clinical trials and interpretation of clinical trial results. In addition, the statistical analysis of the data collected during a trial, together with other clinical data, are included in a final report generated for inclusion in a regulatory document. The Company's PremierResearch * CARD (computer-assisted research and development) technology allows for immediate correction of data and identification of safety and efficacy issues that may change the course of the clinical development plan or accelerate its timeline. The Company believes that this results in improved medical services.

Clinical Data Management and Biostatistical Analysis

         The Company has a history of technological innovation in the provision of services in drug trials, including creating the first computer-assisted new drug application ("CANDA") and creating over sixty CANDAs. The Company believes that its technological expertise provides a competitive advantage in the provision of clinical data management and biostatistical analysis services.

         Clinical Data Management. The Company's data management professionals assist in the design of protocols and CRFs, as well as the development of training manuals for investigational staff to ensure that data are collected in a systematic format. Once the study protocol has been finalized, CRFs for recording the desired information must be developed. Different CRFs may be used at different assessment periods during the course of a trial reflecting the variety of data collected, and there may be as many as 100 or more CRFs for each patient in a given study. The Company's technically trained staff format CRFs compatible with the optical character recognition capabilities of the Company's PremierResearch * Fax system. CRFs, when utilized with the PremierResearch * Fax system, increase the accuracy and reduce the time and cost of data processing during the trial. Databases are designed according to the analytical specifications of the project and the particular needs of the client. The Company provides clients with data listings, data review and coding, data entry, database verification and editing and problem data resolution. In addition, the Company offers its clients the ability to compile the clinical data for an electronic regulatory submission, such as a CANDA.

         Biostatistical Analysis. The Company's biostatistics professionals provide biostatistical consulting, database design, data analysis and statistical reporting. These professionals develop and review protocols, design appropriate analysis plans and design report formats to address the objectives of the study protocol and the client's individual objectives. The Company's programming staff and biostatisticians work together to perform appropriate analyses and produce tables, graphs, listings and other applicable displays of trial results. In addition, biostatisticians can assist clients in government regulatory proceedings and in legal proceedings.

Health Care Economics and Outcomes Research

         In response to the increased need for pharmacoeconomic and outcomes data following product approval, the Company offers a variety of health information services using its expertise in data collection, acquisition, monitoring, and auditing. The Company designs and conducts pharmacoeconomic, technology assessment, and clinical outcomes studies for pharmaceutical clients as well as for PREMIER, Inc. and its affiliated hospitals and institutions. PREMIER, Inc. and the Company developed an adverse event reporting system and a drug use information system. The Company plans to expand this activity to include such services to PREMIER, Inc. members and other health systems.

Regulatory Affairs Services

         The Company provides comprehensive regulatory product registration services for pharmaceutical, biotechnology and medical device products in North America, including regulatory strategy formulation, document preparation and intermediation with the FDA and other regulatory agencies. The Company reviews published literature, assesses the scientific background of a product and the competitive and regulatory environment, identifies deficiencies and defines the steps necessary to obtain registration in the most expeditious manner. Through this service, the Company helps its clients determine the feasibility of developing a particular product or product line.

Technology

         The Company develops, markets and supports clinical trial software. It also utilizes its technology to support its services to clients.

         The Company's technology is designed to accelerate product development and to improve the quality of clinical research by providing superior data handling that facilitates analysis. Its technology is developed for clinical research personnel, rather than information technology specialists, enabling medical reviewers to make timely and accurate decisions during the product development process. The acquisition of DLB provides the opportunity to extend the Company's clinical data management expertise worldwide. The integration of the Company's rapid data acquisition and review capacity and DLB's integrated clinical data management system allows the Company to offer technological advantages facilitating drug and medical device development. The Company's software is available on multiple platforms which facilitates integration with the wide variety of systems used by its clients.

         The Company believes that its technology is attractive to its clients' clinical groups, since it includes "user-friendly" tools specifically designed for clinical research personnel. The Company believes that this provides a competitive advantage, since this group is influential in CRO selection.

         The Company has a history of technological innovation in the support of clinical trials, including:


     * First electronic transfer of centralized diagnostic data, eliminating manual key punching (1979).

     * First multi-site remote data entry system used by the FDA, partially replacing site monitoring (1984).

     * First computer-assisted new drug application, shortening regulatory review process (1985). The Company has since filed over 60 full data review CANDAs, which it believes constitutes more submissions of this kind than all the other major CROs combined.

     * First NDA Day, a one day intensive session between the FDA and the product's sponsor utilizing the interactive features and real-time data query capabilities of the CANDA (1988).

     * First interactive CANDA, providing for the interactive review of clinical data by the FDA, further accelerating the regulatory review process (1993).

         The Company's technology includes:

         PremierResearch * Navigator. Navigator is the Company's proprietary, highly interactive software system designed specifically for the review, analysis and submission of clinical data in the new drug or device application process. The Company's role in the first CANDA submission, the first interactive CANDA and the first NDA Day, which are described above, are examples of uses of the technology that has evolved into Navigator. Navigator is designed to allow medical and regulatory personnel to interactively review and analyze research data. It is a "user-friendly" software that permits medical personnel to: subset data; better analyze and understand clinical trial results, including adverse events and identification of outliers; graphically display clinical research data; and respond more quickly to regulatory review questions. The Company believes that use of its Navigator system speeds both the product development and regulatory review process, which allows the client to prioritize, change or potentially terminate development of the product.

         The Company markets the Navigator system for single clinical studies or single laboratory datasets under the name PremierResearch * CARD
(computer-assisted research and development). Immediate review of clinical information to detect errors in trial conduct is possible with PremierResearch * CARD, allowing for rapid correction of data and identification of safety and efficacy issues that may change the course of the clinical development plan or accelerate its timeline.

         The Company markets the Navigator system for electronic regulatory submissions for pharmaceutical clients under the name PremierResearch * CANDA. PremierResearch * CANDA allows for faster and more effective medical review and analysis of the submission by the product's sponsor and by regulatory authorities than conventional tools. Navigator also may be used for the regulatory submission of biologic and medical device clinical data.

         PremierResearch * Enterprise. Enterprise is a proprietary information management system that permits efficient and timely delivery of diagnostic and clinical trial data to the user. Enterprise integrates an entire set of data from an individual patient in a clinical trial. This information is then available for on-line review by project management, diagnostic services and clinical research personnel. Enterprise also provides for flexible encoding and transfer of the clinical information to the client, based on standardized data specifications or the client's own specifications. The data can be provided to the client in a variety of data and media formats, as well as bundled with Navigator, to allow for immediate interactive review. The Company believes that Enterprise facilitates and speeds product development by making it easier for the Company, on behalf of the client, to collect, store, retrieve and utilize the massive amounts of data traditionally collected in clinical trials.

         PremierResearch * Fax. The Company has developed an overall data-handling process based on the use of a commercial technology (DataFaxTM, Clinical DataFax Systems Inc.) supplemented by validation procedures and export software and procedures allowing integration into the Company's proprietary Navigator system in an overall system referred to as the PremierResearch * Fax process. This system receives CRFs, electronically enters the information into databases, queries the site to correct data errors and inconsistencies, and compiles the resultant database for rapid export into the Navigator system for clinical review. The Company believes that the PremierResearch * Fax system can accelerate the collection and correction of the CRF, which is filled out by investigators at a site and faxed to the Company within days of the patient visit. The data from the fax is automatically downloaded into the Company's database by means of optical character recognition and the results are carefully checked by both the computer and trained clinical research personnel. Any errors are compiled and automatically faxed back to the site for correction. This process allows a large portion of data errors to be resolved within a week of a given patient's visit, as opposed to the traditional correction process that typically requires several weeks to several months. The Company believes that correcting a large portion of errors as the trial progresses decreases the time and expense of clinical data collection.

         Recorder. Recorder aids clinical data management by unifying and simplifying case report design, database checking and data quality checking.

         Monitor. Monitor is a comprehensive system and methodology for clinical development, which supports the planning and management of a development program and associated studies from Phase I through Phase IV.

         Alert. Alert is a comprehensive system providing a complete solution for multi-national regulatory compliance for manufacturers of pharmaceuticals, biologics, consumer health care products and medical devices. Alert provides for tracking each adverse event through all stages of initial data entry, assessment, follow-up, and reporting.

Relationship with PREMIER, Inc.

         In September 1995, the Company formed a limited liability company with PREMIER, Inc., which was owned 65% by the Company, for the provision of clinical research services. Upon the Company's initial public offering of its Common Stock in February 1997, PREMIER, Inc.'s interest in the limited liability company converted into 330,150 shares of the Company's Common Stock.

         PREMIER, Inc. is a voluntary healthcare alliance of more than 1,800 affiliated hospitals and institutions which is the result of the merger of the Premier Health Alliance, Inc., American Healthcare Systems, Inc. and SunHealth Alliance, Inc. It is a large voluntary healthcare alliance in the United States, representing approximately 300,000 hospital beds throughout the United States. PREMIER, Inc. negotiated, on behalf of the alliance, group purchases of approximately $6 billion and $10 billion of medical devices, supplies and pharmaceuticals in 1995 and 1996, respectively.

         The agreement between PREMIER, Inc. and the Company gives the Company access to information about PREMIER, Inc.'s pharmaceutical contacts as well as access to PREMIER, Inc.'s databases of patients and physicians for use in connection with the Company's clinical research studies. The Company, in turn, has agreed that PREMIER, Inc.'s affiliated hospitals will be utilized as investigator sites for these studies; however, the Company is not restricted from using investigator sites outside the PREMIER, Inc. alliance.

         In addition to these contractual provisions, the Company seeks to leverage its strategic relationship with PREMIER, Inc. in the following ways:

          * PREMIER, Inc. has agreed to introduce the Company, to pharmaceutical and device companies that sell or propose to sell products to the alliance, and to include a requirement in all of its drug and device purchase agreements that such companies will consider utilizing the Company's services in their clinical trials.

          * PREMIER, Inc., with the assistance of the Company, is developing a trial management organization ("TMO"), for which the Company will be the exclusive CRO. The TMO will standardize and coordinate investigators, clinical sites and patient recruitment an( form a central institutional review board ("IRB"). The Company believes that its involvement with this TMO will facilitate the development of close working relationships with a large nationwide network of investigators, producing improvements in the quality, speed and cost of the clinical development process.

          * The Company has access to PREMIER, Inc.'s databases. This access permits the Company to independently estimate the available patient population in a given area and to assess whether an individual investigator has direct access to a suitable patient population. Knowing whether a given investigator can supply a sufficient number of patients meeting the inclusion and exclusion criteria of a particular protocol is an important competitive advantage, since patient enrollment is a critical factor in a successful trial. Additionally, the Company will use its access to this database to generate pharmacoeconomic and outcomes data for its clients.

          * The Company and PREMIER, Inc. have collaborated on the development of an adverse events reporting system and drug use information system. It is expected that these systems will be used by PREMIER, Inc.'s affiliated hospitals and subsequently may be marketed to other hospitals.

Sales and Marketing

         The Company's marketing strategy is to focus on prospective clients whose product development projects are complex. The Company's sales staff maintains direct contacts and relationships with clients and prospective clients. The Company believes that a large percentage of its clients have been referred by others in the industry, and its salespeople seek to foster such referrals.

         The Company believes that its technology is attractive to the clinical staff of its clients because of its "user-friendly" tools specifically designed for clinical research personnel. The Company believes that this provides it with a competitive marketing advantage, since such personnel are influential in CRO selection.

         While the Company seeks new clients, it also attempts to increase repeat business with existing clients by meeting high quality and timely performance standards and through proactive project management. Approximately 96% of net revenues in 1997 were derived from clients for which the Company previously has performed services. When the Company increases the amount of business with an existing client, both benefit from the efficiencies of using proven systems already in place for study conduct and data delivery.

         The Company intends to use its affiliation with PREMIER, Inc. to gain access to pharmaceutical, biotechnology and medical device companies that sell or propose to sell products to PREMIER, Inc. In addition, the acquisition of DLB will allow the Company to offer software systems integration coupled with electronic data handling services to provide technological advantages and end-to-end solutions to clients.

         The Company uses direct mailings of brochures and marketing materials to existing and prospective clients and advertises in trade journals and similar publications. The Company also attends and exhibits at selected trade shows in the United States and Europe.

Clients

         Over the last three years, the Company has provided services to 22 of the top 25 pharmaceutical companies in the world as ranked by 1996 research and development expenditures as reported by Med Ad News. During 1997, pharmaceutical companies accounted for approximately 85% of the Company's net revenues. In the future, as the Company expands its clinical research services, it expects that biotechnology and medical device companies will account for a more significant percentage of its net revenues. During 1997, the Company provided services under 154 contracts to 93 clients, including some of the largest pharmaceutical companies in the United States, Europe and Japan. In 1995, Pfizer, Inc., Bristol-Myers Squibb and Rhone-Poulenc Rorer accounted for approximately 15.0%, 12.1% and 10.0% of the Company's net revenues, respectively. During 1996, Sandoz Pharmaceuticals Corporation and Zeneca Pharmaceuticals accounted for approximately 15.3% and 10.1% of the Company's net revenues, respectively. During 1997, no single client accounted for more than 10% of the Company's net revenues. The loss of any significant client could have a material adverse effect on the Company's net revenues.

Forward Load Backlog

         Forward load backlog (also commonly referred to as backlog) consists of anticipated net revenues from work under letters of intent and contracts that have been signed but not yet completed. Once work under a contract or letter of intent commences, revenues are generally recognized over the life of the contract, which generally lasts from one month to two years. Forward load backlog excludes anticipated net revenues from projects for which the Company has commenced work but for which a definitive contract or letter agreement has not been executed. Forward load backlog at December 31, 1997 was approximately $34 million, including approximately $4 million from DLB.

         The Company believes that its forward load backlog as of any date is not necessarily a meaningful predictor of future results. Clinical studies under contracts included in the forward load backlog are subject to termination or delay. Clients terminate or delay contracts for a variety of reasons including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesirable clinical results of the product, the client's decision to forego a particular study, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug. Most of the Company's contracts are terminable without cause upon 30 to 90 days notice by the client. The Company typically is entitled to keep any advance payment and receive certain fees for winding down a study that is terminated or delayed and, in some cases, a termination fee.

Competition

         The decision of whether to outsource can place the Company in competition with a client's in-house development group. However, once the decision is made to outsource, the Company primarily competes against other full service CROs and, to a lesser extent, universities and teaching hospitals. Some of these competitors have substantially greater capital, technical and other resources than the Company. Large CROs with which the Company competes include ClinTrials Research, Inc., Covance, Inc., IBAH, Inc., Pharmaceutical Product Development, Inc., PAREXEL International Corporation and Quintiles Transnational Corporation. CROs generally compete on the basis of experience, medical and scientific expertise in specific therapeutic areas, the quality of clinical research, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators and patients, the ability to integrate information technology with systems to improve the efficiency of clinical research, an international presence, financial viability and price. The Company believes that it competes favorably in all of these areas.

         The CRO industry is highly fragmented, with participants ranging from several hundred small, limited-service providers to a few large, full-service CROs with global operations. The trend toward CRO industry consolidation has resulted in heightened competition among the CROs for clients and acquisition candidates. In addition, consolidation within the pharmaceutical industry, as well as a trend by pharmaceutical companies to outsource to fewer CROS, has heightened competition among CROs for contracts from that industry. The Company believes major pharmaceutical, biotechnology and medical device companies tend to develop preferred provider relationships with full-service CROs, effectively excluding smaller CROs from the bidding process. The Company may find reduced access to certain potential clients due to these arrangements.

         The Company, through DLB, provides software and services to pharmaceutical, medical device, biotechnology and CRO companies, offering safety, data management and trial management software. DLB competes primarily with Fraser Williams and Clinarium in the trial management area. Its data management competitors include Domain, Oracle Capital and DZS. In addition DLB vies for business primarily with NetForce and Clinarium in the safety arena.

Government Regulation

         Human pharmaceutical products, biological products and medical devices are subject to rigorous regulations by the federal government, principally the FDA, and foreign governments if products are tested or marketed abroad. In the United States, the FFDCA governs clinical trials and approval procedures as well as the development, manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products and medical devices. Biological products are subject to similar regulation under both the FFDCA and the Public Health Service Act. Because the Company offers services relating to the conduct of clinical trials and the preparation of the marketing applications, the Company is obligated to comply with applicable regulatory requirements governing these activities, both in the United States and in foreign countries. Requirements governing these activities vary from country to country.

         In the United States, the Company is subject to inspection by the FDA to evaluate compliance with applicable requirements governing the conduct of clinical trials. If the FDA discovers that the Company has violated applicable requirements relating to the conduct of clinical trials or the preparation of marketing applications, discussed in more detail below, the FDA may take enforcement action such as issuance of a Warning Letter; termination of a clinical study; refusal to approve clinical trial or marketing applications or withdrawal of such applications; injunction; seizure of investigational products; civil penalties; or recommending criminal prosecutions. Pursuant to the FDA's fraud policy, the FDA generally will refuse to approve a pending clinical trial or marketing application, or withdraw such application, if it discovers conduct such as submission of fraudulent applications, making untrue statements of material facts, or giving or promising bribes or illegal gratuities. The Company also is subject to both mandatory and permissive debarment by FDA, which would prohibit the Company from assisting in the submission of abbreviated new, drug applications for generic drugs. Conviction of criminal conduct relating to the development or approval of an abbreviated drug application is a prerequisite to such debarment. Such sanctions could have a material adverse effect on the Company. The Company believes that it is in material compliance with all applicable governmental regulations.

         The following is a summary of the specific requirements relating to the clinical testing and approval of drugs, biologics and devices follows.

         Drug Development and Approval in the United States - An Overview

         Drug products marketed in the United States usually require approval by the FDA before marketing. The steps required before a new prescription drug may be marketed in the United States include (i) preclinical laboratory and animal tests; (ii) the submission to the FDA of an Investigational New Drug application ("IND"), which must be evaluated and found acceptable by the FDA before human clinical trials may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug; (iv) the submission of a New Drug Application ("NDA") to the FDA; and (v) FDA approval of the NDA. The Company's services relate to steps (ii) through (iv) of this process.

         Clinical trials to evaluate the safety and effectiveness of drugs are generally conducted in three sequential phases that may overlap. In Phase I (typically lasting from 6 months to one year), the drug is introduced into a small number of human subjects, usually healthy volunteers, to determine safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II (typically lasting from one to two years) involves clinical trials in a limited patient population to determine the effectiveness of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. After a compound has been shown in Phase II trials to have an acceptable safety profile and probable effectiveness, Phase III trials (typically lasting from 2 to 3 years) are undertaken in an expanded patient population at multiple clinical sites to further evaluate clinical effectiveness and safety within an expanded patient population.

         Prior to commencing each phase of a clinical trial, a drug sponsor must submit an IND application to the FDA. The IND application must contain, among other things, protocols for each study; a description of the composition, manufacture, and control of the drug substance and the drug product; information about preclinical pharmacological and toxicological studies of the drug; and a summary of previous human experience with the investigational drug. Unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA. If the FDA has concerns about the proposed clinical trial, it may delay the trial and require modifications to the trial protocol prior to permitting the trial to begin. In addition, all clinical trials of new drugs must obtain approval of the institutional review board ("IRB") at each institution at which the trial is conducted. The IRB reviews the study to verify the method of experimentation and safety, and to ensure that subjects give their informed consent to participate in the clinical trial.

         When results from a Phase II or Phase III study show promise in the treatment of a serious or immediately life-threatening disease in patients for whom no comparable or satisfactory alternative drug or other therapy exists, the FDA may allow the manufacturer to make the new drug available to a larger number of patients through the regulated mechanism of a treatment IND. Although less scientifically rigorous than a controlled clinical trial, the treatment IND facilitates availability of promising drugs to ill patients prior to general marketing and also allows sponsors to obtain additional data on the drug's safety and effectiveness. In general, treatment use of an investigational drug is conditioned upon compliance with safeguards of the IND process such as informed consent, IRB approval, and other requirements.

         Once a clinical trial with proper IRB and IND approval is commenced, the conduct of the clinical trial is governed by extensive FDA regulations. Clinical trial sponsors (i.e., the persons who initiate the trials but do not actually conduct the investigations) are responsible for the selection of qualified investigators, providing investigators with protocols and other necessary information, monitoring the investigation, reporting changes in study protocol to the FDA, reporting to the FDA and investigators safety reports of serious and unexpected adverse experiences associated with use of the drug, and maintaining records concerning the study. To the extent that the Company performs these functions on behalf of a drug sponsor, the Company must comply with these requirements.

         Upon completion of clinical trials that demonstrate the safety and efficacy of a new drug, a drug sponsor must submit an NDA and obtain FDA approval of an NDA prior to marketing the drug. The NDA must include information pertaining to the composition, manufacture, and specification of the drug substance; a description of the preclinical studies; a description of the human pharmacokinetic data and human bioavailability data; descriptions of clinical investigations; a statistical evaluation of the clinical data; and proposed labeling. Submission of an NDA does not assure the FDA approval for marketing. The application review process generally takes at least two to three years to complete, and the FDA may require additional data or other studies during the course of its review. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval. Finally, the FDA may require additional clinical testing following NDA approval to confirm safety and efficacy (Phase IV clinical tests). No assurance exists that clinical studies conducted will provide sufficient information to support the filing of an NDA.

         Clinical trials may be conducted outside of the United States without an IND. The FDA will accept data from such foreign clinical trials to support clinical investigations in the United States and/or approval of an NDA only if the agency determines that the trials are well-designed, well-conducted, performed by qualified investigators, and conducted in accordance with internationally recognized ethical principles.

         Less extensive approval requirements can apply to generic drugs. Abbreviated requirements are applicable to drugs that are, for example, either bioequivalent to brand name "pioneer" drugs, or otherwise similar to pioneer drugs, such that all the safety and efficacy studies previously conducted on the pioneer product need not be repeated for approval. Changes in approved drug products, such as in the delivery system, dosage form or strength, can also be the subject of abbreviated application requirements.

         Biological Product Development and Approval in the United States - An Overview

         Like drugs and medical devices, biological products (i.e., those derived from living materials of humans, plant, animals or microorganisms, such as vaccines) are subject to extensive regulation by FDA. Biological products are regulated primarily under the Public Health Service Act, but are also subject to regulation under the FFDCA.

         While some biological products may be approved for marketing via a new drug application ("NDA"), most manufacturers must obtain two licenses from FDA prior to marketing a biological product: a license for the manufacturing establishment, and a product license. In order to obtain a product license, a manufacturer must obtain FDA approval of a product license application ("PLA"). Similar to an NDA, a PLA must contain the following information: nonclinical and clinical data demonstrating the product's safety, purity and potency; a description of the manufacturing methods; data regarding the product's stability; test results for the lots represented by the submitted samples, and samples of the product and its labeling.

         The sponsor of a clinical trial involving a biological product must file an IND with FDA, unless the product is exempt from such requirement. Once the IND becomes effective, the conduct of the clinical trial is governed by the same regulatory requirements governing drug clinical trials. Thus, to the extent that the Company performs these functions on behalf of the biological product sponsor, the Company must comply with these requirements.

         Device Development and Approval in the United States - An Overview

         The FFDCA and regulations thereunder require that, unless exempted by regulation, all products meeting the statutory definition of "device" receive the FDA clearance of a premarket notification (510(k)) submission or FDA approval of a premarket approval ("PMA") application prior to marketing in the United States. Generally, devices are distinguished from drugs through the characteristic of acting or achieving their effect through means other than pharmacologic action.

         The FDA categorizes medical devices into three regulatory classifications (Class I, II, and III) on the basis of controls deemed reasonably necessary to ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification, and adherence to good manufacturing practice regulations for medical devices), and Class II devices are subject to general controls and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Class III devices (generally including life-sustaining, life-supporting, or implantable devices, or new devices that have been found not to be substantially equivalent to a legally marketed predicate device) are those which must receive premarket approval ("PMA") prior to marketing.

         Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance or approval through either a 510(k) premarket notification or a PMA. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed "predicate" device (i.e., a Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA). The 510(k) must include, among other information, proposed labeling and advertisements; data demonstrating substantial equivalence to a claimed predicate; and any additional information regarding the device requested by the FDA that is necessary to make a finding as to substantial equivalence to a predicate device. The FDA can require clinical studies to demonstrate that a device is as safe and effective as the predicate device. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from four to twelve months from submission of a 510(k) to obtain 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made.

         If a manufacturer cannot establish that a proposed device is substantially equivalent to a legally marketed predicate device, the manufacturer must seek premarket approval of the proposed device from the FDA through the submission of a PMA application. A PMA application must be supported by extensive data, including nonclinical laboratory studies or animal testing; clinical trial data; and a bibliography of all published reports reasonably known to the manufacturer concerning safety or effectiveness. In addition, the PMA must include a full description of the device and its components; the principle of operation of the device; a full description of the methods, facilities and controls used for manufacturing, processing, packing, storage and, where appropriate, installation; and proposed labeling. Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing.

         Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. If the FDA's evaluation of the PMA application is favorable, the FDA will issue either an approval letter or an approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the FDA will issue a PMA approval letter, authorizing marketing of the device for certain indications. If the FDA's evaluation of the PMA application is not favorable, the FDA will deny approval of the PMA application or issue a

"not approvable" letter. The FDA may also determine that additional clinical trials are necessary, in which case PMA approval may be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA.

         Human clinical trials are always required to support a PMA application, and may be required to support a 510(k) submission. If the device involved presents a "significant risk" to the patient, the clinical trial sponsor must obtain IRB approval for the study and must file an investigational device exemption ("IDE") application with the FDA prior to commencing human clinical trials. The IDE application must include reports of prior clinical and nonclinical investigations of the device; an investigational plan; a description of the methods, facilities, and controls used for the manufacture, processing, packing, storage, and, where appropriate, installation of the device; information concerning the investigators participating in the study and the IRB's that approved the study; copies of labeling; copies of forms to be provided to subjects to obtain informed consent; and other relevant information requested by the FDA. As with IND applications, the IDE will become effective 30 days following its receipt by the FDA unless the FDA objects to the application. If the FDA has concerns about the proposed clinical trial, it may delay the trial and require modifications to the trial protocol prior to permitting the trial to begin. Clinical trials involving a device that presents a "nonsignificant risk" to the patient may begin after the sponsor has obtained approval by one or more appropriate IRB'S, but not the FDA. Such investigations are, nevertheless, subject to informed consent requirements, monitoring by the sponsor, and record keeping requirements.

         As discussed with respect to clinical studies involving drugs, the FDA strictly regulates the conduct of all clinical trials involving medical devices, regardless of whether the clinical trial is conducted under an IDE. The sponsor of a clinical study involving a device is responsible for ensuring that proper IRB and/or FDA approval is obtained prior to commencing the study, selecting qualified investigators and informing investigators of all necessary information, monitoring the investigation, informing the IRB and the FDA about significant new information pertaining to the investigation, and maintaining accurate and current records concerning the investigation. The sponsor must evaluate unanticipated adverse effects and terminate the study if it presents an unreasonable risk to subjects. To the extent that the Company performs these functions on behalf of a investigational device sponsor, the Company must comply with these requirements.

         The FDA will accept foreign clinical studies involving devices that are not conducted under an IDE if the data are valid and the investigator has conducted the studies in conformance with the "Declaration of Helsinki" or the laws and regulations of the country in which the research is conducted, whichever accords greater protection to human subjects. Foreign clinical data that meets these requirements may form the sole basis for PMA approval if the foreign data are applicable to the United States population and medical practice, studies were performed by clinical investigators of recognized competence, and (if necessary) the FDA validates the data through an on-site inspection or other means.

         CLIA Requirements - An Overview

         The Company's clinical laboratory services are subject to the requirements of the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). This law requires all laboratories to meet specified standards in the areas including personnel qualification, administration, participation in proficiency testing, patient test management, quality control, and quality assurance. In addition, laboratories such as the Company's clinical laboratory must obtain appropriate certification under CLIA. The Company has obtained such certification for its clinical laboratory.

         Under CLIA, the Company's clinical laboratory is subject to inspection by the United States Department of Health and Human Services or a designee. Violations of the CLIA requirements may result in sanctions including suspension, limitation, or revocation of certification; enjoinment of laboratory activities; civil money penalties; or criminal prosecution for intentional violations. There can be no assurance that the regulations under, and future administrative interpretations of, CLIA will not have an adverse impact on the Company's services in this area.

         Foreign Regulatory Requirements

         The Company also is subject to foreign regulatory requirements governing clinical trials and product approval requirements. Whether or not the FDA approval has been obtained to conduct a clinical trial or market an FDA-regulated product, approval by comparable regulatory authorities in foreign countries usually must be obtained to conduct such activities in those countries.

Potential Liability and Insurance

         The Company attempts to manage its risk of liability for personal injury or death to patients from administration of products under study through contractual indemnification provisions with clients and through insurance maintained by the Company and its clients. Contractual indemnification generally does not protect the Company against certain of its own actions, such as negligence. The terms and scope of such indemnification vary from client to client and from trial to trial. Although most of the Company's clients are large, well capitalized companies, the financial viability of these indemnification provisions cannot be assured. Therefore, the Company bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. The Company also maintains professional liability insurance in the amount of $1 million per claim and in the aggregate and an umbrella policy of $3 million. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage maintained by it or the client or where the indemnifying party does not fulfill its indemnification obligations.

Intellectual Property

         The Company's services have been enhanced by significant investment in information technology. The Company's information services group is committed to achieving operating efficiencies through technical advances. The Company has developed certain computer software and technically derived procedures that it seeks to protect through a combination of contract law, trademarks, and trade secrets. Although the Company does not believe that its intellectual property rights are as important to its results of operations as are such factors as technical expertise, knowledge, ability and experience of the Company's professionals, the Company believes that its technical capabilities provide significant benefits to its clients.

Employees

         At December 31, 1997, the Company had 201 employees. At its US locations the Company had 173 employees (158 full-time, 15 part-time). At its UK locations the Company had 28 employees (all full-time). On December 31, 1997, 30 employees held M.D., Ph.D. or other masters or post-graduate degrees. The Company believes that its relations with its employees are good.


ITEM 2. PROPERTIES

         The Company leases all of its facilities. The Company's principal offices are located in Philadelphia, PA, where it leases approximately 35,000 square feet under a lease expiring in 2003. This facility is owned by UM Holdings, Ltd. See "Certain Relationships." The Company also maintains an office of approximately 9,000 square feet in Peterborough, UK. The Company's DLB operations are located in Bridgewater, New Jersey, where it leases approximately 10,600 square feet and in Cambridge, UK, where it leases 3,500 square feet. The Bridgewater and Cambridge leases expire in 1999 and 2002, respectively. The Company believes that the leases generally reflect market rates in their respective geographic areas.


ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters during the fourth quarter of the year covered by this Report to a vote of the security holders through the solicitation of proxies or otherwise.


SPECIAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

         Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company are as follows:


         Name                         Age                    Position
         ----                         ---                    --------

Joel Morganroth, M.D.                52              President & Chief Executive Officer
Glenn Cousins                        40              President, Diagnostic Services
Christopher Gallen, MD, Ph.D.        47              President, Clinical Research Services
David A. Evans                       40              Sr. Vice President & Chief Technical Officer
Fred M. Powell                       36              Vice President, Finance and Administration
Joseph Esposito                      45              President, DLB Systems


         Dr. Morganroth has served as the Chief Executive Officer of the Company since 1993 and as a Director of the Company since 1997. In addition, Dr. Morganroth has consulted for the Company since 1976. Dr. Morganroth was a Professor of Medicine and Pharmacology at Hahnemann University from 1982 to 1992, and served as a Director of Cardiac Research and Development at the Graduate Hospital of Philadelphia from 1987 until 1992. Currently, Dr. Morganroth is an Adjunct Professor of Medicine (Pharmacology) at Jefferson Medical College of Thomas Jefferson University and Clinical Professor of Medicine at the University of Pennsylvania School of Medicine. Dr. Morganroth is an internationally recognized cardiologist and clinical researcher. He has served for over ten years as a Medical Review Officer/Expert for the FDA and since 1995 has served in a similar capacity for the Health Protection Branch of Canada.

         Mr. Cousins has served in various capacities since joining the Company in 1980. Most recently, Mr. Cousins served as Vice President and Chief Operating Officer of the Company from 1993 until he was appointed to his present position in 1996 as President, Diagnostic Services.

         Dr. Gallen serves as President, Clinical Research Services of the Company, which he joined in January 1996. Prior to joining the Company, Dr. Gallen held various management positions with Quintiles Transnational Corporation in San Diego, California, including Senior Director of Medical and Scientific Services (1995-1996) and Director of Medical and Scientific Services (1994-1995). Dr. Gallen was also associated with the Scripps Research Institute in La Jolla, California, serving as Director, Biomagnetism Laboratory from 1987 to 1994. Dr. Gallen served as Staff Neurologist for the Scripps Clinic and Research Foundation (1990-1995) and Consultant Psychiatrist for the San Diego County Department of Mental Health (1985-1994).

         Mr. Evans has served as Senior Vice President and Chief Technical Officer since January 1994. Mr. Evans, who joined the Company in 1980, has also served as Vice President (1989-1990) and Executive Vice President (1991-1993). Mr. Evans led the Company's effort to provide CANDAs to the FDA and was the principal designer of the first CANDA.

         Mr. Powell has served as Vice President, Finance and Administration of the Company since 1995. Since joining the Company in 1993, Mr. Powell also has served as Director of Finance and Administration (1993-1995) and Director of Finance (1993). Prior to joining the Company, Mr. Powell was employed as an Assistant Controller for Crown Textile Co. (1989-1993), and as a Senior Manager of KPMG Peat Marwick LLP. While at KPMG Peat Marwick LLP, Mr. Powell specialized in the pharmaceutical and service industries.

         Mr. Esposito joined the Company as President of DLB Systems in Ocotber 1997. From May 1997 until joining the Company, Mr. Esposito had served as President of DBL Systems, Inc. In addition, Mr. Esposito served as President, Worldwide Operations for Computron (1994-1997) and held various senior management positions at Ross Systems, Inc. (1991-1994). From 1979 to 1991, Mr. Esposito held various senior management positions with Wang, which produced computing equipment related to peripheral devices and workflow/image management software.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on The Nasdaq National Market System since February 4, 1997, under the symbol "PRWW". Before February 1997, no established public trading market existed for the Company's Common Stock. Below is the range of high and low sales information for the Common Stock for the following quarters as quoted on The Nasdaq National Market System:

Calendar Period                                        High               Low
----------------                                     --------          --------
First Quarter (February 4 - March 31)                $26.250           $13.125
Second Quarter                                        17.000             5.375
Third Quarter                                         12.000             7.625
Fourth Quarter                                        14.250             6.250

         Prior to the Company's initial public offering of its common stock in February 1997, the Company made net distribution to UM Holdings, Ltd. for 1996 of $1,212,000. No distributions were made to UM Holdings, Ltd. in 1997. The present policy of the Company is to retain future earnings to fund the development and growth of its business and therefore does not anticipate paying cash dividends in the foreseeable future.

         As of March 26, 1998, there were approximately 1,400 holders of record of the Company's Common Stock.

         In its initial public offering, the Company sold 2,206,250 shares of Common Stock (including over-allotments), pursuant to its Registration Statement on Form S-1, File No. 333-17001 (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission on February 3, 1997 (the "Effective Date"). The gross proceeds to the Company from the IPO were approximately $37,506,000, and, after underwriting discounts and commissions, expenses paid to or for the benefit of underwriters, and other costs of the IPO, net proceeds to the Company were approximately $34,182,000.

         From the Effective Date to December 31, 1997, the Company purchased approximately $1,300,000 of property and equipment, and used approximately $1,000,000 for working capital, $17,100,000 for short-term investments and $8,700,000 for the purchase of DLB.

         None of the foregoing payments resulted in direct or indirect payments
(i) to directors or officers of the Company, nor their associates, (ii) to persons owning 10% or more of the Common Stock of the Company, nor (iii) to affiliates of the Company.

         The Company's use of proceeds does not represent a material change in the use of proceeds described in the Prospectus contained within the Registration Statement.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data of the Company is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

Consolidated Statements of Operations Data
(in thousands, except per share data)

                                                                       Year Ended December 31
                                                       ------------------------------------------------------------
                                                          1997          1996        1995      1994(1)       1993(1)
                                                          ----          ----        ----      -------       -------
Revenues                                               $15,327       $15,396     $12,218      $12,910       $10,245
Less: Reimbursed Costs                                  (1,164)         (113)       (154)          --            --
                                                       -------       -------     -------      -------       -------
Net Revenues                                            14,163        15,283      12,064       12,910        10,245
                                                       -------       -------     -------      -------       -------
Costs and Expenses:
         Direct costs                                    7,167         6,285       4,124        3,473         2,428
         Selling, general and administrative             9,922         6,783       6,375        7,245         7,278
         Depreciation and amortization                     709           704       1,013        1,197           785
         Write-off of in-process research
           and development (2)                           7,883            --          --           --            --
                                                       -------       -------     -------      -------       -------
Total costs and expenses                                25,681        13,772      11,512       11,915        10,491
                                                       -------       -------     -------      -------       -------
Income (loss) from operations                          (11,518)        1,511         552          995          (246)
Other income, net                                        1,250            --          --           --            --
                                                      --------         -----       -----        -----        ------
Income (loss) before income taxes and
 minority interest                                     (10,268)        1,511         552          995          (246)
Minority interest in limited liability
 company's loss                                             --           332          48           --            --
                                                      --------         -----       -----        -----        ------
Income (loss) before income taxes                      (10,268)        1,843         600          995          (246)
Income tax provision (benefit) (3)                      (4,037)          773         259          415           (69)
                                                      --------         -----       -----        -----        ------
Net income (loss) (4)                                  $(6,231)       $1,070        $341         $580         $(177)
                                                      ========        ======        ====         ====         =====
Basic net income (loss) per share                       $(0.93)(2)     $0.24       $0.08        $0.13        $(0.04)
Diluted net income (loss) per share                     $(0.93)(2)     $0.23       $0.08        $0.13        $(0.04)

Consolidated Balance Sheet Data
(in thousands)                                                                  December 31
                                                       ------------------------------------------------------------
                                                         1997          1996        1995       1994(1)       1993(1)
                                                         ----          ----        ----       -------       -------
Cash and cash equivalents and short-
  term investments                                     $21,763        $1,498         $33         $447         $285
Working capital (deficit)                               21,661         1,595       1,729           87         (260)
Total assets                                            36,774         5,748       4,400        5,155        5,126
Total stockholders' equity                              30,467         2,516       2,658        2,175        2,248

(1) For periods prior to June 1, 1994, the Company operated as direct or indirect subsidiaries or as divisions of UM Holdings, Ltd.("UM"). Effective June 1, 1994, the Company was capitalized through the transfer of the net assets and operations of the divisions by UM.

(2) Represents a one-time charge of $7.9 million ($0.71 per share) for the write-off of acquired in-process research and development in connection with the acquisition of DLB Systems, Inc.

(3) For periods prior to February 3, 1997, the Company was included in the consolidated income tax returns of UM. The financial statements reflect income taxes calculated on a separate company basis for all periods presented. See Note 7 of Notes to Consolidated Financial Statements.

(4) Net income (loss) for all periods presented includes various transactions with related parties, including administrative services and a facility lease from UM and consulting fees paid to the Company's President, who is a stockholder. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company is a clinical research organization providing a broad range of integrated product development services on a global basis to its clients in the pharmaceutical, biotechnology and medical device industries. The Company's services include centralized core laboratory testing (which includes diagnostic services that consist primarily of ECG reading and blood laboratory services), clinical trial management, clinical data management, bio-statistical analysis, health care economics and outcomes research and regulatory affairs services. In addition, the Company develops, markets and supports clinical trial software products.

         The Company's centralized core laboratory services are on a fee-for-service basis and generally have terms from one month to two years. A portion of the Company's fee typically is paid upon contract execution as a non-refundable up-front payment, with the remaining amounts billed monthly. Clinical research service contracts are generally fixed priced, with certain variable components, and range in duration from a few months to two years. A portion of the Company's fee typically is paid upon contract execution as a non-refundable up-front payment, with the balance billed in accordance with the contract terms. The Company's contracts generally may be terminated with or without cause on 30 to 90 days notice. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of the product(s) being tested to satisfy safety or efficacy requirements; unexpected or undesired clinical results of the product; the client's decision to forego a particular study; insufficient patient enrollment or investigator recruitment, and production problems resulting in shortages of required supplies. Revenues from clinical trial software and services are derived primarily from software license fees and software maintenance and support services.

         Revenues from core laboratory service contracts generally are recognized on a per procedure basis as the work is performed. For the years ended December 31, 1997, 1996 and 1995, the core laboratory service revenues represented 48.7%, 78.8% and 65.1%, respectively, of total net revenues. Revenues from clinical research service contracts generally are recognized on a percentage of completion basis as work is performed. The Company regularly subcontracts with third-party investigators in connection with clinical trials and with other third-party providers for specialized services. These and other reimbursable costs are paid by the Company and reimbursed by clients and, in accordance with industry practice, are included in revenues. Since reimbursed costs may vary significantly from contract to contract and are not meaningful for analyzing trends in revenues, they are included in gross revenues but excluded from net revenues. Revenues from clinical trial software licenses are recognized upon shipment of the software and related documentation and customer acceptance. Revenues from software maintenance and continuing support contracts are recognized on a straight-line basis over the period in which the software maintenance and continuing support is provided. Revenues from consulting and training services are recognized when the services are performed.

         Consistent with industry practice, the Company considers net revenues its primary measure of growth. The Company has had, and expects to continue to have, certain clients, which will generate at least 10% of the Company's overall revenue. The Company believes that such concentration of business is not uncommon in the clinical research industry.

         The Company's forward load backlog consists of anticipated core laboratory, clinical research and software net revenues from work under letters of intent and contracts that have been signed but not yet completed. At December 31, 1997, the backlog was approximately $34 million, including approximately $4 million from DLB. The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results because backlog can be affected by a number of factors, including size and duration of contracts, some of which are performed over several years. The Company recognizes revenue over the duration of the contract as services are provided. No assurance can be given that the Company will be able to fully realize all of its backlog as net revenues.

         The Company conducts operations on a global basis, with offices in the United States and United Kingdom. For the years ended December 31, 1997, 1996 and 1995, the Company's European net revenues represented 6.9%, 14.9% and 9.8%, respectively, of total net revenues.

Results of Operations

Year ended December 31, 1997, compared to the year ended December 31, 1996

         Net revenues decreased $1.1 million or 7.3% to $14.2 million for the year ended December 31, 1997, compared to the year ended December 31, 1996. The decrease was primarily due to a $5.1 million decrease in diagnostic service revenues for the year ended December 31, 1997. Diagnostic service revenues primarily decreased as the result of several significant ECG contracts, which were ongoing in 1996, being completed in early 1997, with a low level of new ECG contracts initiated in 1997. Partially offsetting the decrease in diagnostic service revenues, were increases in Phase I revenues and clinical trial and data management revenues of $0.9 million and $2.4 million, respectively. The increase in Phase I revenues was the result of several large contracts that were conducted in 1997. The clinical trial and data management revenue growth was attributable to the Company's increased service capabilities developed during 1997. Revenues for the year ended December 31, 1997, were also increased by $0.4 million in connection with a payment received in the first quarter for a licensing agreement termination.

         Effective October 31, 1997, the Company acquired DLB Systems, Inc.
(DLB) (see Liquidity and Capital Resources). Included in the Company's 1997 net revenues are DLB revenues of $0.8 million.

         Direct costs increased $0.9 million or 14.0% to $7.2 million for the year ended December 31, 1997, compared to the year ended December 31, 1996. As a percentage of net revenues, direct costs increased to 50.6% in 1997, compared to 41.1% in 1996. The increase was primarily attributable to increased costs incurred in connection with the growth in Phase I and clinical trial and data management revenues. Such costs increased $.6 million and $1.3 million, respectively, and were comprised primarily of direct labor. The direct costs associated with revenues from DLB accounted for $0.4 million of the year-to-year increase. Partially offsetting these increases was a $1.4 million decline in direct costs of diagnostic services from $4.4 million for the year ended December 31, 1996 to $3.0 million for the year ended December 31, 1997. Prior to 1997, the Company paid ECG reading analysis fees to a professional corporation owned by Joel Morganroth, MD, the Company's President and Chief Executive Officer. The Company and Dr. Morganroth entered into new employment and consulting agreements, effective January 1, 1997, whereby Dr. Morganroth no longer receives ECG reading fees. During 1996, Dr. Morganroth was paid $1.8 million for ECG reading services compared with $0.1 million in 1997 under the terms of the consulting agreement. See Notes 8 and 10 of Notes to Consolidated Financial Statements.

         Selling, general and administrative expenses increased $3.1 million or 46.3% to $9.9 million for the year ended December 31, 1997, compared to the year ended December 31, 1996. During 1997, the Company initiated new sales and marketing campaigns, doubled the size of the direct sales force, increased its commitment to its proprietary software systems and expanded its service capabilities through increased personnel. In addition, the acquisition of DLB added $0.4 million to the overall growth in selling, general and administrative expenses. As a percentage of net revenues, selling, general and administrative expenses were 70.1% for the year ended December 31, 1997, compared to 44.4% for the year ended December 31, 1996.

         Depreciation and amortization expense for the year ended December 31, 1997 was comparable to the year ended December 31, 1996, at $0.7 million.

         In connection with the DLB acquisition, the Company assigned $7.9 million of the total purchase price to in-process research and development and such amount was written-off as a one-time charge ($0.71 per share) in the fourth quarter of 1997.

         Other income of $1.3 million during the year ended December 31, 1997, resulted primarily from income earned on investment of the net proceeds of the Company's initial public offering in February 1997.

         The Company had an income tax benefit of $4.0 million for the year ended December 31, 1997 compared to a tax provision of $0.8 million for the year ended December 31, 1996. The Company's effective income tax rate for the year ended December 31, 1997, was 39.3%, compared to 41.9% for the year ended December 31, 1996. The rate decrease in 1997, was primarily the result of investment interest earned in 1997 that was not taxable for state purposes. The 1997 tax benefit included the recognition of a significant deferred tax asset, primarily due to the write-off of in-process research and development and net operating loss carry-forwards. See Note 7 of Notes to Consolidated Financial Statements.

Year ended December 31, 1996, compared to the year ended December 31, 1995

         Net revenues increased $3.2 million, or 26.4%, to $15.3 million for the year ended December 31, 1996, compared to the year ended December 31, 1995. The increase was directly attributable to a significant increase in the volume of diagnostic services. Diagnostic service revenues increased $4.2 million or 53.2% for the year ended December 31, 1996, compared to the prior year, and included an increase of $1.1 million in the net revenues of the Company's UK subsidiary. Offsetting the increase in diagnostic service revenues was a $0.9 million decrease in CANDA revenues and a $0.2 million decrease in Phase I clinical trials revenues. The decrease in CANDA revenues was due to fewer CANDA services being performed for clients during the year resulting from the Company's larger pharmaceutical clients' ability to perform such services in-house and a reduced pressure to file CANDAs stemming from a reduction in FDA review time. The Company believes that the decrease in Phase I revenues primarily was caused by a delay in the commencement of domestic Phase I trials in 1996 as a result of certain consolidations occurring in the pharmaceutical industry. The Company believes that these factors are unlikely to cause a continuing decrease in Phase I revenues, but that this business area is likely to experience slower growth than other sectors of its business.

         Direct costs increased $2.2 million, or 53.7%, to $6.3 million for the year ended December 31, 1996, compared to the year ended December 31, 1995. As a percentage of net revenues, direct costs increased to 41.1% in 1996, compared to 34.2% in 1995. The increase primarily was attributable to increased consulting fees paid to the Company's President in connection with medical interpretations for diagnostic tests, in addition to general increases in connection with the increase in diagnostic services. The consulting fees for medical interpretations increased from $0.8 million in 1995 to $1.8 million in 1996. The Company and the President have entered into a new consulting agreement that discontinued such variable fees effective January 1, 1997.

         Selling, general and administrative expenses increased $0.4 million, or 6.3%, to $6.8 million for the year ended December 31, 1996, compared to the year ended December 31, 1995. As a percentage of net revenues, selling, general and administrative expenses decreased from 52.8% in 1995 to 44.4% in 1996. The dollar increase resulted from additional costs, primarily payroll, required to build the clinical trials management business. The reduction as a percentage of net revenues was due to the relatively fixed nature of the expenses, the Company's focus on monitoring support costs and efficiencies gained through increased volume.

         Depreciation and amortization decreased $0.3 million, or 30.0%, to $0.7 million for the year ended December 31, 1996, compared to the year ended December 31, 1995. As a percentage of net revenues, depreciation and amortization decreased from 8.4% in 1995 to 4.6% in 1996. The decrease primarily was the result of the Company's continuing transition from more expensive mainframe computers to less expensive personal and server-based computers.

         The Company's effective income tax rate for the year ended December 31, 1996, was 41.9%, compared to 43.2% for the year ended December 31, 1995. The rate decrease in 1996 was the result of a higher proportion of non-deductible expenses as a percentage of net income in 1995 compared to 1996.

Liquidity and Capital Resources

         The clinical research industry generally is not capital intensive. The Company's principal cash needs relate to funding receivables as client payments generally lag 45 to 75 days after the invoice date. The Company historically has funded the increase in receivables through cash generated from operations.

         In February 1997, the Company completed the initial public offering of its common stock, which resulted in proceeds from the offering, net of expenses, of $34.2 million. As of December 31, 1997, the Company had cash and cash equivalents of $4.7 million and short-term investments of $17.1 million. The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with maturities of less than one year.

         For the year ended December 31, 1997, the Company used cash in operating activities of $3.8 million compared to cash provided by operations of $3.0 million during the year ended December 31, 1996. The decrease in operating cash flow was due primarily to the Company's net loss of $6.2 million, an increase in net deferred income tax assets of $4.1 million and from changes in the working capital accounts, including a $1.3 million increase in accounts receivable. The above were partially offset by the $7.9 million write-off of in-process research and development.

         During the year ended December 31, 1997, the Company purchased $1.5 million of property and equipment and used $17.1 million of the proceeds from the public offering to purchase short-term investments. On June 30, 1997, the Company paid $1.0 million to acquire a 14% equity interest in DLB. Effective October 31, 1997, the Company purchased substantially all of DLB's assets for an additional $6.5 million plus the assumption of certain liabilities. The total purchase price of DLB was $8.7 million.

         The Company has a line of credit arrangement with First Union National Bank totaling $3.0 million. At December 31, 1997, the Company had no outstanding borrowings under the line.

         The Company expects that existing cash and cash equivalents, short-term investments, cash flow from operations and borrowings under its line of credit will be sufficient to meet its foreseeable cash needs for at least the next year. However, there may be acquisition and other growth opportunities that require additional external financing and the Company may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that such financings will be available or available on terms acceptable to the Company.

Recent Events

         On February 13, 1998, the Company entered into a non-binding letter of intent to purchase substantially all of the assets, the ongoing business operations and assume certain liabilities of South Florida Kinetics, Inc., doing business as South Florida Bioavailablitiy Clinic (SFBC). The letter of intent was subject to various contingencies including due diligence by the Company and execution and delivery of a definitive purchase agreement. Due diligence is continuing and, at the time of this report, no definitive acquisition agreement has been executed. Accordingly, there can be no assurances that the transaction will be consummated.

Year 2000

         Many computer systems were not designed to handle any dates beyond the year 1999, and therefore, computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The current versions of the Company's software products support dates in the year 2000 and beyond. In the event that any of the Company's significant suppliers or customers do not successfully achieve Year 2000 compliance on a timely basis, the Company's business or operations could be adversely affected. The Company has evaluated its information technology infrastructure and has made or is in the process of making modifications for Year 2000 compliance. The Company does not expect future costs to modify its information technology infrastructure to be material to its financial condition or results of operations.

Inflation

         The Company believes the effects of inflation and changing prices generally do not have a material adverse effect on its results of operations or financial condition.

Cautionary Statement for Forward-Looking Information

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth above may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks and uncertainties such as competitive factors, technology development, market demand and the Company's ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects, and internal issues of the sponsoring client. Further, information on potential factors that could affect the Company's financial results can be found in the Company's Registration Statement on Form S-1 and its Reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission.


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is set forth on Pages F-1 through F-19.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

                                   MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to Directors of the Company is incorporated by reference from the "Election of Directors" section of the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders (the "Proxy Statement"). For information concerning the executive officers of the Company, see "Executive Officers of Registrant" in Part 1 of this Report.


ITEM 11. EXECUTIVE COMPENSATION

         "Executive Compensation" in the Proxy Statement is incorporated by reference.


ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         "Certain Relationships and Related Party Transactions" in the Proxy Statement is incorporated herein.

               PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                          PAGE
                                                                          ----
Report of Independent Public Accountants................................   F-2

Consolidated Balance Sheets.............................................   F-3

Consolidated Statements of Operations...................................   F-4

Consolidated Statements of Stockholders' Equity.........................   F-5

Consolidated Statements of Cash Flows...................................   F-6

Notes to Consolidated Financial Statements..............................   F-7

Consolidated Financial Statement Schedule:

         II. Valuation and Qualifying Accounts..........................  F-19

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Premier Research Worldwide, Ltd.:

We have audited the accompanying consolidated balance sheets of Premier Research Worldwide, Ltd. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Research Worldwide, Ltd. and subsidiaries, as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                          ARTHUR ANDERSEN LLP
Philadelphia, PA
February 9, 1998

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                        ------------------------------------
                                                                            1997                     1996
                                                                        ------------            ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                            $  4,679,000            $  1,498,000
     Short-term investments                                                 17,084,000                    --
     Accounts receivable, net                                                5,169,000               2,837,000
     Prepaid expenses and other                                                945,000                 386,000
     Deferred income taxes                                                      91,000                 106,000
                                                                          ------------            ------------

            Total Current Assets                                            27,968,000               4,827,000

Property and equipment, net                                                  1,986,000                 732,000
Goodwill, net                                                                2,538,000                  94,000
Other assets                                                                    23,000                    --
Deferred income taxes                                                        4,259,000                  95,000
                                                                          ------------            ------------
                                                                          $ 36,774,000            $  5,748,000
                                                                          ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                     $  1,745,000            $    831,000
     Accrued expenses                                                        1,135,000                 664,000
     Accrued income taxes                                                       79,000                 106,000
     Payable to UM Holdings, Ltd. for income taxes                                --                   485,000
     Deferred revenues                                                       3,348,000               1,146,000
                                                                          ------------            ------------

            Total current liabilities                                        6,307,000               3,232,000
                                                                          ------------            ------------

Commitments and contingencies (Note 10)

Stockholders' equity:
     Preferred stock - $10 par value,
          500,000 shares authorized,
          none issued and outstanding                                             --                      --
     Common stock - $.01 par value,
          15,000,000 shares authorized,
          6,938,400 and 4,402,000 shares
          issued and outstanding                                                69,000                  44,000
     Additional paid-in capital                                             36,430,000               2,273,000
     Retained earnings (accumulated deficit)                                (6,032,000)                199,000
                                                                          ------------            ------------

            Total stockholders' equity                                      30,467,000               2,516,000
                                                                          ------------            ------------

                                                                          $ 36,774,000            $  5,748,000
                                                                          ============            ============


        The accompanying notes are an integral part of these statements.

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year Ended December 31,
                                                   ------------------------------------------------------------
                                                        1997                    1996                   1995
                                                   ------------            ------------            ------------
Revenues                                           $ 15,327,000            $ 15,396,000            $ 12,218,000
Less-Reimbursed costs                                (1,164,000)               (113,000)               (154,000)
                                                   ------------            ------------            ------------

Net revenues                                         14,163,000              15,283,000              12,064,000
                                                   ------------            ------------            ------------

Costs and expenses:
     Direct costs                                     7,167,000               6,285,000               4,124,000
     Selling, general and administrative              9,922,000               6,783,000               6,375,000
     Depreciation and amortization                      709,000                 704,000               1,013,000
     Write-off of in-process
           research and development                   7,883,000                    --                      --
                                                   ------------            ------------            ------------


Total costs and expenses                             25,681,000              13,772,000              11,512,000
                                                   ------------            ------------            ------------

Income (loss) from operations                       (11,518,000)              1,511,000                 552,000
Other income, net                                     1,250,000                    --                      --
                                                   ------------            ------------            ------------

Income (loss)before income taxes and
     minority interest                              (10,268,000)              1,511,000                 552,000
Minority interest in limited liability
     company's loss                                        --                   332,000                  48,000
                                                   ------------            ------------            ------------

Income (loss) before income taxes                   (10,268,000)              1,843,000                 600,000
Income tax provision (benefit)                       (4,037,000)                773,000                 259,000
                                                   ------------            ------------            ------------

Net income (loss)                                  $ (6,231,000)           $  1,070,000            $    341,000
                                                   ============            ============            ============



Basic net income (loss) per share                  $      (0.93)           $       0.24            $       0.08
Diluted net income (loss) per share                $      (0.93)           $       0.23            $       0.08





        The accompanying notes are an integral part of these statements.

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                    Retained
                                         Common Stock           Additional          Earnings
                                  ------------------------       Paid-in          (Accumulated
                                    Shares         Amount        Capital             Deficit)           Total
                                  ---------       -------       -----------       ------------       ------------

Balance, December 31, 1994        4,402,000       $44,000       $ 2,131,000       $      --          $  2,175,000
     Net income                        --            --                --             341,000             341,000
     Net contributions from
        UM Holdings, Ltd.              --            --             142,000              --               142,000
                                  ---------       -------       -----------       -----------        ------------

Balance, December 31, 1995        4,402,000        44,000         2,273,000           341,000           2,658,000
     Net income                        --            --                --           1,070,000           1,070,000
     Net distributions to
        UM Holdings, Ltd.              --            --                --          (1,212,000)         (1,212,000)
                                  ---------       -------       -----------       -----------        ------------

Balance, December 31,1996         4,402,000        44,000         2,273,000           199,000           2,516,000
     Net proceeds from
         issuance of common
         stock                    2,206,250        22,000        34,160,000              --            34,182,000
     Conversion of minority
         interest into
         common stock               330,150         3,000            (3,000)             --                   --
     Net loss                          --            --                --          (6,231,000)         (6,231,000)
                                  ---------       -------       -----------       -----------        ------------

Balance, December 31, 1997        6,938,400       $69,000       $36,430,000       $(6,032,000)       $ 30,467,000
                                  =========       =======       ===========       ===========        ============




        The accompanying notes are an integral part of these statements.

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     Year Ended December 31,
                                                                     --------------------------------------------------
                                                                         1997                1996               1995
                                                                     ------------        -----------        -----------
Operating activities:
         Net income (loss)                                           $ (6,231,000)       $ 1,070,000        $   341,000
         Adjustments to reconcile net income (loss) to
              net cash provided by (used in) operating activities--
              Depreciation and amortization                               709,000            704,000          1,013,000
              Write-off of in-process research and development          7,883,000               --                 --
              Provision for losses on accounts receivable                    --                 --               57,000
              Minority stockholder contribution of services                  --                 --               30,000
              Minority interest in limited liability
               company's loss                                                --             (332,000)           (48,000)
              Deferred income taxes                                    (4,149,000)           (25,000)           (23,000)
              Loss (gain) on sales of property
                and equipment                                              36,000             (2,000)           (37,000)
              Changes in operating assets and liabilities,
              excluding effects of business acquisitions--
                 Accounts receivable                                   (1,277,000)          (251,000)          (317,000)
                 Prepaid expenses and other                              (524,000)            28,000           (268,000)
                 Accounts payable                                        (295,000)           356,000            181,000
                 Accrued expenses                                          21,000            138,000           (366,000)
                 Accrued income taxes                                     (27,000)            60,000           (124,000)
                 Payable to UM Holdings, Ltd. for
                    income taxes                                         (485,000)           485,000               --
                 Deferred revenues                                        586,000            783,000         (1,261,000)
                                                                     ------------        -----------        -----------
                    Net cash provided by (used in)
                        operating activities                           (3,753,000)         3,014,000           (822,000)
                                                                     ------------        -----------        -----------
Investing activities:
              Purchases of property and equipment                      (1,509,000)          (371,000)          (205,000)
              Proceeds from sales of property and equipment                  --               34,000            171,000
              Net purchases of short-term investments                 (17,084,000)              --                 --
              Net cash paid for business acquisition                   (8,655,000)              --                 --
                                                                     ------------        -----------        -----------
                    Net cash used in investing activities             (27,248,000)          (337,000)           (34,000)
                                                                     ------------        -----------        -----------
Financing activities:
              Net contributions from (distributions to) UM
                  Holdings, Ltd.                                             --           (1,212,000)           142,000
              Net proceeds from the issuance of common stock           34,182,000               --                 --
              Minority interest contribution                                 --                 --              300,000
                                                                     ------------        -----------        -----------
                    Net cash provided by (used in)
                      financing activities                             34,182,000         (1,212,000)           442,000
                                                                     ------------        -----------        -----------

Net increase (decrease) in cash and cash equivalents                    3,181,000          1,465,000           (414,000)
Cash and cash equivalents, beginning of year                            1,498,000             33,000            447,000
                                                                     ------------        -----------        -----------
Cash and cash equivalents, end of year                               $  4,679,000        $ 1,498,000        $    33,000
                                                                     ============        ===========        ===========





        The accompanying notes are an integral part of these statements.

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Background

Premier Research Worldwide, Ltd. (the "Company"), a Delaware corporation, is a clinical research organization providing a broad range of integrated product development services on a global basis to its clients in the pharmaceutical, biotechnology and medical device industries. The Company's services include centralized core laboratory testing, clinical trial management, clinical data management, bio-statistical analysis, Phase I clinical research, health care economics and outcomes research and regulatory affairs services. In addition, the Company develops, markets and supports software products used in the management of clinical trials. The Company also has a wholly-owned operating subsidiary in the United Kingdom (UK).

For periods prior to June 1, 1994, the Company's business operated as direct or indirect subsidiaries or as divisions of UM. Effective June 1, 1994, the net assets and operations of the division were transferred to the Company by UM. The transfer was recorded as a capital contribution of the carrying value of the division's net assets.

Initial Public Offering

The Company completed an initial public offering of its common stock effective February 3, 1997. The Company sold 2,750,000 shares of common stock at an initial public offering price of $17.00, of which 2,000,000 shares were issued and sold by the Company and 750,000 shares were sold by UM Holdings, Ltd. (UM). Additionally, 412,500 shares of common stock were purchased at $17.00 per share by the underwriters, upon the exercise of an over-allotment option, of which 206,250 shares were purchased from the Company and 206,250 shares were purchased from UM. The net proceeds to the Company, after deducting underwriting discounts and expenses, were approximately $34.2 million.


Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries and Premier Research LLC prior to the Company's initial public offering (See Note 6). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and contingency disclosures at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues

Revenues from clinical research services are recorded when services are rendered. Revenues under certain clinical research service contracts are recognized under the percentage-of-completion method and include a proportion of the revenues expected to be realized on the contract in the ratio of costs incurred to estimated total costs. Such contracts are generally completed within a few months to two years. A provision for the loss on a contract is made when current estimates indicate a total contract loss. The Company often receives non-refundable deposits from its customers that are recorded as deferred revenues in the accompanying balance sheets. Software license revenues are recognized upon shipment of the software and related documentation and customer acceptance. Revenues from maintenance and customer support contracts are recognized on a straight-line basis over the term of the contract, generally 12 months. Revenues from related training and consulting services are recognized as services are performed. Revenues for the year ended December 31, 1997 include $416,000 recognized in connection with a license agreement termination.

Cash and Cash Equivalents

Until 1996, UM maintained a centralized cash management function for its subsidiaries, including the Company. Settlement of all cash disbursement and collection transactions by UM on behalf of the Company have been recorded through equity.

The Company considers cash on deposit with financial institutions and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds, municipal securities and bonds of government sponsored agencies.

Short-Term Investments

At December 31, 1997, short-term investments consisted of commercial bonds and paper, municipal securities, certificates of deposit and bonds of government sponsored agencies with maturities of less than one year. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The Company has classified all of its short-term investments at December 31, 1997 as available for sale and at December 31, 1997, unrealized gains and losses were immaterial. Realized gains and losses during 1997 were also immaterial. For the purpose of determining realized gains and losses, the costs of the securities sold is based upon specific identification.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Gains or losses on the disposition of property and equipment are included in other income. Depreciation expense was $605,000, $656,000 and $965,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Goodwill

Goodwill is amortized using the straight-line method over five to eight years and is net of accumulated amortization of $325,000 and $221,000 as of December 31, 1997 and 1996, respectively. The related amortization expense was $104,000, $48,000 and $48,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining goodwill balance may not be recoverable. If factors indicate that goodwill should be evaluated for possible impairment, the Company would use an estimate of the related undiscounted cash flows in measuring whether goodwill should be written down to the fair value, in accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Management believes that there has been no impairment of long-lived assets as of December 31, 1997.

Accrued Expenses

Included in accrued expenses at December 31, 1997 and 1996 is accrued payroll of $538,000 and $235,000, respectively.

Software Development Costs

Research and development expenditures are charged to operations as incurred. In 1997, research and development expense was approximately $700,000. Research and development expense was not material in 1996 and 1995. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant after the completion of a working model, all such costs have been charged to expense as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1997, 1996 and 1995 was $310,000, $84,000 and $118,000,
respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company was included in the consolidated federal tax return of UM until February 1997 and files separate state, local and foreign income tax returns. The accompanying financial statements reflect income tax expense calculated on a separate-company basis for all periods presented.

Supplemental Cash Flow Information

The Company paid approximately $819,000, $316,000 and $95,000 for income taxes in the years ended December 31, 1997, 1996 and 1995, respectively, of which $575,000 was paid to UM in 1997 in accordance with the tax sharing agreement. The Company was not required to make payments to UM for income taxes in 1996 or 1995 (see Note 7).

The following table displays the net non-cash assets that were consolidated as a result of the Company's business acquisition (see Note 2):

          Non-cash asset (liabilities):
             Accounts receivable                                     $1,055,000
             Prepaid expenses and other                                  35,000
             Property and equipment                                     386,000
             Other assets                                                23,000
             In-process research and development                      7,883,000
             Goodwill                                                 2,548,000
             Accounts payable                                        (1,209,000)
             Accrued expenses                                          (450,000)
             Deferred revenues                                       (1,616,000)
                                                                    -----------
          Net cash paid for acquisition                              $8,655,000
                                                                    ===========

In 1995, the minority owner of Premier Research LLC (see Note 6) contributed $50,000 of fixed assets.

Other Income

Other income consists primarily of earnings on short-term investments.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the pharmaceutical industry. For the years ended December 31, 1996 and 1995 two and three clients accounted for 25% and 37% of the Company's net revenues, respectively. No other single client accounted for greater than 10% of net revenues during these periods. For the year ended December 31, 1997, no single client accounted for greater than 10% of net revenues. Due to the contract nature of the Company's business and the relative size of such contracts in comparison to the Company, it is not unusual for a significant customer in one year to be insignificant in the next year. The loss of any such client could have a material adverse effect on the Company's operations. In addition, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management expectations.

Translation of Foreign Financial Statements

Assets and liabilities of the Company's UK subsidiary are translated at the exchange rate as of the end of each reporting period. The income statement is translated at the average exchange rate for the period. Cumulative adjustments from translating the UK financial statements are immaterial.

Net Income (Loss) Per Common Share

In February 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings per Share". This statement established new standards for computing and presenting earnings per share and requires the restatement of prior year amounts. The Company adopted SFAS No. 128 effective December 31, 1997.

Basic net income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share was computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the year, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations. As required by SFAS No. 128, all prior-period per share data has been restated to conform with the provisions of the statement.

Year Ended December 31,
-----------------------

                                                                   Per Share
1997                            Income (Loss)       Shares           Amount
-----------------------         -------------      ---------       ----------

Basic Net Loss                  $(6,241,000)       6,702,000       $  (0.93)
Effect of dilutive shares              --               --             --
                                ------------       ---------       ---------
Diluted Net Loss                $(6,211,000)       6,702,000       $  (0.93)
                                ============       =========       =========

1996
-----------------------
Basic Net Income                $ 1,070,000        4,402,000       $   0.24
Effect of dilutive shares              --            248,000          (0.01)
                                ------------       ---------       ---------
Diluted Net Income              $ 1,070,000        4,650,000       $   0.23
                                ============       =========       =========


1995
-----------------------
Basic Net Income                $   341,000        4,402,000       $   0.08
Effect of dilutive shares              --               --             --
                                ------------       ---------       ---------
Diluted Net Income              $   341,000        4,402,000       $   0.08
                                ============       =========       =========

Options for 851,620 shares of common stock were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. For the years ended December 31, 1996 and 1995, 8,804 and 473,215 common stock options, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect was not dilutive.

New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 will not have a material effect on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the impact SFAS No. 131 will have on its financial reporting.


2. ACQUISITION OF DLB SYSTEMS, INC.

Effective October 31, 1997, the Company acquired substantially all of the assets of DLB Systems, Inc. ("DLB") for $6,500,000 in cash, its prior $1.0 million investment and the assumption of certain liabilities. The acquisition was accounted for under the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and the liabilities assumed, based on their fair market values at the acquisition date. The excess of the purchase price over the estimated fair market value of the net assets acquired was assigned to identifiable intangibles. The Company assigned $7,883,000 to in-process research and development and such amount was charged to operations in the accompanying statement of operations. The Company also recorded goodwill of $2,548,000, which is being amortized on a straight-line basis over eight years. DLB's results of operations have been included in the Company's consolidated financial statements from the effective date of the acquisition.

The following table summarizes the unaudited pro forma results of operations of the Company as if the acquisition of DLB had occurred on January 1, 1996. The pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined during the periods presented.


                                                 Year Ended December 31,
                                           ----------------------------------
                                              1997                 1996
                                           ------------        --------------

Net revenues                               $ 19,461,000        $ 21,615,000
Operating loss                               (5,105,000)         (1,751,000)
Net loss                                     (2,631,000)         (1,477,000)
Basis and diluted net loss per share              (0.39)              (0.34)

The pro forma amounts do not include the one-time charge of $7,883,000 ($0.71 per share) related to the write-off of in-process research and development.

3. ACCOUNTS RECEIVABLE:
                                                          December 31,
                                               --------------------------------
                                                   1997                   1996
                                               -----------          -----------
Billed                                         $ 4,916,000          $ 2,962,000
Unbilled                                           431,000               15,000
Allowance for doubtful accounts                   (178,000)            (140,000)
                                               -----------          -----------
                                               $ 5,169,000          $ 2,837,000
                                               ===========          ===========



4. PROPERTY AND EQUIPMENT:
                                                          December 31,
                                               --------------------------------
                                                   1997                   1996
                                               -----------          -----------
Computer and other equipment                   $ 7,551,000          $ 5,807,000
Furniture and fixtures                             636,000              601,000
Leasehold improvements                             171,000              129,000
                                               -----------          -----------

                                                 8,358,000            6,537,000
Less -- Accumulated
  depreciation                                  (6,372,000)          (5,805,000)
                                               -----------          -----------
                                               $ 1,986,000          $   732,000
                                               ===========          ===========



5. LINE OF CREDIT:

The Company has a line of credit with a bank, through June 30, 1998, that provides for borrowings up to $3 million at an interest rate of prime minus 35 basis points. The line of credit agreement includes certain covenants, the most restrictive of which limit future indebtedness and require compliance with a liabilities-to-tangible net worth ratio. To date, the Company has not borrowed any amounts under its line of credit.

6. PREMIER RESEARCH LLC:

In September 1995, the Company and PREMIER, Inc. entered into the Agreement and Plan of Organization of a limited liability company, Premier Research LLC (Premier LLC). Under the terms of the agreement, PREMIER, Inc. contributed $300,000 in cash, $50,000 in property, $30,000 in services and the business operations of its Contract Research Organization Division for a 35% interest in Premier LLC. The Company agreed to manage Premier LLC and to fund Premier LLC's working capital needs for three years in exchange for a 65% interest in Premier LLC. In accordance with the agreement, PREMIER, Inc.'s ownership interest in Premier LLC automatically converted into 330,150 shares of common stock concurrent with the Company's initial public offering.

7. INCOME TAXES:

The Company was included in the consolidated federal income tax returns of UM until February 1997 under a tax-sharing agreement pursuant to which the Company would pay to UM amounts equal to the taxes that the Company would have paid had it filed separate federal income tax returns. In addition, taxes payable to UM under the tax-sharing agreement for years prior to 1996 were forgiven by UM and, accordingly, have been recorded as contributions from UM.

   The income tax provision (benefit) consists of the following:

                                             Year Ended December 31,
                                 ---------------------------------------------
                                      1997             1996              1995
                                 -----------        ---------        ---------
Current provision (benefit):
   Federal                       $      --          $ 485,000        $ 359,000
   State and local                   112,000          218,000           46,000
   Foreign                              --             95,000         (123,000)
                                 -----------        ---------        ---------
                                     112,000          798,000          282,000
                                 -----------        ---------        ---------
Deferred benefit:
   Federal                        (3,103,000)         (19,000)         (21,000)
   State and local                  (617,000)          (6,000)          (2,000)
   Foreign                          (429,000)            --               --
                                 -----------        ---------        ---------
                                  (4,149,000)         (25,000)         (23,000)
                                 -----------        ---------        ---------
                                 $(4,037,000)       $ 773,000        $ 259,000
                                 ===========        =========        =========



Foreign income (loss) before income taxes was $(1,300,000), $288,000 and $(372,000) for the years ended December 31, 1997, 1996 and 1995, respectively.

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying financial statements is as follows:

                                                    Year Ended December 31,
                                        ----------------------------------------
                                           1997             1996          1995
                                        -----------      ---------      --------
Tax at federal statutory rate           $(3,491,000)     $ 627,000      $204,000
State and local taxes, net of federal      (505,000)       140,000        29,000
Amortization of goodwill                     16,000         16,000        16,000
Other                                       (57,000)       (10,000)       10,000
                                        -----------      ---------      --------
                                        $(4,037,000)     $ 773,000      $259,000
                                        ===========      =========      ========



   The components of the Company's net deferred tax asset are as follows:

                                                              December 31,
                                                    ----------------------------
                                                        1997               1996
                                                    ----------          --------
Goodwill amortization                               $3,129,000          $     --
Net operating loss carry-forwards                      853,000                --
Allowance for doubtful accounts                         43,000            57,000
Depreciation                                            30,000            95,000
Reserves and accruals                                  295,000            49,000
                                                    ----------          --------
                                                    $4,350,000          $201,000
                                                    ==========          ========

At December 31, 1997, the Company had a net operating loss carry-forward for federal income tax purposes of approximately $879,000 which will expire in 2012, a net operating loss carry-forward for state tax purposes of approximately $1.9 million which will expire in 2000 and a UK loss carry-forward of approximately $1.3 million has no expiration date.

Management has determined that it is more likely than not that future taxable income will be sufficient to realize all of the Company's deferred tax assets. Approximately $11 million of future taxable income including approximately $1.3 million from the Company's UK subsidiary is needed for the Company to fully realize the net deferred tax asset recorded at December 31, 1997.

8. RELATED PARTY TRANSACTIONS:

TRANSACTIONS WITH UM

UM provided various administrative services to the Company including accounting, human resources and certain computer services prior to 1996. UM has historically charged the Company for these services through corporate allocations based primarily on actual costs incurred. These expenses were $160,000 for the year ended December 31, 1995. In 1996, UM decentralized most of these functions, and now provides primarily 401(k) administrative services. For the years ended December 31, 1997 and 1996, UM's charges for these services were $24,000 and $44,000, respectively.

The Company leases its primary operating facility from UM (see Note 10) and participates in UM's 401(k) profit sharing plan. The Company was charged $349,000, $382,000 and $488,000 for rent under the facility lease and $47,000, $69,000 and $59,000 for profit sharing plan contributions for the years ended December 31, 1997, 1996 and 1995, respectively. The Company believes that all amounts charged by UM were reasonable.

In 1997, the Company paid UM $485,000 for 1996 income taxes payable and $90,000 for estimated 1997 income taxes due under the tax sharing agreement (see Note
7). The 1997 estimated payment will be refunded by UM in 1998.

TRANSACTIONS WITH THE COMPANY'S PRESIDENT

The Company's President, who is a stockholder, is a cardiologist who, in addition to his role as President of the Company, provides medical services to the Company as an independent contractor through his wholly-owned Professional Corporation (see Note 10). Fees incurred under this consulting arrangement approximated $144,000, $1,955,000 and $956,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Medical Director fees of $144,000 per year are included in selling, general and administrative expenses and the incremental fees, in 1996 and 1995, which primarily relate to medical interpretations for diagnostic tests, are included in direct costs in the accompanying statements of operations. In addition, at December 31, 1997 and 1996 amounts owed to the Company's President in connection with the consulting agreement were $24,000 and $325,000, respectively, and are included in accounts payable in the accompanying balance sheets.

The Company and the Company's President entered into new employment and consulting agreements effective January 1, 1997 (see Note 10).

In January 1996, the President and UM entered into an agreement whereby the President purchased 660,300 shares of the Company's Common Stock from UM for $750,000. The President also has outstanding options to purchase 230,100 shares of Common Stock (see Note 9).

9. STOCK OPTION PLANS:

In August 1993, the Company established a nonqualified stock option plan (the "1993 Plan") authorizing the grant of options to acquire up to 1,100,500 shares of the Company's common stock. The purpose of the 1993 Plan was to provide an incentive for key individuals to advance the success of the Company. The options cover the purchase of common stock of the Company at exercise prices initially set at or above current fair value as determined by the Board of Directors. Options granted under the 1993 Plan became fully vested 90 days after the Company's initial public offering and expire five years from the initial public offering date. No additional options may be granted under this plan.

In 1996, the Company adopted a new stock option plan (the "1996 Plan") that authorizes the grant of both incentive and non-qualified options to acquire up to 500,000 shares of the Company's common stock. The Company's Board of Directors determines the exercise price of the options under the 1996 Plan. The exercise price of incentive stock options may not be below fair value on the grant date. Incentive stock options under the 1996 Plan expire ten years from the grant date and are exercisable in accordance with vesting provisions set by the Board.


Information with respect to outstanding options under the plans is as follows:



                                              Outstanding        Option Price
                                                Shares             Per Share
                                              -----------        ------------
Balance, January 1, 1995                        440,200         $        4.54
   Granted                                      506,230                  2.27
   Canceled                                    (473,215)            2.27-4.54
                                               --------         -------------

Balance, December 31, 1995                      473,215                  2.27
   Granted                                       57,226            1.14-17.00
                                               --------         -------------

Balance, December 31, 1996                      530,441            1.14-17.00
   Granted                                      330,679           8.25-22.125
   Canceled                                      (9,500)         13.00-13.125
                                               --------         -------------
Balance, December 31, 1997                      851,620         $1.14-$22.125
                                               ========         =============

As of December 31, 1997, 534,843 options with a weighted average exercise price of $2.62 per share were exercisable and 183,223 options were available for future grants under the 1996 Plan.

The Company accounts for its option grants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and the related interpretations. In 1995, the FASB issued SFAS No. 123, " Accounting for Stock-based Compensation". SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been adjusted to the following pro forma amounts:

                                                     Year Ended December 31,
                                     ----------------------------------------------------
                                           1997               1996                 1995
                                           ----               ----                 ----
Net income (loss):
     As reported                     $  (6,231,000)     $   1,070,000         $   341,000
     Pro forma                          (6,342,000)         1,043,000             221,000

Basic net income (loss) per share:
     As reported                             (0.93)              0.24                0.08
     Pro forma                               (0.95)              0.24                0.05

Diluted net income (loss):
     As reported                             (0.93)              0.23                0.08
     Pro forma                               (0.95)              0.22                0.05

The weighted average fair value per share of the options granted during 1997, 1996 and 1995 was estimated as $5.40, $0.80 and $0.45, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                             1997         1996         1995
                                            ------      --------     --------
Risk-free interest rate                      6.1%         5.4%         7.3%
Expected dividend yield                      0.0%         0.0%         0.0%
Expected life                              3 years      3 years      3 years
Expected volatility                         55.0%         0.0%         0.0%

The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to options granted prior to 1995, and additional option grants are anticipated.

10. COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases office space and equipment under operating leases, including its primary operating facility, which it leases from UM under a lease agreement executed in June 1996 that expires in September 2003 (see Note 8). Rent expense for all operating leases for the years ended December 31, 1997, 1996 and 1995 was $708,000, $830,000 and $917,000 respectively.

Future minimum lease payments as of December 31, 1997 are as follows:

                                 Related Party          Other            Total
                                 -------------          -----            -----
1998                              $  349,000        $  719,000        $1,068,000
1999                                 349,000           546,000           895,000
2000                                 349,000           381,000           730,000
2001                                 349,000           332,000           681,000
2002                                 349,000           332,000           681,000
2003 and thereafter                  252,000           936,000         1,188,000
                                  ----------        ----------        ----------
                                  $1,997,000        $3,246,000        $5,243,000
                                  ==========        ==========        ==========

AGREEMENTS WITH THE COMPANY'S PRESIDENT

The Company has entered into employment and consulting agreements with its President (see Note 8). The employment agreement was executed in November 1996, became effective January 1, 1997, and continues through December 31, 2001. Either the Company or the President may terminate the agreement at any time, with or without cause. However, if the Company terminates the agreement without cause, the Company must continue to pay the President's salary for a one-year period subsequent to the termination.

The consulting agreement was executed in October 1996, and relates to the President's capacity as a medical doctor and cardiologist and, among other things, requires the President to serve as Medical Director and/or principal investigator for the Company in addition to providing medical interpretations of diagnostic tests from time to time, as required. Compensation under the consulting agreement is $144,000 per year. The consulting agreement commenced on January 1, 1997 for a one-year period and will continue thereafter from year to year unless terminated. The new consulting agreement replaced a prior agreement whereby the President received additional compensation for medical interpretations of diagnostic tests (see Note 8).


CONTINGENCIES

The Company believes it has adequate insurance coverage against possible liabilities that may be incurred in connection with the conduct of its business primarily as it relates to the testing of new drugs or medical devices. While the Company believes it operates safely and prudently, in addition to managing liability risks through contractual indemnification, the Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or insurance coverage, or if an indemnity is not upheld or if the claim exceeds the insurance policy limits.

11. GEOGRAPHIC INFORMATION:

The Company's operations involve a single industry segment providing clinical research and development services. Financial information by geographic area is as follows:

                                             Year Ended December 31,
                              ------------------------------------------------
                                    1997             1996             1995
                              ------------       -----------      ------------
Net revenues:
   North America              $ 13,188,000       $13,000,000      $ 10,881,000
   Europe                          975,000         2,283,000         1,183,000
                              ------------       -----------      ------------
                              $ 14,163,000       $15,283,000      $ 12,064,000
                              ============       ===========      ============


Operating income (loss):
   North America              $(10,218,000)      $ 1,223,000      $    924,000
   Europe                       (1,300,000)          288,000          (372,000)
                              ------------       -----------      ------------
                              $(11,518,000)      $ 1,511,000      $    552,000)
                              ============       ===========      ============


Identifiable assets:
   North America              $ 36,226,000       $ 4,604,000      $  4,006,000
   Europe                          548,000         1,144,000           394,000
                              ------------       -----------      ------------
                              $ 36,774,000       $ 5,748,000      $  4,400,000
                              ============       ===========      ============



12. RECAPITALIZATION

On October 24, 1996, the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock to 15,000,000 shares and authorizing 500,000 shares of preferred stock. In addition, on November 26, 1996, the Company effected a 2,201-for-one split of its common stock. The increase in authorized shares and the stock split have been retroactively reflected in the accompanying financial statements.

                                                                     SCHEDULE II


                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                               Balance,                                                    Balance
                                             Beginning of     Charges to       Deductions                    End
                                                Period          Expense       from Reserve     Other      of Period
                                                ------          -------       ------------     ------     ---------
December 31, 1997
   Allowance for Doubtful Accounts               $140               -              $3           $41         $178
December 31, 1996
   Allowance for Doubtful Accounts               $140               -               -             -         $140
December 31, 1995
   Allowance for Doubtful Accounts               $115             $25               -             -         $140


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits.

     The following exhibits are filed herewith, unless otherwise marked:

          2.1              Asset Purchase Agreement among Premier Research, DLB Systems, Inc. and Recalmon(1)
          3.1              Amended and Restated Certificate of Incorporation(2)
          3.2              Bylaws(2)
          4.1              Form of Stock Certificate(2)
          4.2              Preferred Stock Purchase Agreement between Premier Research and DLB Systems, Inc.(3)
         10.1              Employment Agreement with Joel Morganroth, M.D.(2)(4)
         10.2              Management Consulting Agreement with Joel Morganroth, M.D., P.C.(2)(4)
         10.3              Stock Option Agreement - Jerry Lee(2)(4)
         10.4              Stock Option Agreement - Arthur Hayes(2)(4)
         10.5              Stock Option Agreement - Connie Woodburn(4) (filed herewith)
         10.6              Amended and Restated 1993 Stock Option Plan(2)(4)
         10.7              1996 Stock Option Plan(2)(4)
         10.8              Lease of Philadelphia Facilities with amendment thereto(2)
         10.9              Agreement and Plan of Organization entered into with Premier Health Alliance, Inc.(2)
         10.10             Tax Sharing Agreement with UM Holdings, Inc.(2)
         10.11             Teaming Agreement with Pharmaco LSR International(2)
         10.12             Revolving Credit Agreement with First Union National Bank(2)
         10.13             Promissory Note to First Union National Bank(2)
         10.14             Restated Stock Option Agreement to PREMIER, Inc.(2)(4)
         10.15             Restated Stock Option Agreement to Jerry Lee(2)(4)
         10.16             Restated Option Agreement to Arthur Hays(2)(4)
         10.17             Tax Indemnity Agreement with UM Holdings, Ltd.(2)
         10.18             Amended Restated Stock Option Agreement to PREMIER, Inc.(4) (filed herewith)
         10.19             Strategic Alliance Agreement by and between Premier Research Worlwide and en Vision Sciences, Inc.
                           (filed herewith)
         10.20             Employment Agreement with Joseph Esposito(4) (filed herewith)
         21.1              Subsidiaries of the Registrant (filed herewith)
         23.1              Consent of Arthur Andersen, LLP (filed herewith)
         24.1              Powers of Attorneys of certain signatories (included on the signature page)
         27.0              Financial Data Schedule (filed herewith)

-----------------------

(1) Incorporated by reference to the exhibit with the same number, filed in connection with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1997.

(2) Incorporated by reference to the exhibit with the same number, filed in connection with the Company's Registration Statement on Form S-1, File No. 333-17001, declared effective by the Securities and Exchange Commission on February 3, 1997.

(3) Incorporated by reference to Exhibit 4.1, filed in connection with the Company's Form 10-Q on August 14, 1997, and as amended by the Company's Form 10-Q/A filed on October 7, 1997.

(4)  Management contract or compensatory plan or arrangement



(b)  Financial Statements and Financial Statement Schedules

     1. The financial statements of the Company filed as a part of this Report are listed on the attached Index to Consolidated Financial Statements and Financial Schedule at [F-1]

     2. The Schedules to the financial statements of the Company filed as a part of this Report are listed in the attached Index to Consolidated Financial Statements and Financial Statement Schedule at [F-1]

(c)   Reports on Form 8-K

     During the fourth quarter of 1997, the Company filed a Current Report on Form 8-K on November 12, 1997, reporting the Company's acquisition of (i) all of the assets of DLB Systems, Inc., a Delaware corporation ("DLB"), and DLB's wholly-owned subsidiary, Recalmon, Inc., a Delaware corporation, and (ii) certain assets owned by an affiliate of DLB, DLB Systems Limited, a corporation formed and existing under the laws of England. The aforementioned report on Form 8-K was subsequently amended by a Form 8-K/A, filed on January 12, 1998, which included the following financial statements required by Item 7 of Form 8-K:

     (1) Financial Statements for DLB Systems, Inc.
          (a)  Report of Independent Public Accountants - KPMG Peat Marwick LLP
          (b)  Balance Sheets - December 31, 1996 and 1995 and September 30,
               1997
          (c) Statements of Operations - December 31, 1996 and 1995 and September 30, 1997
          (d)  Statements of Shareholders' Deficit - December 31, 1996 and 1995
          (e)  Statements of Cash Flows - December 31, 1996 and 1995

          (f)  Notes to Financial Statements

     (2) Financial Statements for DLB Systems Limited
          (a)  Directors Report
          (b)  Report of Independent Auditors - Imray & Co
          (c)  Consolidated Profit and Loss Account - March 31, 1996 and 1995
          (d)  Consolidated Balance Sheet - March 31, 1996 and 1995
          (e)  Notes to the Accounts

     (3) Unaudited Pro Forma Combined Financial Statements
          (a)  Basis of Presentation
          (b) Unaudited Pro Forma Combined Balance Sheet - as of September 30, 1997
          (c) Unaudited Pro Forma Combined Statement of Operations - as of September 30, 1997
          (d) Unaudited Pro Forma Combined Statement of Operations - as of December 31, 1996
          (e)  Notes to Unaudited Pro Forma Combined Financial Statements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 1998.

                              PREMIER RESEARCH WORLDWIDE, LTD.

                              By:  /s/  Joel Morganroth
                                  ----------------------------------------
                                  Joel Morganroth,
                                  President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Title                                                Date
---------                                     -----                                                ----
/s/  Joel Morganroth                          Chief Executive Officer,                     March 30, 1998
----------------------------                  Director
Joel Morganroth, M.D.                        (Principal executive officer)


/s/  Fred M. Powell                           Senior Vice President, Finance/              March 30, 1998
----------------------------                  Administration
Fred M. Powell                               (Principal financial
                                              and accounting officer)


/s/  Joan Carter                              Chairman, Director                           March 30, 1998
----------------------------
Joan Carter


/s/  John Aglialoro                           Director                                     March 30, 1998
----------------------------
John Aglialoro


/s/  Arthur Hull Hayes                        Director                                     March 30, 1998
----------------------------
Arthur Hull Hayes, Jr., M.D.


/s/  Arthur W. Hicks                          Director                                     March 30, 1998
----------------------------
Arthur W. Hicks, Jr.


/s/  Charles L. Jacobson                      Director                                     March 30, 1998
----------------------------
Charles L. Jacobson, M.D.


/s/  Jerry D. Lee                             Director                                     March 30, 1998
----------------------------
Jerry D. Lee


/s/   Philip J. Whitcome                      Director                                     March 30, 1998
----------------------------
Philip J. Whitcome, Ph.D.


/s/  Connie Woodburn                          Director                                     March 30, 1998
----------------------------
Connie Woodburn

