Form 10-Q
period 1998-03-31
PREMIER RESEARCH WORLDWIDE LTD
filed 1998-05-15
CIK 1026650

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 205498

                                   FORM 10-Q

(Mark One)

         [ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934. For the quarterly period ended March 31, 1998

                                      or

         [   ]   Transitional report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transitional period from ________________ to __________________


Commission file number  0-29100
                        -------

                       PREMIER RESEARCH WORLDWIDE, LTD.
                       --------------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                   22-3264604
---------------------------------------- --------------------------------------
(State or other jurisdiction of          (I.R.S. Employeer Identification No.)
 incorporation or organization)


       124 South 15th Street
         Philadelphia, PA                              19102
---------------------------------------- --------------------------------------
(Address of principal executive offices)            (Zip Code)




                                 215-972-0420
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                      N/A
--------------------------------------------------------------------------------
             (Former name, former address and formal fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. ___X___ Yes _______ No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, $.01 par value, outstanding as of May 15, 1998, was 7,173,500.

               PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                                                      Page
                                                                                                                      ----
Part I.  Financial Information

             Item 1.       Financial Statements

                           Condensed consolidated balance sheets--March 31, 1998 (unaudited) and
                           December 31, 1997                                                                              3

                           Condensed consolidated statements of operations (unaudited)--Three Months
                           Ended March 31, 1998 and 1997                                                                  4

                           Condensed consolidated statements of cash flows (unaudited)--Three Months
                           Ended March 31, 1998 and 1997                                                                  5

                           Notes to condensed consolidated financial statements (unaudited)                             6-7


             Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                                   7-9



Part II. Other Information 10
             Item 6.       Exhibits and Reports on Form 8-K

                           a.)      Exhibits

                                    27     Financial Data Schedule


                           b.)      Reports on Form 8-K

                                    None


Signatures                                                                                                               11

                               PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except share amounts)

                                                                                 March 31, 1998            December 31, 1997
                                                                                 --------------            -----------------
                                                                                    (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                       $       9,575              $       4,679
  Short-term investments                                                                 12,697                     17,084
  Accounts receivable, net                                                                5,813                      5,169
  Prepaid expenses and other                                                              1,216                        945
  Deferred income taxes                                                                      91                         91
                                                                                   -------------             -------------
   Total current assets                                                                  29,392                     27,968

Property and equipment, net                                                               2,348                      1,986
Goodwill, net                                                                             2,442                      2,538
Other assets                                                                                 24                         23
Deferred income taxes                                                                     4,215                      4,259
                                                                                   -------------             -------------

                                                                                   $     38,421              $      36,774
                                                                                   =============             =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 $      1,197              $       1,745
  Accrued expenses                                                                        1,117                      1,214
  Deferred revenues                                                                       5,041                      3,348
                                                                                   --------------            --------------
   Total current liabilities                                                              7,355                      6,307
                                                                                   --------------            -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock-$10 par value, 500,000 shares authorized,
       none issued and outstanding                                                           --                         --
  Common stock-$.01 par value, 15,000,000 shares authorized,
       7,173,500 and 6,938,400 shares issued and outstanding                                 72                         69
  Additional paid-in-capital                                                             36,961                     36,430
  Accumulated deficit                                                                    (5,967)                    (6,032)
                                                                                   -------------             -------------
   Total stockholders' equity                                                            31,066                     30,467
                                                                                   -------------             -------------

                                                                                   $     38,421              $      36,774
                                                                                   =============             =============



                       The accompanying notes are an integral part of these statements.


                               PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands, except share amounts)

                                                                  Three Months Ended March 31
                                                                  ----------------------------
                                                                1998                        1997
                                                                ----                        ----
                                                                           (unaudited)
Revenues                                                     $     8,013                 $     4,143
Less-Reimbursed costs                                             (1,240)                        (43)
                                                             ------------                -----------

Net revenues                                                       6,773                       4,100

Costs and expenses:
     Direct costs                                                  2,758                       1,422
     Selling, general and administrative                           3,825                       2,059
     Depreciation and amortization                                   343                         138
                                                             -----------                ------------
Total costs and expenses                                           6,926                       3,619
                                                             -----------                ------------

Income (loss) from operations                                       (153)                        481

Other income, net                                                    262                         249
                                                             ------------               ------------

Income before income taxes                                           109                         730
Income tax provision                                                  44                         306
                                                             -----------                ------------

Net income                                                   $        65                 $       424
                                                             ===========                ============


Basic and diluted net income per share                       $      0.01                $       0.07
                                                             ===========                ============






                       The accompanying notes are an integral part of these statements.


                               PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)

                                                                                               Three Months Ended March 31

                                                                                               1998                   1997
                                                                                               ----                   ----
                                                                                                        (unaudited)
Operating activities:
   Net income                                                                                $   65                 $   424
   Adjustments to reconcile net income to net cash
       Provided by (used in) operating activities:
           Depreciation and amortization                                                        343                     138
           Deferred income taxes                                                                 44                      --
           Changes in assets and liabilities:
              Accounts receivable                                                              (644)                   (868)
              Prepaid expenses and other                                                       (272)                   (219)
              Accounts payable                                                                 (548)                   (397)
              Accrued expenses                                                                  (97)                     75
              Payable to UM Holdings Ltd. for income taxes                                       --                      90
              Deferred revenues                                                               1,693                    (463)
                                                                                         -----------             -----------
                 Net cash provided by (used in) operating activities                            584                  (1,220)
                                                                                         -----------            -----------

Investing activities:
    Purchases of property and equipment                                                        (609)                  (230)
    Purchases of short-term investments                                                          --                 (6,663)
    Proceeds from sales of short-term investments                                             4,387                     --
                                                                                         -----------            ----------
                     Net cash provided by (used in) investing activities                      3,778                 (6,893)
                                                                                         -----------            -----------

Financing activities:
    Net proceeds from issuance of common stock                                                   --                 34,159
    Net proceeds from exercise of stock options                                                 534                     --
                                                                                         -----------            ----------
                      Net cash provided by financing activities                                 534                 34,159
                                                                                         -----------            ----------
Net increase in cash and cash equivalents                                                     4,896                 26,046
Cash and cash equivalents, beginning of period                                                4,679                  1,498
                                                                                         -----------            ----------

Cash and cash equivalents, end of period                                                 $    9,575             $   27,544
                                                                                         ===========            ==========









                         The accompanying notes are an integral part of these statements.


               PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Further information on potential factors that could affect the Company's financial results can be found in the Company's S-1 Registration Statement and its Reports on Form 10-K and 10-Q filed with the Securities and Exchange Commission.

Note 2.       Net Income per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." This statement established new standards for computing and presenting earnings per share and requires the restatement of prior year amounts. The Company adopted SFAS No. 128 effective December 31, 1997.

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations. As required by SFAS No. 128, all prior-period per share data has been restated to conform to the provisions of this statement.

Three Months Ended March 31,
----------------------------
                                                                                                                    Per
                                                                        Net                                        Share
1998                                                                  Income                    Shares             Amount
----------------------------------------------------------           --------                   ------             ------

Basic net income..........................................       $        65,000               7,082,000          $    0.01
Effect of dilutive shares.................................                    --                 146,000                --
                                                                 ---------------             -----------          ---------

Diluted net income                                               $        65,000               7,228,000          $    0.01
                                                                 ===============             ===========          =========


1997
----------------------------------------------------------

Basic net income..........................................       $       424,000               6,096,000          $    0.07
Effect of dilutive shares.................................                    --                 269,000                --
                                                                 ---------------             -----------          ---------

Diluted net income                                               $       424,000               6,365,000          $    0.07
                                                                 ===============             ===========          =========

Options to purchase 300,983 and 395,795 shares of common stock were outstanding at March 31, 1998 and 1997, respectively, but were not included in the respective computations of diluted net income per share because the option exercise prices were greater than the average market price of the Company's common stock during the respective periods.

Note 3. Recently Adopted Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income included net income and unrealized gains and losses from foreign currency translation and short-term investments. These unrealized gains and losses were immaterial for the three months ended March 31, 1998 and 1997.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

The Company is a clinical research organization (CRO) providing a broad range of integrated products and services to facilitate and expedite the product development and regulatory approval process on a global basis to its clients in the pharmaceutical, biotechnology and medical device industries. The company's services include centralized core laboratory testing (diagnostic services that consist primarily of ECG reading and blood laboratory services), clinical trial and data management, bio-statistical analysis, health care economics and outcomes research and regulatory affairs services. In addition, the Company develops, markets and supports clinical trial software products.

The Company's core laboratory services are on a fee-for-service basis and generally have terms from one month to two years. A portion of the Company's fee typically is paid upon contract execution as a non-refundable up-front payment, with the remaining amounts billed monthly. Clinical research service contracts are generally fixed priced, with certain variable components, and range in duration from a few months to two years. A portion of the Company's fee typically is paid upon contract execution as a non-refundable up-front payment, with the balance billed in accordance with the contract terms. The Company's contracts generally may be terminated with or without cause on 30 to 90 days notice. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of the product(s) being tested to satisfy safety or efficacy requirements; unexpected or undesired clinical results of the product; the client's decision to forego a particular study; insufficient patient enrollment or investigator recruitment; and production problems resulting in shortages of required supplies. Revenues from clinical trial software and services are derived primarily from software license fees and software maintenance and support services.

Revenues from core laboratory service contracts generally are recognized on a per procedure basis as the work is performed. Revenues from clinical research service contracts generally are recognized on a percentage of completion basis, as work is performed. The Company regularly subcontracts with third-party investigators in connection with clinical trials and with other third-party providers for specialized services. These and other reimbursable costs are paid by the Company and reimbursed by clients and, in accordance with industry practice, are included in revenues. Since reimbursed costs may vary significantly from contract to contract and are not meaningful for analyzing trends in revenues, they are included in gross revenues but excluded from net revenues. Revenues from clinical trial software licenses are recognized upon shipment of the software and related documentation and customer acceptance. Revenues from software maintenance and continuing support contracts are recognized on a straight-line basis over the period in which the software maintenance and continuing support is provided. Revenues from consulting and training services are recognized when the services are performed.

Consistent with industry practice, the Company considers net revenues its primary measure of growth. The Company has had, and expects to continue to have, certain clients, which will generate at least 10% of the Company's overall net revenue. The Company believes that such concentration of business is not uncommon in the clinical research industry.

Results of Operations

Three months ended March 31, 1998 compared to three months ended March 31, 1997.

Net revenues for the three months ended March 31, 1998, increased $2,673,000 or 65.2 % to $6,773,000 compared to $4,100,000 for the three months ended March 31, 1997. The increase in net revenues resulted primarily from the

Company's strong performance in clinical trial and data management products and services which increased $3,532,000 to $4,773,000 for the quarter ended March 31, 1998 from $1,241,000 for the quarter ended March 31, 1997. DLB Systems, which was acquired by the Company in the fourth quarter of 1997, accounted for $2,514,000 of the overall increase in clinical trail and data management net revenues. During 1997, the Company made the strategic decision to build, rather than buy, its international clinical research business, which contributed $70,000 to net revenues in the 1998 quarter. Partially offsetting the above increases were lower net revenues from the Company's core laboratory operations, which declined to $1,856,000 in the 1998 quarter from $2,305,000 in the 1997 quarter. The decline in core laboratory net revenues resulted from the completion of several large ECG contracts in the first quarter of 1997 with a lower level of new contracts initiated since the first quarter of 1997.

On February 12, 1998, the Company announced that it had signed a non-binding letter of intent to acquire the assets of the South Florida Bioavailability Clinic (SFBC). The Company completed the planned closure of its Philadelphia-based Phase I unit during the first quarter of 1998, opting to either outsource or, if the SFBC acquisition was successful, transfer its Phase I requirements to SFBC. On April 8, 1998, the Company announced that it had terminated discussions with SFBC and had decided to focus its resources and efforts on further developing existing and new technologies. The Company will continue to satisfy its clients Phase I requirements by outsourcing these services to other organizations, including SFBC. During the first quarter of 1998, the Company generated $74,000 in net revenues from its Phase I unit compared to $553,000 during the first quarter of 1997.

Direct costs of $2,758,000 during the three months ended March 31, 1998, were $1,336,000 or 94.0% higher when compared to the $1,422,000 reported in the three months ended March 31, 1997. Clinical trial and data management direct expenses were $1,846,000 for the three months ended March 31, 1998 compared to $367,000 for the three months ended March 31, 1997, accounting for the majority of the year-to-year increase in overall direct expenses. DLB Systems' direct expenses, which are included in clinical trial and data management, were $759,000 for the 1998 quarter. The remaining increase in clinical trail and data management direct expenses was volume related. Core laboratory direct expenses increased slightly to $828,000 from $701,000 for the three months ended March 31, 1998 and 1997, respectively. Partially offsetting these increases were lower direct expenses in the Company's Phase I unit, which was closed during the first quarter, which declined to $74,000 in the first quarter of 1998 from $352,000 in the first quarter of 1997. Direct costs, as a percentage on net revenues, were 40.7% for the three months ended March 31, 1998 compared to 34.7% of the three months ended March 31, 1997. The increase in direct costs, as a percentage of net revenues, was due to a higher mix of clinical trial management net revenues, which have higher direct costs.

Selling, general and administrative expenses increased $1,766,000 or 85.8% to $3,825,000 for the three months ended March 31, 1998 from $2,059,000 for the three months ended March 31, 1997. DLB Systems' selling, general and administrative expenses were $1,030,000 for the three months ended March 31, 1998. The balance of the year-to-year increase reflects general growth to support increased net revenues and the Company's decision to build its international clinical research business, which accounted for $295,000 of the increase in selling, general and administrative expenses. Selling, general and administrative expenses were 56.5 % of net revenues for the three months ended March 31, 1998 compared to 50.2% for the three months ended March 31, 1997. The increase in selling, general and administrative expenses, as a percentage of net revenues, was due primarily to the Company's decision to build, rather than buy, its presence in Europe.

Depreciation and amortization expense increased to $343,000 in the first quarter of 1998 from $138,000 in the comparable 1997 quarter. The increase was due to the amortization of the DLB Systems goodwill and increased depreciation expense resulting from additional capital spending to support the growth in net revenues.

Other income increased to $262,000 from $249,000 for the three months ended March 31, 1998 and 1997, respectively. The increase was due primarily to the interest earned on the Company's cash, cash equivalents and short-term investments.

The Company's effective tax rate was 40.0% of the three months ended March 31, 1998 compared to an effective tax rate of 42.0% for the three months ended March 31, 1997.


Liquidity and Capital Resources

For the three months ended March 31, 1998, the Company generated cash from operations of $584,000 compared to $1,220,000 of cash used in operations for the three months ended March 31, 1997. The year-to-year change was primarily the result of increased deferred revenues, partially offset by lower net income. As a result of the Company's investment in domestic and international infrastructure, expenses have grown at a faster rate than net revenues, thereby reducing net income.

At March 31, 1998, the Company had $9,575,000 of cash and cash equivalents on hand and $12,697,000 invested in short-term securities. The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with maturities of less than one year.


During the three months ended March 31, 1998, the Company purchased $609,000 of equipment compared to $230,000 during the three months ended March 31, 1997. The increase in equipment purchases reflects the additional capital equipment needed to support the growth of the Company.

During the three months ended March 31, 1998, the Company received $534,000 in cash from the exercise of 235,100 employee stock options.

The Company has a line of credit with a bank, through June 30, 1998, that provides for borrowings up to $3,000,000 at an interest rate of prime minus 35 basis points. The line of credit agreement includes certain covenants, the most restrictive of which limit future indebtedness and require compliance with a liabilities-to-tangible net worth ratio. To date, the Company has not borrowed any amounts under its line of credit.

The Company expects that existing cash and cash equivalents, short-term investments, cash flows from operations and borrowings under its line of credit will be sufficient to meet its foreseeable cash needs for at least the next year. However, there may be acquisition and other growth opportunities that require additional external financing and the Company may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that such financings will be available or available on terms acceptable to the Company.

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

Cautionary Statement for Forward-Looking Information.

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth above may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks and uncertainties such as competitive factors, technology development, market demand and the Company's ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects, and internal issues of the sponsoring client. Further information on potential factors that could affect the Company's financial results can be found in the Company's S-1 Registration Statement and its Reports on Form 10-K and 10-Q filed with the Securities and Exchange Commission.

Item 6.       Exhibits and Reports on Form 8-K

              a.) Exhibits

                  27  Financial Data Schedule

              b.) Reports on Form 8-K

                  None

                                  Signatures


              Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           PREMIER RESEARCH WORLDWIDE, LTD.
                                    (Registrant)

Date: May 15, 1998                By:  /s/ Joel Morganroth
                                       --------------------------

                                       Joel Morganroth, MD
                                       President and Chief
                                       Executive Officer



Date: May 15, 1998                By:  /s/  Fred M. Powell
                                       ----------------------

                                       Fred M. Powell
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)