Form 10-Q
period 1998-06-30
PREMIER RESEARCH WORLDWIDE LTD
filed 1998-08-13
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 205498

                                    FORM 10-Q

(Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1998

                                       or

         [ ] Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transitional period from                   to
                                 -----------------    ----------------


Commission file number  0-29100
                        -------

                        PREMIER RESEARCH WORLDWIDE, LTD.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                    22-3264604
---------------------------------           ----------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


         124 South 15th Street
           Philadelphia, PA                                  19102
---------------------------------           ----------------------------------
(Address of principal executive offices)                   (Zip Code)




                                  215-972-0420
               --------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.   X    Yes          No
                                   ------        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, $.01 par value, outstanding as of August 10, 1998, was 7,102,400.

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                      Page
                                                                                                      ----
Part I.  Financial Information

          Item 1.       Financial Statements

                        Condensed consolidated balance sheets--June 30, 1998 (unaudited) and
                        December 31, 1997                                                               3

                        Condensed consolidated statements of operations (unaudited)--Three Months
                        And Six Months Ended June 30, 1998 and 1997                                     4

                        Condensed consolidated statements of cash flows (unaudited)--Six Months
                        Ended June 30, 1998 and 1997                                                    5

                        Notes to condensed consolidated financial statements (unaudited)              6-7


          Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                   7-11

          Item 4.       Submission of Matters to a Vote of Security Holders                            12

          Item 5.       Other Information                                                              12


Part II. Other Information 12

          Item 6.       Exhibits and Reports on Form 8-K

                           a.)  Exhibits

                                27     Financial Data Schedule


                           b.)  Reports on Form 8-K

                                None

Signatures                                                                                             13

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                         June 30, 1998     December 31, 1997
                                                                         -------------     -----------------
                                                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                $ 10,042            $  4,679
  Short-term investments                                                      8,245              17,084
  Accounts receivable, net                                                    8,659               5,169
  Prepaid expenses and other                                                  1,928                 945
  Deferred income taxes                                                          91                  91
                                                                           --------            --------
         Total current assets                                                28,965              27,968

Property and equipment, net                                                   2,634               1,986
Goodwill, net                                                                 2,255               2,538
Other assets                                                                     24                  23
Deferred income taxes                                                         4,107               4,259
                                                                           --------            --------

                                                                           $ 37,985            $ 36,774
                                                                           ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $  1,316            $  1,745
  Accrued expenses                                                            1,041               1,214
  Deferred revenues                                                           4,402               3,348
                                                                           --------            --------
         Total current liabilities                                            6,759               6,307
                                                                           --------            --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock-$10 par value, 500,000 shares authorized,
           none issued and outstanding                                           --                  --
  Common stock-$.01 par value, 15,000,000 shares authorized,
           7,173,500 and 6,938,400 shares issued and outstanding                 72                  69
  Additional paid-in capital                                                 36,961              36,430
  Accumulated deficit                                                        (5,807)             (6,032)
                                                                           --------            --------
         Total stockholders' equity                                          31,226              30,467
                                                                           --------            --------

                                                                           $ 37,985            $ 36,774
                                                                           ========            ========


         The accompanying notes are an integral part of these statements

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)

                                                      Three Months Ended             Six Months Ended
                                                            June 30,                       June 30,
                                                   ------------------------      -----------------------
                                                      1998           1997           1998           1997
                                                      ----           ----           ----           ----
                                                          (unaudited)                  (unaudited)
Revenues                                           $  9,575       $  3,059       $ 17,588       $  7,201
Less-Reimbursed costs                                (1,504)          (249)        (2,744)          (292)
                                                   --------       --------       --------       --------

Net revenues                                          8,071          2,810         14,844          6,909
                                                   --------       --------       --------       --------

Costs and expenses:
     Direct costs                                     3,559          1,647          6,317          3,068
     Selling, general and administrative              4,106          2,502          7,931          4,561
     Depreciation and amortization                      387            148            730            286
                                                   --------       --------       --------       --------
Total costs and expenses                              8,052          4,297         14,978          7,915
                                                   --------       --------       --------       --------

Income (loss) from operations                            19         (1,487)          (134)        (1,006)

Other income, net                                       249            430            511            679
                                                   --------       --------       --------       --------

Income (loss) before income taxes                       268         (1,057)           377           (327)
Income tax provision (benefit)                          108           (496)           152           (190)
                                                   --------       --------       --------       --------

Net income (loss)                                  $    160       $   (561)      $    225       $   (137)
                                                   ========       ========       ========       ========


Basic and diluted net income (loss) per share      $   0.02       $  (0.08)      $   0.03       $  (0.02)
                                                   ========       ========       ========       ========




         The accompanying notes are an integral part of these statements

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Six Months Ended June 30,
                                                                                        -----------------------------
                                                                                           1998                1997
                                                                                           ----                ----
                                                                                                (unaudited)
Operating activities:
  Net income (loss)                                                                    $    225            $   (137)
  Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
                Depreciation and amortization                                               730                 286
                Deferred income taxes                                                       152                  --
                Changes in assets and liabilities:
                    Accounts receivable                                                  (3,490)               (243)
                    Prepaid expenses and other                                             (984)               (196)
                    Accounts payable                                                       (429)               (181)
                    Accrued expenses                                                        (82)               (622)
                    Payable to UM Holdings Ltd. for income taxes                             --                (485)
                    Deferred revenues                                                     1,054                (465)
                                                                                       --------            --------
                         Net cash used in operating activities                           (2,824)             (2,043)
                                                                                       --------            --------
Investing activities:
     Purchases of property and equipment                                                 (1,186)               (663)
     Purchases of short-term investments                                                     --              (7,358)
     Proceeds from sales of short-term investments                                        8,839                  --
                                                                                       --------            --------
                         Net cash provided by (used in) investing activities              7,653              (8,021)
                                                                                       --------            --------
Financing activities:
     Net proceeds from issuance of common stock                                              --              34,159
     Net proceeds from exercise of stock options                                            534                  --
                                                                                       --------            --------
                         Net cash provided by financing activities                          534              34,159
                                                                                       --------            --------
Net increase in cash and cash equivalents                                                 5,363              24,095
Cash and cash equivalents, beginning of period                                            4,679               1,498
                                                                                       --------            --------
Cash and cash equivalents, end of period                                               $ 10,042            $ 25,593
                                                                                       ========            ========
Supplemental disclosure of cash flow information:
     Non-cash adjustment to goodwill and accrued expenses                              $     91                  --


         The accompanying notes are an integral part of these statements

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Further information on potential factors that could affect the Company's financial results can be found in the Company's S-1 Registration Statement and its Reports on Form 10-K and 10-Q filed with the Securities and Exchange Commission.

Note 2.       Net Income (Loss) per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." This statement established new standards for computing and presenting earnings per share and requires the restatement of prior year amounts. The Company adopted SFAS No. 128 effective December 31, 1997.

Basic net income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share was computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, if any, which consist of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations. As required by SFAS No. 128, all prior-period per share data has been restated to conform to the provisions of this statement.

Three Months Ended June 30,
---------------------------
                                    Net                             Per
                                  Income                           Share
1998                              (Loss)           Shares         Amount
-------------------------        --------          ------         ------

Basic ...................       $ 160,000        7,173,500       $   0.02
Effect of dilutive shares              --          100,000             --
                                ---------        ---------       --------
Diluted .................       $ 160,000        7,273,500       $   0.02
                                =========        =========       ========


1997
-------------------------

Basic ...................       $(561,000)       6,938,000       $  (0.08)
Effect of dilutive shares              --               --             --
                                ---------        ---------       --------
Diluted .................       $(561,000)       6,938,000       $  (0.08)
                                =========        =========       ========

Options to purchase 621,414 shares of common stock were outstanding at June 30, 1998 but were not included in the computation of diluted net income per share for the three months ended June 30, 1998 because the option exercise prices were greater than the average market price of the Company's common stock during the period. Options to purchase 670,714 shares of common stock were outstanding at June 30, 1997 but were not included in the computation of diluted net loss per share for the three months ended June 30, 1997 because their effect would be anti-dilutive.

Six Months Ended June 30,
-------------------------
                                    Net                             Per
                                  Income                           Share
1998                              (Loss)           Shares          Amount
-------------------------        --------          ------         ------

Basic ...................       $ 225,000        7,128,000       $   0.03
Effect of dilutive shares              --          150,000             --
                                ---------        ---------       --------
Diluted .................       $ 225,000        7,278,000       $   0.03
                                =========        =========       ========


1997
-------------------------

Basic ...................       $(137,000)       6,517,000       $  (0.02)
Effect of dilutive shares              --               --             --
                                ---------        ---------       --------
Diluted .................       $(137,000)       6,517,000       $  (0.02)
                                =========        =========       ========

Options to purchase 571,414 shares of common stock were outstanding at June 30, 1998 but were not included in the computation of diluted net income per share for the six months ended June 30, 1998 because the option exercise prices were greater than the average market price of the Company's common stock during the period. Options to purchase 670,714 shares of common stock were outstanding at June 30, 1997 but were not included in the computation of diluted net loss per share for the six months ended June 30, 1997 because their effect would be anti-dilutive.

Note 3.       New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation and short-term investments. These unrealized gains and losses were immaterial for the periods ended June 30, 1998 and 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a clinical research organization (CRO) providing a broad range of integrated products and services to facilitate and expedite the product development and regulatory approval process on a global basis to its clients in the pharmaceutical, biotechnology and medical device industries. The Company's products and services include centralized Core Laboratory testing services and Clinical Trial and Data Management products and services. Core Laboratory includes US and International diagnostic services that consist primarily of ECG reading and blood laboratory services. Clinical Trial and Data Management products and services include worldwide clinical trial and data management software, software maintenance and support, services for the design, performance and management of a clinical trial, bio-statistical analysis, health care economics and outcomes research and regulatory affairs services.

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

Results of Operations

Three months ended June 30, 1998 compared to three months ended June 30, 1997

Net revenues for the three months ended June 30, 1998, increased $5,261,000 or 187.2% to $8,071,000 compared to $2,810,000 for the three months ended June 30, 1997. Both the Core Laboratory and the Clinical Trial and Data Management products and services experienced strong net revenue performance during the three months ended June 30, 1998. Clinical Trial and Data Management products and services include DLB Systems' software products and services. DLB was acquired in the fourth quarter of 1997, and contributed $2,467,000 to the overall net revenue increase of the Company.

Core Laboratory net revenues, increased $1,284,000 or 90.2% to $2,707,000 for the three months ended June 30, 1998 compared to $1,423,000 for the same three months of 1997. The increase in Core Laboratory net revenues was the result of increased contract signings and, in part, from the recognition of $748,000 in net revenues for work completed under a contract, which was cancelled before completion. Clinical Trial and Data Management products and services increased $3,977,000 or 286.7% to $5,364,000 for the three months ended June 30, 1998 compared to $1,387,000 for the three months ended June 30, 1997. The increase in the Clinical Trial and Data Management business was due to the impact of DLB Systems, acquired in the fourth quarter of 1997, increased contract signings and the realization of part of the Company's increasing backlog. The increase in the Clinical Trial and Data Management business more than offset the loss in revenues from the Company's Phase I Unit, which was closed during the first quarter of 1998. The Phase I Unit recorded net revenues of $61,000 for the three months ended June 30, 1998 compared to net revenues of $745,000 for the three months ended June 30, 1997.

Direct costs increased $1,912,000 or 116.1% to $3,559,000 for the three months ended June 30, 1998 from $1,647,000 for the three months ended June 30, 1997. As a percentage of net revenues, direct costs were 44.1% for the three months ended June 30, 1998 compared to 58.6% for the three months ended June 30, 1997. The decrease in direct costs as a percentage of net revenue was primarily due to the addition of DLB Systems, whose products and services have lower direct costs as a percentage of net revenues, the recognition of $748,000 in net revenues for work completed under a contract which was cancelled and to the overall increase in net revenues. Core Laboratory direct costs increased $186,000 or 24.8% to $936,000 for the period ending June 30, 1998 compared to $750,000 for the 1997 period. The increase in direct costs is entirely related to the increase in net revenues in the Core Laboratory operations. Direct costs for Clinical Trial and Data Management products and services increased $1,726,000 or 192.4% to $2,623,000 for the three months ended June 30, 1998 from $897,000 for the same three months of 1997. DLB Systems, which is included in Clinical Trial and Data Management, accounted for $1,109,000 of the year-to-year increase in direct costs. The remainder of the increase is primarily due to higher costs associated with increased net revenues. The increase in Clinical Trial and Data Management direct costs were partially offset by reduced costs in the Company's Phase I Unit, which was closed in the first quarter of 1998. Direct costs for the Phase I Unit for the three months ended June 30, 1997 were $499,000.

Selling, general and administrative expenses increased $1,604,000 or 64.1% to $4,106,000 for the three months ended June 30, 1998 from $2,502,000 for the three months ended June 30, 1997. DLB Systems' selling, general and administrative expenses were $1,036,000 for the three months ended June 30, 1998 and accounted for most of the year-to-year increase. The balance of the increase reflects general growth to support the Company's increased net revenues and the impact of the Company's decision to build its international Clinical Trial and Data management infrastructure, which accounted for $447,000 of the increase in selling, general and administrative expenses. For the three months ended June 30, 1998, selling, general and administrative expenses were 50.9% of net revenues compared to 89.0% of net revenues for the same three months of 1997. The decrease in the percentage is primarily due to the Company's increased net revenues as these costs are relatively fixed in nature.

Depreciation and amortization expense for the second quarter of 1998 were $387,000 and increased $239,000 when compared to $148,000 incurred in the second quarter of 1997. The increase is primarily due to the amortization of the DLB Systems goodwill and increased depreciation expense resulting from additional capital spending to support the growth in the business.

Other income decreased to $249,000 from $430,000 for the three months ended June 30, 1998 and 1997, respectively. The decrease is due to lower cash and short-term investment balances in 1998 as a result of the Company's purchase of DLB Systems and uses of cash to support working capital and capital expenditure needs in 1998.

The Company's effective tax rate for the three months ended June 30, 1998 was 40.3% compared to an effective tax rate of 46.9% for the three months ended June 30, 1997.

Six months ended June 30, 1998 compared to six months ended June 30, 1997

Net revenues for the six months ended June 30, 1998 increased $7,935,000 or 114.8% to $14,844,000 for the six months ended June 30, 1998 from, $6,909,000 for the six months ended June 30, 1997. The Core Laboratory's net revenues increased $835,000 or 22.4% to $4,563,000 for the six months ended June 30, 1998 from $3,728,000 for the six months ended June 30, 1997. Core Laboratory net revenues for the six months ended June 30, 1998 were favorably impacted by the recognition of $748,000 in net revenues for work completed under a contract which was cancelled before completion. Core Laboratory net revenues for the six months ended June 30, 1997 were favorably impacted by the completion of several large ECG contracts in the first three months of 1997 with a lower level of new contracts initiated in the comparable 1998 period. Clinical Trial and Data Management products and services net revenue increased $7,100,000 or 223.2% to $10,281,000 for the six months ended June 30, 1998 from $3,181,000 for the six months ended June 30, 1997. The increase in the Clinical Trial and Data Management business was due to the impact of DLB Systems, acquired in the fourth quarter of 1997, and which contributed $4,980,000 to the year-to-date net revenues, increased contract signings and the realization of part of the Company's increasing backlog. The increase in the overall Clinical Trial and Data Management business more than offset the loss in revenues from the Company's Phase I Unit, which was closed during the first quarter of 1998. The Phase I Unit recorded net revenues of $134,000 for the six months ended June 30, 1998 compared to $1,298,000 of net revenues for the six months ended June 30, 1997.

Direct costs for the six months ended June 30, 1998 increased $3,249,000 or 105.9% to $6,317,000 from $3,068,000 for the six months ended June 30, 1997. As a percentage of net revenues, direct costs were 42.6% for the six months ended June 30, 1998 compared to 44.4% for the six months ended June 30, 1997. The decrease in direct costs as a percentage of net revenues was primarily due to the addition of DLB Systems, whose products and services have lower direct costs as a percentage of net revenues, the recognition of $748,000 in net revenues for work completed under a contract which was cancelled and to the overall increase in net revenues. Core Laboratory direct costs increased $313,000 or 21.6% to $1,764,000 for the six months ended June 30, 1998 from $1,451,000 for the same six months of 1997. Direct costs for Clinical Trial and Data Management products and services increased $2,936,000 or 181.6% to $4,553,000 for the 1998 period compared to $1,617,000 for the 1997 period. DLB Systems' direct costs were $1,868,000 for the six months ended June 30, 1998 and account for 63.6% of the year-to-year increase in Clinical Trial and Data Management direct costs. The balance of the increase was due primarily to higher costs associated with the net revenue growth, specifically in Clinical Trial Management. Partially offsetting the year-to-year increase was lower direct costs in the Company's Phase I Unit, which was closed during the first quarter of 1998. Direct costs in the Phase I Unit were $65,000 for the first six months of 1998 compared to $851,000 for the same six-month period of 1997.

Selling, general and administrative expenses increased $3,370,000 or 73.9% to $7,931,000 during the six months ended June 30, 1998 from $4,561,000 for the six months ended June 30, 1997. DLB Systems, acquired in the fourth quarter of 1998, accounted for $2,066,000 or 61.3% of the year-to-year increase. The balance of the increase reflects general growth to support the Company's increased net revenues and the impact of the Company's decision to build its international Clinical Trial and Data Management infrastructure, which accounted for $742,000 of the increase in selling, general and administrative expenses. For the six months ended June 30, 1998, selling, general and administrative expenses were 53.4% of net revenues compared to 66.0% of net revenues for the same six months of 1997, with the decrease in the percentage primarily due to the Company's increased net revenues as these costs are relatively fixed in nature.

Depreciation and amortization expense for the first six months of 1998 was $730,000 and increased $444,000 when compared to $286,000 incurred in the first six months of 1997. The increase is primarily due to the amortization of the DLB Systems goodwill and increased depreciation expense resulting from additional capital spending to support the growth in the business.

Other income decreased to $511,000 from $679,000 for the six months ended June 30, 1998 and 1997, respectively. The decrease is due to lower cash and short-term investment balances in 1998 as a result of the Company's purchase of DLB Systems and general uses of cash to support working capital and capital expenditure needs in 1998.

The Company's effective tax rate for the six months ended June 30, 1998 was 40.3% compared to an effective tax rate of 58.1% for the six months ended June 30, 1997.

Liquidity and Capital Resources

For the six months ended June 30, 1998, the Company used cash in operations of $2,824,000 compared to $2,043,000 of cash used in operations for the six months ended June 30, 1997. The year-to-year change was primarily the result of a higher accounts receivable balance, reflecting the Company's increasing revenues, partially offset by increased deferred revenues and increased income before depreciation and amortization.

At June 30, 1998, the Company had $10,042,000 of cash and cash equivalents on hand and $8,245,000 invested in short-term securities. For the six months ended June 30, 1998, the Company sold, upon maturity, $8,839,000 of short-term investments and re-invested the proceeds in investments with maturities of ninety days or less. The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with maturities of less than one year.

During the six months ended June 30, 1998, the Company purchased $1,186,000 of equipment compared to $663,000 during the six months ended June 30, 1997. The increase in equipment purchases reflects the additional capital equipment needed to support the growth of the Company.

During the six months ended June 30, 1998, the Company received $534,000 in cash from the exercise of 235,100 employee stock options.

The Company has renewed through June 30, 1999, its bank line of credit, that provides for borrowings up to $3,000,000 at an interest rate of prime minus 35 basis points. The line of credit agreement includes certain covenants, the most restrictive of which limit future indebtedness and require compliance with a liabilities-to-tangible net worth ratio. To date, the Company has not borrowed any amounts under its line of credit.

On July 2, 1998, the Company made an investment of $1,000,000 for a minority equity position in America's Doctor, an internet company, which will provide real-time physician chat, referrals and health care events on America Online's Health web site.

On July 20, 1998, the Company announced that its Board of Directors had authorized the repurchase, over time, of up to 500,000 shares of the Company's common stock at prices determined appropriate by the Company. As of August 10, 1998, the Company has repurchased 71,100 shares of its Common Stock at an average price per share of $4.22.

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

Year 2000

Many computer systems were not designed to handle any dates beyond the year 1999, and therefore, computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The current versions of the Company's software products support dates in the year 2000 and beyond. In the event that Year 2000 compliance is not successfully achieved, on a timely basis, by any of the Company's significant suppliers or customers, the Company's business or operations could be adversely affected. The Company has evaluated its information technology infrastructure and has made or is in the process of making modifications for Year 2000 compliance. The Company does not expect future costs to modify its information technology infrastructure to be material to its financial condition or results of operations.

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

Item 4.       Submission of Matters to a Vote of Security Holders

 The Company held its Annual Meeting of Shareholders on April 30, 1998. Matters submitted to the Shareholders for vote were the election of two directors to each serve a three-year term until 2001 and the ratification of the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1998.

At the meeting, the shareholders elected John Aglialoro and Arthur Hull Hayes, Jr., MD to the Board of Directors with 5,645,829 votes for the election or 78.7 % of the 7,173,500 shares outstanding and eligible to vote with 600 votes abstaining. With their election, they join Joan Carter, Chairman, Arthur W. Hicks, Jr., Charles L. Jacobson, MD, Jerry D. Lee, Joel Morganroth, MD, Philip
J. Whitcome, Ph.D., and Connie Woodburn as Directors of the Company.

In addition, the Shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for 1998 with 5,645,904 shares voting for ratification or 78.7% of the shares outstanding and eligible to vote with 525 votes abstaining.

Item 5.       Other Information

In accordance with Rule 14a-4(c) promulgated by the Securities and Exchange Act pursuant to the Securities Exchange Act of 1934, as amended, the holders of proxies solicited by the Board of Directors of the Company in connection with the Company's 1999 Annual Meeting of Stockholders may vote such proxies in their discretion on certain matters as more fully described in such Rule, including without limitation on any matter coming before the meeting as to which the Company does not have notice on or before February 14, 1999.

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


                                   PREMIER RESEARCH WORLDWIDE, LTD.
                                             (Registrant)

Date: August 13, 1998              By: /s/   Joel Morganroth
                                       ------------------------------------

                                        Joel Morganroth, MD
                                        Chief Executive Officer



Date: August 13, 1998              By: /s/   Fred M. Powell
                                       ------------------------------------

                                        Fred M. Powell
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)