Form 10-Q
period 1998-09-30
PREMIER RESEARCH WORLDWIDE LTD
filed 1998-11-16
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 205498

                                    FORM 10-Q

(Mark One)

         [ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934. For the quarterly period ended
September 30, 1998
------------------
                                       or

         [    ]   Transitional report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transitional period from ___________________ to ____________________


Commission file number  0-29100
                        -------

                        PREMIER RESEARCH WORLDWIDE, LTD.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                          22-3264604
---------------------------------------------             -----------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer Identification No.)
            or organization)

            124 South 15th Street
               Philadelphia, PA                                         19102
  ---------------------------------------                             ---------
  (Address of principal executive offices)                            (Zip Code)


                                  215-972-0420
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.   X   Yes       No
                                   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, $.01 par value, outstanding as of November 13, 1998, was 7,047,620.

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                                                                       Page
Part I.  Financial Information

             Item 1.       Financial Statements

                           Condensed consolidated balance sheets--September 30, 1998 (unaudited) and
                           December 31, 1997                                                                              3
                           Condensed consolidated statements of operations (unaudited)--Three Months
                           And Nine Months Ended September 30, 1998 and 1997                                              4

                           Condensed consolidated statements of cash flows (unaudited)--Nine Months
                           Ended September 30, 1998 and 1997                                                              5

                           Notes to condensed consolidated financial statements (unaudited)                             6-7


             Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                                  7-12



Part II. Other Information                                                                                               13
             Item 2.       Changes in Securities and Use of Proceeds

             Item 6.       Exhibits and Reports on Form 8-K                                                              14

                           a.)      Exhibits

                                    27       Financial Data Schedule


                           b.)      Reports on Form 8-K

                                    None


Signatures                                                                                                               15



                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                     September 30, 1998   December 31, 1997
                                                                     ------------------   -----------------
                                                                        (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                                                  $10,840              $ 4,679
 Short-term investments                                                       7,622               17,084
 Accounts receivable, net                                                     8,274                5,169
 Prepaid expenses and other                                                   1,455                  945
 Deferred income taxes                                                           91                   91
                                                                            -------              -------
         Total current assets                                                28,282               27,968

Property and equipment, net                                                   2,880                1,986
Goodwill, net                                                                 2,162                2,538
Investments                                                                   1,000                   --
Other assets                                                                     24                   23
Deferred income taxes                                                         3,969                4,259
                                                                            -------              -------
                                                                            $38,317              $36,774
                                                                            =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                           $ 1,072              $ 1,745
 Accrued expenses                                                             1,425                1,214
 Deferred revenues                                                            4,906                3,348
                                                                            -------              -------
         Total current liabilities                                            7,403                6,307
                                                                            -------              -------

Commitments and contingencies

Stockholders' equity:
 Preferred stock-$10 par value, 500,000 shares authorized,
           none issued and outstanding                                           --                   --
 Common stock-$.01 par value, 15,000,000 shares authorized,
           7,173,500 and 6,938,400 shares issued and outstanding                 72                   69
 Additional paid-in capital                                                  36,979               36,430
 Treasury stock, 128,600 shares at cost                                        (540)                  --
 Accumulated deficit                                                         (5,597)              (6,032)
                                                                            -------              -------
         Total stockholders' equity                                          30,914               30,467
                                                                            -------              -------
                                                                            $38,317              $36,774
                                                                            =======              =======



         The accompanying notes are an integral part of these statements

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                  September 30,
                                                      ------------------------       ------------------------
                                                        1998            1997           1998            1997
                                                        ----            ----           ----            ----
                                                            (unaudited)                     (unaudited)
Revenues                                              $ 9,855         $ 2,941        $27,443         $10,142
Less-Reimbursed costs                                  (1,696)           (291)        (4,440)           (583)
                                                      -------         -------        -------         -------

Net revenues                                            8,159           2,650         23,003           9,559
                                                      -------         -------        -------         -------
Costs and expenses:
     Direct costs                                       3,360           1,599          9,677           4,668
     Selling, general and administrative                4,251           2,396         12,182           6,956
     Depreciation and amortization                        416             154          1,146             440
                                                      -------         -------        -------         -------
Total costs and expenses                                8,027           4,149         23,005          12,064
                                                      -------         -------        -------         -------

Income (loss) from operations                             132          (1,499)           (2)          (2,505)

Other income, net                                         216             372            727           1,051
                                                      -------         -------        -------         -------

Income (loss) before income taxes                         348          (1,127)           725          (1,454)
Income tax provision (benefit)                            138            (507)           290            (697)
                                                      -------         -------        -------         -------

Net income (loss)                                     $   210         $  (620)       $   435            (757)
                                                      =======         =======        =======         =======

Basic and diluted net income (loss) per share         $  0.03         $ (0.09)       $  0.06         $ (0.11)
                                                      =======         =======        =======         =======





         The accompanying notes are an integral part of these statements

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                           Nine Months Ended September 30,
                                                                                           --------------------------------
                                                                                               1998                   1997
                                                                                               ----                   ----
                                                                                                     (unaudited)
Operating activities:
Net income (loss)                                                                        $      435            $      (757)
Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
                Depreciation and amortization                                                 1,146                    440
                Deferred income taxes                                                           290                   (853)
                Changes in assets and liabilities:
                    Accounts receivable                                                      (3,105)                  (225)
                    Prepaid expenses and other                                                 (510)                  (171)
                    Accounts payable                                                           (673)                  (273)
                    Accrued expenses                                                            302                    (38)
                    Payable to UM Holdings Ltd. for income taxes                                 --                   (485)
                    Deferred revenues                                                         1,558                    633
                                                                                         ----------             ----------
                         Net cash used in operating activities                                 (557)                (1,729)
                                                                                         ----------             ----------

Investing activities:
     Purchases of property and equipment                                                     (1,756)                  (958)
     DLB investment                                                                              --                 (1,000)
     America's Doctor investment                                                             (1,000)                    --
     Purchases of short-term investments                                                         --                (15,722)
     Proceeds from sales of short-term investments                                            9,462                     --
                                                                                         ----------             ----------
                         Net cash provided by (used in) investing activities                  6,706                (17,680)
                                                                                         ----------             ----------

Financing activities:
     Repurchase of common stock for treasury                                                   (540)                    --
     Net proceeds from issuance of common stock                                                  --                 34,159
     Net proceeds from exercise of stock options                                                552                     --
                                                                                         ----------             ----------
                         Net cash provided by financing activities                               12                 34,159
                                                                                         ----------             ----------
Net increase in cash and cash equivalents                                                     6,161                 14,750
Cash and cash equivalents, beginning of period                                                4,679                  1,498
                                                                                         ----------             ----------

Cash and cash equivalents, end of period                                                 $   10,840             $   16,248
                                                                                         ==========             ==========






         The accompanying notes are an integral part of these statements

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Further information on potential factors that could affect the Company's financial results can be found in the Company's on Form 10-K and 10-Q filed with the Securities and Exchange Commission.

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



Three Months Ended September 30,
--------------------------------
                                                             Net                                   Per
                                                           Income                                 Share
1998                                                       (Loss)             Shares              Amount
----                                                     ---------           ---------          --------
Basic....................................                $ 210,000           7,106,205          $    0.03
Effect of dilutive shares................                       --              78,780                --
                                                         ---------           ---------          ---------
Diluted..................................                $ 210,000           7,184,989          $    0.03
                                                         =========           =========          =========

1997
----
Basic....................................                $(620,000)          6,938,000          $   (0.09)
Effect of dilutive shares................                       --                  --                 --
                                                         ---------           ---------          ---------
Diluted..................................                $(620,000)          6,938,000          $   (0.09)
                                                         =========           =========          =========


Options to purchase 652,132 shares of common stock were outstanding at September 30, 1998 but were not included in the computation of diluted net income per share for the three months ended September 30, 1998 because the option exercise prices were greater than the average market price of the Company's common stock during the period. Options to purchase 710,114 shares of common stock were outstanding at September 30, 1997 but were not included in the computation of diluted net loss per share for the three months ended September 30, 1997 because their effect would be anti-dilutive.

Nine Months Ended September 30,
-------------------------------
                                                           Net                                    Per
                                                          Income                                 Share
1998                                                      (Loss)              Shares             Amount
----                                                     ---------           ---------          --------
Basic....................................                $ 435,000           7,120,681          $    0.06
Effect of dilutive shares................                       --              95,961                 --
                                                         ---------           ---------          ---------
Diluted..................................                $ 435,000           7,216,642          $    0.06
                                                         =========           =========          =========


1997
----

Basic....................................                $(757,000)          6,632,000          $   (0.11)
Effect of dilutive shares................                       --                 --                  --
                                                         ---------           ---------          ---------
Diluted..................................                $(757,000)          6,632,000          $   (0.11)
                                                         =========           =========          =========


Options to purchase 634,951 shares of common stock were outstanding at September 30, 1998 but were not included in the computation of diluted net income per share for the nine months ended September 30, 1998 because the option exercise prices were greater than the average market price of the Company's common stock during the period. Options to purchase 710,114 shares of common stock were outstanding at September 30, 1997 but were not included in the computation of diluted net loss per share for the nine months ended September 30, 1997 because their effect would be anti-dilutive.

Note 3. New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income includes net income and unrealized gains on short-term investments and losses from foreign currency translation. These unrealized gains and losses were immaterial for the periods ended September 30, 1998 and 1997.

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

Results of Operations

Three months ended September 30, 1998 compared to three months ended September 30, 1997

Net revenues for the three months ended September 30, 1998, increased $5,509,000 or 207.9% to $8,159,000 compared to $2,650,000 for the three months ended September 30, 1997. Both the Core Laboratory and Clinical Trial and Data Management products and services experienced strong net revenue performance during the three months ended September 30, 1998. Core Laboratory net revenues increased $770,000 or 49.0% to $2,343,000 for the three months ended September 30, 1998 compared to $1,573,000 for the same three months of 1997. The increase in Core Laboratory net revenues was the result of increased contract signings and recognition of part of the Company's backlog. Clinical Trial and Data Management products and services increased $4,739,000 to $5,816,000 for the three months ended September 30, 1998 compared to $1,077,000 for the three months ended September 30, 1997. The increase in the Clinical Trial and Data Management business was due to the impact of DLB Systems, acquired in the fourth quarter of 1997, increased contract signings and the realization of part of the Company's backlog. DLB Systems contributed $2,611,000 to the net revenues increase in 1998. The overall increase in the Clinical Trial and Data Management business more than offset the loss in revenues from the Company's Phase I Unit, which was closed during the first quarter of 1998. The Phase I Unit recorded net revenues of $321,000 for the three months ended September 30, 1997.

Direct costs increased $1,761,000 or 110.1% to $3,360,000 for the three months ended September 30, 1998 from $1,599,000 for the three months ended September 30, 1997. As a percentage of net revenues, direct costs were 41.2% for the three months ended September 30, 1998 compared to 60.3% for the three months ended September 30, 1997. The decrease in direct costs as a percentage of net revenue was primarily due to the addition of DLB Systems, whose products and services have lower direct costs as a percentage of net revenues, and overall expense efficiencies as the result of increased revenues. Core Laboratory direct costs increased $347,000 or 46.3% to $1,097,000 for the period ending June 30, 1998 compared to $750,000 for the 1997 period, and is solely due to the increase in net revenues in the Core Laboratory operations. Direct costs for Clinical Trial and Data Management products and services increased $1,414,000 or 166.5% to $2,263,000 for the three months ended September 30, 1998 from $849,000 for the same three months of 1997. DLB Systems, which is included in Clinical Trial and Data Management, accounted for $758,000 of the year-to-year increase in direct costs. The remainder of the increase is primarily due to higher costs associated with increased net revenues. The increase in Clinical Trial and Data Management direct costs were partially offset by reduced costs in the Company's Phase I Unit, which was closed in the first quarter of 1998. Direct costs for the Phase I Unit for the three months ended September 30, 1997 were $286,000.

Selling, general and administrative expenses increased $1,855,000 or 77.4% to $4,251,000 for the three months ended September 30, 1998 from $2,396,000 for the three months ended September 30, 1997. DLB Systems' selling, general and administrative expenses were $979,000 for the three months ended September 30, 1998 and accounted for over half of the year-to-year increase. The balance of the increase reflects general growth to support the Company's increased net revenues and the impact of the Company's decision to build its international Clinical Trial and Data management infrastructure, which accounted for $455,000 of the increase in selling, general and administrative expenses. For the three months ended September 30, 1998, selling, general and administrative expenses were 52.1% of net revenues compared to 90.4% of net revenues for the same three months of 1997. The decrease in the percentage is primarily due to the Company's increased net revenues as selling, general and administrative costs are relatively fixed in nature.

Depreciation and amortization expense for the third quarter of 1998 were $416,000 and increased $262,000 when compared to $154,000 incurred in the third quarter of 1997. The increase is primarily due to the amortization of the DLB Systems goodwill and increased depreciation expense resulting from additional capital spending to support the growth in the business.

Other income decreased to $216,000 from $372,000 for the three months ended September 30, 1998 and 1997, respectively. The decrease is due to lower cash and short-term investment balances in 1998 as a result of the Company's purchase of DLB Systems, the investment in America's Doctor and uses of cash to support working capital and capital expenditure needs in 1998.

The Company's effective tax rate for the three months ended September 30, 1998 was 40.0% compared to an effective tax rate of 45.0% for the three months ended September 30, 1997. The decline in the effective tax rate is due primarily to interest income derived from investment in tax exempt securities.

The Company's effective tax rate continues to reflect the benefit of the loss carry-forward generated from its international operations. However, in the event that it becomes more likely than not that the Company's international operations do not generate sufficient profits to utilize the international loss carry-forward, the Company will need to provide a valuation allowance on its defined tax asset and the Company's effective tax rate will be adversely and materially affected. Management continues to monitor the progress of its international operations and will provide a valuation allowance when and if it is determined necessary.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

Net revenues for the nine months ended September 30, 1998 increased $13,444,000 or 140.6% to $23,003,000 for the nine months ended September 30, 1998 from $9,559,000 for the nine months ended September 30, 1997. The Core Laboratory's net revenues increased $1,605,000 or 30.3% to $6,906,000 for the nine months ended September 30, 1998 from $5,301,000 for the nine months ended September 30, 1997. Core Laboratory net revenues for the nine months ended September 30, 1998 increased due to the recognition of $836,000 in net revenues for work completed under a contract which was cancelled before completion, from increased contract signings and recognition of part of the Company's backlog. Core Laboratory net revenues for the nine months ended September 30, 1997 were favorably impacted by the completion of several large ECG contracts in the first three months of 1997 with a lower level of new contracts initiated in the comparable 1998 period. Net revenues from Clinical Trial and Data Management products and services increased $11,839,000 or 278.0% to $16,097,000 for the nine months ended September 30, 1998 from $4,258,000 for the nine months ended September 30, 1997. The increase was due primarily to the impact of DLB Systems, acquired in the fourth quarter of 1997, which contributed $7,591,000 to the 1998 net revenues, increased contract signings and the realization of part of the Company's increasing backlog. The increase in the overall Clinical Trial and Data Management business more than offset the loss in revenues from the Company's Phase I Unit, which was closed during the first quarter of 1998. The Phase I Unit recorded net revenues of $190,000 for the nine months ended September 30, 1998 compared to $1,617,000 of net revenues for the nine months ended September 30, 1997.

Direct costs for the nine months ended September 30, 1998 increased $5,009,000 or 107.3% to $9,677,000 from $4,668,000 for the nine months ended September 30, 1997. As a percentage of net revenues, direct costs were 42.1% for the nine months ended September 30, 1998 compared to 48.8% for the nine months ended September 30, 1997. The decrease in direct costs as a percentage of net revenues was primarily due to the addition of DLB Systems, whose products and services have lower direct costs as a percentage of net revenues, the recognition of $836,000 in net revenues for work completed under a contract which was cancelled and to the overall increase in net revenues. Core Laboratory direct costs increased $660,000 or 30.0% to $2,861,000 for the nine months ended September 30, 1998 from $2,201,000 for the same nine months of 1997. Direct costs for Clinical Trial and Data Management products and services increased $4,350,000 or 176.4% to $6,816,000 for the 1998 period compared to $2,467,000 for the 1997 period. DLB Systems' direct costs were $2,626,000 for the nine months ended September 30, 1998 and account for 60.4% of the year-to-year increase. The balance of the increase was due primarily to higher costs associated with the net revenue growth, specifically in Clinical Trial Management. Partially offsetting the year-to-year increase was lower direct costs in the Company's Phase I Unit, which was closed during the first quarter of 1998. Direct costs in the Phase I Unit were $65,000 for the first nine months of 1998 compared to $1,137,000 for the same nine-month period of 1997.

Selling, general and administrative expenses increased $5,226,000 or 75.1% to $12,182,000 during the nine months ended September 30, 1998 from $6,956,000 for the nine months ended September 30, 1997. DLB Systems, acquired in the fourth quarter of 1998, accounted for $3,045,000 or 58.3% of the year-to-year increase. The balance of the increase reflects general growth to support the Company's increased net revenues and the impact of the Company's decision to build its international Clinical Trial and Data Management infrastructure, which accounted for $1,197,000 of the increase in selling, general and administrative expenses. For the nine months ended September 1998, selling, general and administrative expenses were 53.0% of net revenues compared to 72.8% of net revenues for the same nine months of 1997. The decrease in the percentage was primarily due to the Company's increased net revenues as selling, general and administrative costs are relatively fixed in nature.

Depreciation and amortization expense for the first nine months of 1998 was $1,146,000 and increased $706,000 when compared to $440,000 incurred in the first nine months of 1997. The increase is primarily due to the amortization of the DLB Systems goodwill and increased depreciation expense resulting from additional capital spending to support the growth in the business.

Other income decreased to $727,000 from $1,051,000 for the nine months ended September 30, 1998 and 1997, respectively. The decrease is due to lower cash and short-term investment balances in 1998 as a result of the Company's purchase of DLB Systems, the investment in America's Doctor and general uses of cash to support working capital and capital expenditure needs in 1998.

The Company's effective tax rate for the nine months ended September 30, 1998 was 40.0% compared to an effective tax rate of 47.9% for the nine months ended September 30, 1997. The decline in the effective tax rate is due primarily to the interest income derived from tax exempt securities.


Liquidity and Capital Resources

For the nine months ended September 30, 1998, the Company used cash in operations of $557,000 compared to $1,729,000 of cash used in operations for the nine months ended September 30, 1997. The year-to-year change was primarily the result of increased revenues in 1998 resulting in increased income before depreciation and amortization and increased deferred revenues, partially offset by higher accounts receivable.

At September 30, 1998, the Company had $10,840,000 of cash and cash equivalents on hand and $7,622,000 invested in short-term marketable securities. For the nine months ended September 30, 1998, the Company sold, upon maturity, $9,462,000 of short-term investments and re-invested the proceeds in investments with maturities of ninety days or less. The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with maturities of less than one year.

During the nine months ended September 30, 1998, the Company purchased $1,756,000 of equipment compared to $958,000 during the nine months ended September 30, 1997. The increase in equipment purchases reflects the additional capital equipment needed to support the growth of the Company.

During the nine months ended September 30, 1998, the Company received $552,000 in cash from the exercise of 243,120 employee stock options.

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

On July 2, 1998, the Company made an investment of $1,000,000 for a minority equity position in America's Doctor, an internet company which will provide real-time physician chat, referrals and health care events on America Online's Health web site.

On July 20, 1998, the Company announced that its Board of Directors had authorized the repurchase, over time, of up to 500,000 shares of the Company's common stock at prices determined appropriate by the Company. As of September 30, 1998, the Company had repurchased 128,600 shares of its Common Stock at an average price of $4.20. As of November 13, 1998, the Company has repurchased 169,900 shares of its Common Stock at an average price per share of $4.30.

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

Year 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize data sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause the system to fail. The Company relies on its systems in operating and monitoring all aspects of its business. The Company also relies on the external systems of its customers, suppliers and other organizations with which it does business.

The Company is performing a comprehensive review to identify the systems affected by the year 2000 issues. The Company is assessing its information technology systems, business computing systems, technical infrastructure, as well as embedded systems commonly found in the operations equipment. Additionally, the Company has initiated formal communications with third party vendors and customers to assess the Year 200 readiness of their systems. From the assessment of the external and internal systems, the Company will refine and implement the Year 2000 readiness plan.

To date, no material issues have been identified as they relate to the Company's efforts to identify Year 2000 issues. The Company expects to complete its assessment of the Year 2000 readiness by January 1, 1999. The implementation phase of the Year 2000 readiness plan has begun on systems already evaluated and should be completed by October 1, 1999.

With regard to risks to the Company, management believes the Year 2000 issue will not pose significant operational problems. Additionally, the Company is in the process of developing contingency plans for critical systems in the event that one or more of those systems fail, despite the Year 2000 readiness process.

Despite the Company's efforts thus far to address Year 2000 compliance, the Company cannot guarantee that all internal and external systems will be compliant, or that its business will not be materially affected by such non-compliance.

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

Part II.      Other Information

Item 2.       Changes in Securities and Use of Proceeds

(1)    Effective Date of Securities Act Registration Statement:   February 3, 1997
       registration No.: 333-17001

(2)    Offering Date:    February 4, 1997

(3)      Not Applicable

(4) (i) The offering terminated after all shares registered were sold

       (ii)   Managing Underwriters:  Montgomery Securities
                                      Furman Selz
                                      Genesis Merchant Group

       (iii)  Class of Securities Registered   Common Stock

       (iv)                                      Account of Company             Account of Selling Shareholder
                                                 ------------------             ------------------------------
              Amount Registered                    2,206,250 common stock           956,250 common stock

              Aggregate price of
              Amount Registered                  $37,506,250                    $16,256,250

              Amount Sold                          2,206,250                        956,250

              Aggregate Offering
              Price of Amount Sold               $37,506,250                     16,256,250

(v)           Expenses of offering for account of the Company:
              Underwriting Discount and Commission                               $2,625,437
              Other expenses                                                       $671,755
              Total Expenses                                                     $3,297,192

             (A) There were no direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of common stock of the Company; or affiliates of the Company.

             (B) All of the above payments were direct or indirect payments to others not described in clause (A).

       (vi)   Net Offering Proceeds to the Company:                             $34,209,058

       (vii)  Use of Proceeds as of September 30, 1998:
              Net cash paid for business acquisition:                             8,655,000
              Net cash paid for minority equity investment                        1,000,000
              Purchase of Equipment:                                              3,265,000
              Working Capital:                                                    2,827,058
              Temporary Investments (consisting of short-term,
              Investment-grade securities):                                       7,622,000

              All of the above payments were to others not described in item (v)
              (A) above.

      (viii)  The use of proceeds is consistent with the Prospectus


                                       13

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


                                          PREMIER RESEARCH WORLDWIDE, LTD.
                                                (Registrant)

Date: November 16, 1998                   By: /s/ Joel Morganroth
                                              -----------------------------
                                                  Joel Morganroth, MD
                                                  Chief Executive Officer



Date: November 16, 1998                   By: /s/ Fred M. Powell
                                              ----------------------------
                                                  Fred M. Powell
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)