Form 10-K
period 1998-12-31
PREMIER RESEARCH WORLDWIDE LTD
filed 1999-03-31
CIK 1026650

                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required) For the Fiscal Year ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from _____ to__________

                           Commission File No. 0-29100
                           ---------------------------

                        PREMIER RESEARCH WORLDWIDE, LTD.
               (Exact name of issuer as specified in its charter)

         Delaware                                       22-3264604
 (State of incorporation)                  (I.R.S. Employer Identification No.)

                   30 South 17th Street Philadelphia, PA 19103
               (Address of Principal Executive Offices - Zip Code)

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
 Yes   X    No
      ---  ---
The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Common Stock as reported by Nasdaq on March 29, 1999 was $27,318,000

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Number of shares of Common Stock of the registrant issued and outstanding as of March 25, 1999 was 7,058,720

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

ITEM 1. BUSINESS

General

         Premier Research Worldwide, Ltd. (the "Company") is a full-service clinical research and consulting organization (CRO) that brings significant added value to the clinical development process through the application and integration of science, process and technology. The Company provides clinical research products and services to the pharmaceutical, biotechnology and medical device industries and creates client driven clinical R&D process solutions through coupling the Company's in-depth understanding of clinical development with technology and efficient workflow processes.

         The Company's products and services are provided, both in the United States and internationally, through two business segments: Clinical Operations, which include centralized diagnostic testing services and clinical trial and data management services; and Technology Operations, which includes the developing, marketing and support of clinical trial and data management software, support and consulting services. See footnote 11 to the Consolidated Financial Statements appearing herein for information pertaining to the amounts of net revenue, operating profit and identifiable assets attributable to each of the Company's industry segments for the Company's last three fiscal years.

         Within Clinical Operations, centralized diagnostic testing services include ECG and transtelephonic monitoring, Holter monitoring, imaging and pulmonary function testing which the Company then analyzes or interprets, and clinical laboratory blood and urine testing. Clinical trial and data management services include study protocol design, site and investigator recruitment, patient enrollment, study monitoring and data medical services, report writing, clinical data collection, analysis and reporting, biostatistical services and regulatory affairs services.

         All of the Company's products and services are designed to help clients reduce their product development time in a cost-effective manner. In 1977, the Company's predecessor, Cardio Data Systems, began providing diagnostic testing services used to evaluate the safety and efficacy of new drugs. Today, the Company provides these services, which include electrocardiograms ("ECGs"), Holter monitoring, transtelephonic monitoring, pulmonary function testing, blood and urine sampling, and other tests, on a centralized basis. To take advantage of the potential synergies and cross-selling opportunities with its centralized diagnostic testing services, the Company added clinical trial management capabilities in September 1995 by forming with PREMIER, Inc. (a large voluntary hospital buying group), a limited liability company, which was owned 65% by the Company and 35% by PREMIER, Inc. Upon the closing of the Company's initial public offering of its Common Stock in February 1997, PREMIER, Inc.'s minority interest in this limited liability company, held on behalf of certain member hospitals, was converted into 330,150 shares of Common Stock of the Company.

         In October 1997, the Company acquired the assets and business of DLB Systems, Ltd. ("DLB"), a provider of clinical trial and data management software, support and information technology consulting services to the pharmaceutical, biotechnology and device industry. The acquisition of DLB provided the opportunity to extend the Company's clinical data management expertise worldwide. The integration of the Company's rapid data acquisition and review capacity and DLB's integrated clinical research system allows the Company to offer technological advantages facilitating drug and medical device development.

Company Products and Services

Clinical Operations

         Diagnostic tests are employed in clinical trials to measure the effect of the product on certain body organs and systems, to determine the product's safety and/or efficacy. Diagnostic testing services provided by the Company include a variety of diagnostic tests, such as ECGs and Holter monitoring. These services, which the Company provides on a centralized basis, are part of most new drug studies. In most cases, the ECG and transtelephonic monitoring strips, Holter monitoring tapes, imaging and pulmonary function computer disks samples are delivered to the Company, which the Company then analyzes or interprets. The Company provides a broad array of centralized diagnostic testing services, including the following:

         12-lead Eletrocardiography. The ECG provides an electronic map of the heart's rhythm and structure, and typically is performed in most clinical trials. ECG strips are measured by the Company's analysts utilizing a digitizing system, and are then interpreted by a Board-certified cardiologist.

         Modem ECG. Modem ECG will allow the investigator to telephonically transmit 12 lead ECG data directly to the Company for interpretation and immediate return of results back to the investigator. This technology will save time and money and provide the investigator with immediate feedback as to the viability of the patient for admission to the clinical trial or adverse side effects. Modem ECG is in final testing and should be available to the Company's clients during the first half of 1999.

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

         The Company's clinical trial and data management services include the following:

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

         Patient Enrollment. Investigators find and enroll patients suitable for each study according to the protocol. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Inability to recruit a sufficient number of patients in a timely manner is a recurring problem and one of the most frequent causes of clinical trial delays, as well as a major source of cost overruns for the sponsor. The Company believes that its contract with AmericasDoctor.com, Inc., the internet company providing real-time physician chat, referrals and healthcare events on America Online's health web page, could provide rapid identification and recruitment of candidates to participate in clinical trials. During a three-week test period in the fourth quarter of 1988, the Company received information on over 17,000 people who expressed an interest in volunteering for clinical research programs. In addition, the Company believes that its affiliation with PREMIER, Inc. and the resultant access to PREMIER, Inc.'s databases could additionally enhance the Company's ability to quickly and cost-effectively recruit investigators and patients for clinical trials. The Company believes that its access to both AmericasDoctor.com, Inc. and PREMIER, Inc.'s patient databases can provide a competitive advantage because it permits the Company to identify more precisely exclusion and inclusion criteria, thereby maximizing patient recruitment without jeopardizing patient safety.

         Regulatory Services. Each site is required to document compliance with regulations governing the conduct of clinical trials, which must be completed before a trial can be initiated. The use of the Company's DLB Monitor facilitates this process by providing real-time tracking of the status of all relevant documents to the Company and to the client.

         Study Monitoring and Data Collection. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on customized case report forms ("CRFs") and laboratory reports. Traditionally, these data are reviewed at the study site by specially trained clinical research associates, also known as CRAs or monitors. The CRAs compare the data to the medical records at the site to reduce the possibility of fraud or error. The CRA requires site personnel to correct errors to facilitate efficient data entry. CRAs visit sites regularly to ensure that the CRFs are completed correctly and that all data specified in the protocol are collected. CRFs are reviewed for consistency and accuracy before their data are entered into an electronic database.

         The Company also offers its clients three different mechanisms for collecting clinical data and storing the data in one integrated database. Through the use of its Technology Operations segment, the Company can offer (1) traditional double entry ( where each piece of data is entered into a database twice for consistency and accuracy checks); (2) web based remote data entry through the use of the Company's DLB Recorder Remote; and (3) the PremierResearch * Fax system, a fax based rapid data capture system based on a combination of a commercially available technology (DataFax TM, Clinical DataFax Systems Inc.) and procedures and software developed by the Company, which can accelerate the completion, correction and review of accurate CRF data. The PremierResearch * Fax system permits a CRF to be filled out by the investigating site, faxed to the Company and reviewed using the Company's Navigator system within days of a patient's visit. The data from the fax are automatically downloaded into the Company's database by means of optical character recognition and the results are carefully checked both by computer and by trained clinical research personnel. Any errors are compiled and automatically faxed back to the site for correction. This process allows a large portion of data errors to be identified and corrected within a week of a given patient's visit, as opposed to the traditional correction process that typically requires several weeks to several months. The Company believes that correcting a large portion of the errors as the trial progresses decreases the time and expense of clinical data collections and is a significant competitive advantage.

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

         The Company has a history of technological innovation in the provision of services in drug trials, including creating the first computer-assisted new drug application ("CANDA") and creating over sixty-five CANDAs. The Company believes that its technological expertise provides a competitive advantage in the provision of clinical data management and biostatistical analysis services.

         The Company's data management professionals assist in the design of protocols and CRFs, as well as the development of training manuals for investigational staff to ensure that data are collected in a systematic format. Once the study protocol has been finalized, CRFs for recording the desired information must be developed. Different CRFs may be used at different assessment periods during the course of a trial reflecting the variety of data collected. The application of the Company's processes and technology increase the accuracy and reduce the time and cost of data processing during the trial. Databases are designed according to the analytical specifications of the project and the particular needs of the client. The Company provides clients with data listings, data review and coding, data entry, database verification and editing and problem data resolution. In addition, the Company offers its clients the ability to compile the clinical data for an electronic regulatory submission, such as a CANDA.

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

         Regulatory Affairs Services. The Company provides comprehensive regulatory product registration services for pharmaceutical, biotechnology and medical device products in North America and Europe, including regulatory strategy formulation, document preparation and intermediation with the FDA and other regulatory agencies. The Company reviews published literature, assesses the scientific background of a product and the competitive and regulatory environment, identifies deficiencies and defines the steps necessary to obtain registration in the most expeditious manner. Through this service, the Company helps its clients determine the feasibility of developing a particular product or product line.

Technology Operations

         The Company develops, markets and supports clinical trial and data management software and provides software support and information technology consulting services to pharmaceutical, biotechnology and medical device companies. It also utilizes its technology internally to support its Clinical Operations services to clients. To date, inter-segment sales have not been material.

         The Company's software is designed to accelerate product development and to improve the quality of clinical research by providing superior data handling that facilitates analysis. The technology is developed for clinical research personnel, rather than information technology specialists, enabling medical reviewers to make timely and accurate decisions during the product development process. The acquisition of DLB provided the opportunity to extend the Company's clinical data management expertise worldwide. The integration of the Company's rapid data acquisition and review capacity and DLB's integrated clinical data management system allows the Company to offer technological advantages facilitating drug and medical device development. The Company's software is available on multiple platforms which facilitates integration with the wide variety of systems used by its clients. The Company fully supports and maintains its client's software installations through annual support agreements. The annual support agreement entitle the client to ongoing telephone technical support and improvements and application enhancement and product upgrades. The Company also provides, for fee, complete software training and an array of software migration and implementation consulting services. The Company's clinical trial and data management software products include the following:

         DLB Recorder TM. The Company's DLB Recorder Clinical Data Management System (Recorder) is a comprehensive solution for collecting, cleaning and managing clinical trial data in any development environment, from single site to worldwide operations. Recorder aids clinical data management by unifying and simplifying case report design, database checking and data quality checking. Recorder offers a three level data structure to effectively assemble new study data for accelerated analysis and reporting according to company specifications, therapeutic area requirements or protocol-specific standards. Recorder's unique Object Cascade eases and simplifies managing changes to evolving standards. Data entry can be accomplished through common processes or in a study by study manner with verification and interactive checks from a single entry screen.

         Data integrity and quality problems can be identified by programming, or industry-standard languages can be used to store complex checks in Recorder's libraries for repeated use. Recorder offers a lifecycle discrepancy management system to easily locate data discrepancies, then route them to in-house groups or to the investigator for resolution. Recorder tracks the status of each discrepancy either on-line or through standard reports, allowing application of fully-audited solutions directly to the database.

         Recorder's flexibility of privileged access and control plus hierarchical data locking allow multiple levels of security, flexibility and blinding of data items for archiving data and/or creating interim database "snapshots" prospectively or retrospectively. Recorder interfaces seamlessly with SAS(R), exporting all data and definitions in SAS format directly through SAS/ACCESS(R) pass-through views. Recorder offers standard reports or custom reports can be built with any Oracle(R)-based reporting or query tool.

         Recorder's integrated randomization subsystem easily implements treatment codes and other randomized aspects of clinical studies, whether generated for an individual study design, a standardized study design, or designs imported from other systems. Recorder allows for distribution of data management operations across sites by operation as well as by individual study for the greatest flexibility in replication, and to centralize maintenance of standards or distribute them to other sites.

         Recorder's optional Global Dictionary and Codelist Manager subsystem database structures and maintenance facilities are provided for all standard medical dictionaries, including dictionary structures for company products, institutes and investigators.

         DLB Recorder Remote TM. The Company's DLB Recorder Remote (Recorder Remote) is a web based remote data entry system which enables the Company's pharmaceutical, biotechnology and medical device clients to use standard web browser tools to input data in real-time online or offline, which saves time and reduces costs while maintaining a valid, clean central database. Recorder Remote is currently in beta test and it is anticipated that it will be released to the market in the first half of 1999.

         Users of Recorder can speed collection and integration of data via the World Wide Web, using standard browser tools such as Netscape Navegator(R) or Microsoft Internet Explorer(R). With Web-based distribution of information, investigators, CRAs and medical directors can all be simultaneously aware of a study's progress, enabling decisions to be made more quickly, and directives to be transmitted at megabyte speed. Recorder Remote Data Capture System maintains a full audit trail, and improves accuracy by performing data validation at the point of entry.

         DLB Monitor TM. The Company's DLB Monitor and Field Monitor (Monitor) create a comprehensive system and methodology for clinical trial management, which supports the planning and management of a development program and associated studies from Phase I through Phase IV.

         Monitor Clinical Trial Management Software is an effective tool for ongoing coordination and management of clinical trials. Designed for maximum flexibility and functionality, Monitor provides fast, accurate answers to operational issues whenever they are needed. The tool enables managers to track recruitment (by patient, center, region, protocol and program), contacts, site visits, CRF milestones, grant and investigator payments, supplies and finances. Monitor is a comprehensive project management system, supporting planning and scheduling from the overall program to the individual patient, and provides up-to-date reviews of the study's progress, either by desired completion date or projected start date. Monitor integrates with popular desktop management tools such as Microsoft Project(R), and can automatically transfer data between global locations so all users can base decisions on the same current and consistent information.

         Alert. Alert is a comprehensive clinical safety reporting system providing a complete solution for multi-national regulatory compliance for manufacturers of pharmaceuticals, biologics, consumer health care products and medical devices. Alert Adverse Event Management Software, is an integrated tool (integrated with Recorder and Monitor) for collecting and reporting safety data analysis information providing complete, validated adverse event management capabilities that meet the global needs of pharmaceutical, biotechnology, medical device and healthcare companies. Alert allows reporting of adverse events from multiple sources, including clinical trials, spontaneous events, published articles and journals, and regulatory authority reports. Alert data can be stored in company and/or product-specific databases, and is the only system that provides the convenience of both single and double data entry, with interactive batch verification of the second entry. Data may be validated at entry or post-entry, and both high-volume and occasional data entry are supported for managing and tracking cases and case workflow, supports checklists, action items and reporting history. Ad hoc case reviews may be made by Alert's fast Query-by-Example facility, or its more generalized Query Builder, which allows selection of virtually any set of criteria for exploration of any set of data fields in the database. Alert generates single- and multi-case reports including FDA 3500A, Clinical Trial 10-Day Report, FDA Periodic Report, Increased Frequency Report, CIOMS I/II, BfArM (Germany), EMEA Spontaneous Report, EMEA Clinical Report, and AFM Report (France). It also allows creation and storage of custom, company or site-specific templates for tracking checklists which implement company-specific Standard Operating Procedures (SOPs). Alert supports reconciliation of adverse event cases submitted on CRFs with commercial or company-developed clinical data management systems, and it cooperates efficiently with Recorder by utilizing consistently-defined data items in both systems to reconcile adverse events in either system that may not be found in the other, or that exist in both, with any differences highlighted.

         The Company believes that its technology is attractive to its clients' clinical groups, since it includes "user-friendly" tools specifically designed for clinical research personnel. The Company believes that this provides a competitive advantage, since this group is influential in CRO selection.

Technology Utilization and Development

         The Company has a history of technological innovation in the support of clinical trials, including:

         The first electronic transfer of centralized diagnostic data, eliminating manual key punching (1979), the

         First multi-site remote data entry system used by the FDA, partially replacing site monitoring (1984), the

         First computer-assisted new drug application, shortening regulatory review process (1985). The Company has since filed over 65 full data review CANDAs, and the

         First NDA Day, a one day intensive session between the FDA and the product's sponsor utilizing the interactive features and real-time data query capabilities of the CANDA (1988).First interactive CANDA, providing for the interactive review of clinical data by the FDA, further accelerating the regulatory review process (1993).

         The Company's technology, designed primarily for the internal use of the Company to support Clinical Operations includes:

         PremierResearch * Navigator is the Company's proprietary, highly interactive software system designed specifically for the review, analysis and submission of clinical data in the new drug or device application process. Navigator is a user friendly software designed to allow medical and regulatory personnel to interactively review and analyze research data. The Company believes that use of its Navigator system speeds both the product development and regulatory review process, which allows the client to prioritize, change or potentially terminate development of the product. The Company markets the Navigator system for single clinical studies or single laboratory datasets under the name PremierResearch * CARD (computer assisted research and development) and for electronic regulatory submissions for pharmaceutical clients under the name PremierResearch * CANDA.

         PremierResearch * Enterprise. Enterprise is a proprietary information management system that permits efficient and timely delivery of diagnostic and clinical trial data to the user. Enterprise integrates an entire set of data from an individual patient in a clinical trial which is then available for on-line review by project management, diagnostic services and clinical research personnel. The Company believes that Enterprise facilitates and speeds product development by making it easier for the Company, on behalf of the client, to collect, store, retrieve and utilize the massive amounts of data traditionally collected in clinical trials.

         PremierResearch * Fax. The Company has developed an overall data-handling process based on the use of a commercial technology (DataFax TM, Clinical DataFax Systems Inc.) supplemented by validation procedures and export software and procedures allowing integration into the Company's proprietary Navigator system in an overall system referred to as the PremierResearch * Fax process. This system receives CRFs, electronically enters the information into data bases, queries the site to correct data errors and inconsistencies, and compiles the resultant database for rapid export into the Navigator system for clinical review. The Company believes that the PremierResearch * Fax system can accelerate the collection and correction of the CRF, which is filled out by investigators at a site and faxed to the Company within days of the patient visit. The data from the fax is downloaded into the Company's database by means of optical character recognition and the results are carefully checked by both the computer and trained clinical research personnel. Any errors are compiled and automatically faxed back to the site for correction. This process allows a large portion of data errors to be resolved within a week of a given patient's visit, as opposed to the traditional correction process that typically requires several weeks to several months. The Company believes that correcting a large portion of errors as the trial progresses decreases the time and expense of clinical data collection.

Strategic Investments and Relationships

         The company has sought and continues to seek strategic investments and relationships to leverage its position in the market place by attracting new technologies and/ or services to increase its capabilities and ability to provide value added products and services.

         AmericasDoctor.com, Inc. In July, 1998, the Company made a $1 million equity investment in AmericasDoctor.com, Inc. (formerly kmown as America's Doctor), an internet company, which provides real-time physician chat, referrals and healthcare events on America Online's Health web page. AmericasDoctor.com, Inc. became fully operational in September 1998 and is providing one-on-one doctor chat service using a state-of-the-art, 24 hour physician staffed call center. The Company has an exclusive contract with AmericasDoctor.com, Inc. to provide the Company with information on individuals who have expressed an interest in participating in future clinical trials. During a three week test period in the fourth quarter of 1998, the Company received information on over 17,000 people who expressed an interest in volunteering for clinical research programs. Since patient recruitment remains the single largest cause of delayed clinical trials, such a large source of referrals may be advantageous in the future to the Company as well as other clinical research organizations and the patient recruitment efforts of clinical trial sponsor organizations.

         RX2OTC Joint Venture. During the third quarter of 1998, PRWW entered into a strategic relationship with Nelson Communications Inc., one of the leading independent providers of marketing and communication services to the healthcare industry. The Company formed a joint venture with Nelson, named RX2OTC, which will focus on the expanding business segment of bringing prescription products to the over-the-counter market. The combination of the Company's clinical science, process and technology expertise and Nelson's market research, strategy and communications expertise might result in a creative resource for those healthcare companies looking to take products to the OTC market in a more timely manner.

         PREMIER, Inc. In September 1995, the Company with PREMIER, Inc. formed a limited liability company, owned 65% by the Company, for the provision of clinical research services. Upon the Company's initial public offering of its Common Stock in February 1997, PREMIER, Inc.'s interest in the limited liability company converted into 330,150 shares of the Company's Common Stock which is held by PREMIER, Inc. on behalf of certain of its affiliated hospitals.

         PREMIER, Inc. is a voluntary hospital buying group of more than 230 independent, not-for-profit health systems in fifty states which operate or are affiliated with approximately 1,700 hospitals. Healthcare organizations purchase goods and services worth approximately $8.5 billion a year through PREMIER, Inc. group contracts. PREMIER, Inc. is considered the largest committed healthcare group purchasing organization in the world.

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

         During 1998, the Company successfully integrated the Clinical Operations and Technology Operations sales forces into a cohesive multi product/service focused organization. The sales force has extensive pharmaceutical, biotechnology, medical device, software and consulting experience which, under the team selling concept, presents the client with a full picture, integrated solution to the clinical trial process.

         The Company believes that its technology is attractive to the clinical staff of its clients because of its "user-friendly" tools specifically designed for clinical research personnel. The Company believes that this provides it with a competitive marketing advantage, since such personnel are influential in CRO selection.

         While the Company seeks new clients, it also attempts to increase repeat business with existing clients by meeting high quality and timely performance standards and through proactive project management. Approximately 72% of net revenues in 1998 were derived from clients for which the Company previously has performed services. When the Company increases the amount of business with an existing client, both benefit from the efficiencies of using proven systems already in place for study conduct and data delivery.

         The Company uses direct mailings of brochures and marketing materials to existing and prospective clients and advertises in trade journals and similar publications. The Company also attends and exhibits at selected trade shows in the United States and Europe.

Clients

         Over the last three years, the Company has provided services to 22 of the top 25 pharmaceutical companies in the world as ranked by 1997 research and development expenditures as reported by Med Ad News. During 1998, pharmaceutical companies accounted for approximately 63% of the Company's net revenues. In the future, as the Company expands its clinical research services, it expects that biotechnology and medical device companies will account for a more significant percentage of its net revenues. During 1998, the Company provided services under 289 contracts for 91 clients, including some of the largest pharmaceutical companies in the United States, Europe and Japan. During 1996, Sandoz Pharmaceuticals Corporation and Zeneca Pharmaceuticals accounted for approximately 15.3% and 10.1% of the Company's net revenues, respectively. During 1998 and 1997, no single client accounted for more than 10% of the Company's net revenues. The loss of any significant client could have a material adverse effect on the Company's net revenues.

Forward Load Backlog

         The company's forward load backlog (also commonly referred to as backlog) consists of anticipated net revenues from work under letters of intent and contracts that have been signed but not yet completed. Once work under a contract or letter of intent commences, revenues are generally recognized over the life of the contract, which generally lasts from one month to two years.

         Forward load backlog excludes anticipated net revenues from projects for which the Company has commenced work but for which a definitive contract or letter agreement has not been executed. Forward load backlog at December 31, 1998 for Clinical Operations was approximately $33 million as compared to a backlog of $30 million at the end of 1997. The Company experienced growth in both centralized diagnostic testing services and in clinical data management services. The growth was somewhat offset by a decline in the backlog for the clinical laboratory portion of centralized diagnostic testing as the Company, during 1998, chose not to actively promote this smaller, less profitable portion of the business. The Company believes that backlog for Technical Operations is not meaningful and has not been included in the backlog figures as delivery times for software products and consulting services are relatively short and therefore the backlog from year-to-year can change dramatically.

         The Company believes that its Clinical Operations forward load backlog as of any date is not necessarily a meaningful predictor of future results. Clinical studies under contracts included in the forward load backlog are subject to termination or delay. Clients terminate or delay contracts for a variety of reasons including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesirable clinical results of the product, the client's decision to forego a particular study, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug. Most of the Company's contracts are terminable without cause upon 30 to 90 days notice by the client. The Company frequently is entitled to keep any portion of any advance payment and receive certain fees for winding down a study that is terminated or delayed.

Competition

         The decision of whether to outsource can place the Company in competition with a client's in-house development group. However, once the decision is made to outsource, the Company primarily competes against other full service CROs and, to a lesser extent, universities and teaching hospitals. Some of these competitors have substantially greater capital, technical and other resources than the Company. Large CROs with which the Company competes include Quintiles Transnational Corporation, ClinTrials Research, Inc., Covance, Inc., Kendle, Pharmaceutical Product Development, Inc. and PAREXEL International Corporation. CROs generally compete on the basis of experience, medical and scientific expertise in specific therapeutic areas, the quality of clinical research, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators and patients, the ability to integrate information technology with systems to improve the efficiency of clinical research, an international presence, financial viability and price. The Company believes that it competes favorably in all of these areas.

         The CRO industry is highly fragmented, with participants ranging from several hundred small, limited-service providers to a few large, full-service CROs with global operations. The trend toward CRO industry consolidation has resulted in heightened competition among the CROs for clients. In addition, consolidation within the pharmaceutical industry, as well as a trend by pharmaceutical companies to outsource to fewer CROS, has heightened competition among CROs for contracts from that industry. The Company believes major pharmaceutical, biotechnology and medical device companies tend to develop preferred provider relationships with full-service CROs, effectively excluding smaller CROs from the bidding process. The Company may find reduced access to certain potential clients due to these arrangements.

         The Company's Technology Operations segment, DLB, competes primarily with Fraser Williams and Clinarium in the trial management area. Its data management competitors include Domain, Oracle Clinical and DZS. In addition the Company vies for business primarily with Domain and Clinarium in the safety arena. In all areas, the primary competitive differentiator for DLB is implementation certainty, which includes a fixed cost and time frame and assured accuracy and completeness.

Government Regulation

         Human pharmaceutical products, biological products and medical devices are subject to rigorous regulations by the federal government, principally the Food and Drug Administration (FDA), and foreign governments if products are tested or marketed abroad. In the United States, the Federal Food, Drug and Cosmetic Act (FFDCA) governs clinical trials and approval procedures as well as the development, manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products and medical devices. Biological products are subject to similar regulation under both the FFDCA and the Public Health Service Act. Because the Company offers services relating to the conduct of clinical trials and the preparation of the marketing applications, the Company is obligated to comply with applicable regulatory requirements governing these activities, both in the United States and in foreign countries. Requirements governing these activities vary from country to country.

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

         The following is a summary of the specific requirements relating to the clinical testing and approval of drugs, biologics and devices:

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

         Prior to commencing each phase of a clinical trial, a drug sponsor must submit an IND application to the FDA. The IND application must contain, among other things, protocols for each study; a description of the composition, manufacture, and control of the drug substance and the drug product; information about pre-clinical pharmacological and toxicological studies of the drug; and a summary of previous human experience with the investigational drug. Unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA. If the FDA has concerns about the proposed clinical trial, it may delay the trial and require modifications to the trial protocol prior to permitting the trial to begin. In addition, all clinical trials of new drugs must obtain approval of the institutional review board ("IRB") at each institution at which the trial is conducted. The IRB reviews the study to verify the method of experimentation and safety, and to ensure that subjects give their informed consent to participate in the clinical trial.

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

         The FDA categorizes medical devices into three regulatory classifications (Class I, II, and III) on the basis of controls deemed reasonably necessary to ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, pre-market notification, and adherence to good manufacturing practice regulations for medical devices), and Class II devices are subject to general controls and special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Class III devices (generally including life-sustaining, life-supporting, or implantable devices, or new devices that have been found not to be substantially equivalent to a legally marketed predicate device) are those which must receive pre-market approval ("PMA") prior to marketing.

         Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance or approval through either a 510(k) pre-market notification or a PMA. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed "predicate" device (i.e., a Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA). The 510(k) must include, among other information, proposed labeling and advertisements; data demonstrating substantial equivalence to a claimed predicate; and any additional information regarding the device requested by the FDA that is necessary to make a finding as to substantial equivalence to a predicate device. The FDA can require clinical studies to demonstrate that a device is as safe and effective as the predicate device. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from four to twelve months from submission of a 510(k) to obtain 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made.

         If a manufacturer cannot establish that a proposed device is substantially equivalent to a legally marketed predicate device, the manufacturer must seek pre-market approval of the proposed device from the FDA through the submission of a PMA application. A PMA application must be supported by extensive data, including non-clinical laboratory studies or animal testing; clinical trial data; and a bibliography of all published reports reasonably known to the manufacturer concerning safety or effectiveness. In addition, the PMA must include a full description of the device and its components; the principle of operation of the device; a full description of the methods, facilities and controls used for manufacturing, processing, packing, storage and, where appropriate, installation; and proposed labeling. Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing.

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

Potential Liability and Insurance

         The Company attempts to manage its risk of liability for personal injury or death to patients from administration of products under study through contractual indemnification provisions with clients and through insurance maintained by the Company and its clients. Contractual indemnification generally does not protect the Company against certain of its own actions, such as negligence. The terms and scope of such indemnification vary from client to client and from trial to trial. Although most of the Company's clients are large, well capitalized companies, the financial viability of these indemnification provisions cannot be assured. Therefore, the Company bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. The Company also maintains professional liability insurance in the amount of $1 million per claim and in the aggregate and an umbrella policy of $5 million. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage maintained by it or the client or where the indemnifying party does not fulfill its indemnification obligations.

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

Employees

At December 31, 1998, the Company had 274 employees. At its US locations, the Company had 227 employees (217 full-time, 10 part-time). At its UK locations, the Company had 47 employees (all full-time). On December 31, 1998, 39 employees held M.D., Ph.D. or other masters or post-graduate degrees. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company leases all of its facilities. The Company's principal offices are located in Philadelphia, PA. On January 3, 1999 the Company moved into new Philadelphia facilities, comprised of approximately 58,000 square feet under a lease expiring in 2005. The Company also maintains offices of approximately 9,000 square feet in Peterborough, UK and 6,875 square feet in Maidenhead, UK. The Peterborough and Maidenhead leases expire in 2009 and 2004, respectively. The Peterborough lease contains a termination option as of June 30, 1999. The Company has notified the landlord of its intent to exercise the termination option and has identified a smaller facility at a comparable cost per square foot.

         The Company's DLB operations are located in Bridgewater, New Jersey, where it leases approximately 10,600 square feet. The Bridgewater lease expires in 1999. The Company believes that the leases generally reflect market rates in their respective geographic areas.

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

SPECIAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

         Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company are as follows:

         Name                           Age               Position
         ----                           ---               --------
Joel Morganroth, M.D                    53                Chief Executive Officer
Joseph Esposito                         45                President & Chief Operating Officer
David Dworaczyk, Ph.D.                  43                Sr. Vice President, Business Development
Barry Sachais, Ph.D.                    57                Sr. Vice President, Clinical Operations
Glenn Cousins                           41                Sr. Vice President, Diagnostic Services
David A. Evans                          41                Sr. Vice President & Chief Technical Officer
Fred M. Powell                          37                Vice President, Finance and Administration

         Dr. Morganroth has served as the Chief Executive Officer of the Company since 1993 and as a Director of the Company since 1997. In addition, Dr. Morganroth has consulted for the Company since 1976. Dr. Morganroth was a Professor of Medicine and Pharmacology at Hahnemann University from 1982 to 1992, and served as a Director of Cardiac Research and Development at the Graduate Hospital of Philadelphia from 1987 until 1992. Currently, Dr. Morganroth is an Adjunct Professor of Medicine (Pharmacology) at Jefferson Medical College of Thomas Jefferson University and Clinical Professor of Medicine at the University of Pennsylvania School of Medicine. Dr. Morganroth is an internationally recognized cardiologist and clinical researcher. He served for over ten years as a Medical Review Officer/Expert for the FDA and since 1995 has served in a similar capacity for the Health Protection Branch of Canada.

         Mr. Esposito joined the Company as President of DLB Systems in October 1997 and became President and Chief Operating Officer of Premier Research Worldwide in April 1998. From May 1997 until joining the Company, Mr. Esposito had served as President of DLB Systems, Inc. In addition, Mr. Esposito served as President, Worldwide Operations for Computron (1994-1997) and held various senior management positions at Ross Systems, Inc. (1991-1994). From 1979 to 1991, Mr. Esposito held various senior management positions with Wang, which produced computing equipment related to peripheral devices and workflow/image management software.

         Dr. Dworaczyk joinded the Company as Senior Vice President, Business Development in April 5, 1998. Prior to joining the Company, he held several senior management positions at Solvay Pharmaceuticals from 1989 to 1997 including the position of Director of Computer Aided Registration Statements. After leaving Solvay and until joining Premier Research, he founded and operated his own consulting company focused on drug and medical device development. He has been actively involved in the pharmaceutical industry for over 18 years and has worked in addition at Norwich Eaton Pharmaceuticals and DuPont Pharmaceuticals. His professional experience encompasses domestic and international research and development, commercial operations, business development and strategic planning.

         Dr. Sachais joined the Company as Vice President-Clinical Research in September 1997 and was named Senior Vice President-North American Operations in April 1998. Prior to joining the Company, he held the position of Vice President of Clinical Research for Quintiles CNS in San Diego from 1993 to 1997 and Director of Clinical research at Kendle from 1991 to 1993. He has spent more than 30 years in the pharmaceutical development area including 14 years at Ciba Geigy and 7 years with Sandoz. The majority of his career, Dr. Sachais has managed CNS Drug Development. In that regard, he was vice president in the CNS therapeutic area at Ciba Geigy. Dr. Sachais received his Ph.D. degree in pharmacology from New Jersey College of Medicine in 1968.

         Mr. Cousins has served in various capacities since joining the Company in 1980. Mr. Cousins has served as Senior Vice President, Diagnostic Services since 1998. He served as Vice President and Chief Operating Officer of the Company from 1993 to 1996 and as President, Diagnostic Services from 1996 to 1998.

         Mr. Evans has served as Senior Vice President and Chief Technical Officer since January 1994. Mr. Evans, who joined the Company in 1980, has also served as Vice President (1989-1990) and Executive Vice President (1991-1993). Mr. Evans led the Company's effort to provide CANDAs and was the principal designer of the first CANDA.

         Mr. Powell has served as Vice President, Finance and Administration and Chief Financial Officer of the Company since 1995. Since joining the Company in 1993, Mr. Powell also has served as Director of Finance and Administration (1993-1995) and Director of Finance (1993). Prior to joining the Company, Mr. Powell was employed as an Assistant Controller for Crown Textile Co. (1989-1993), and as a Senior Manager of KPMG Peat Marwick LLP. While at KPMG Peat Marwick LLP, Mr. Powell specialized in the pharmaceutical and service industries.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on The Nasdaq National Market System since February 4, 1997, under the symbol "PRWW". Before February 1997, no established public trading market existed for the Company's Common Stock. Below is the range of high and low sales information for the Common Stock for the following quarters as quoted on The Nasdaq National Market System:

Calendar Period                                 High                   Low
---------------                                 ----                   ---
1998
First Quarter                                 $13.000               $4.500
Second Quarter                                  6.375                4.500
Third Quarter                                   5.500                3.750
Fourth Quarter                                  6.125                2.750

1997
First Quarter (February 4 - March 31)         $26.250              $13.125
Second Quarter                                 17.000                5.375
Third Quarter                                  12.000                7.625
Fourth Quarter                                 14.250                6.250

No dividends were paid on the Common Stock in 1997 or 1998. The Company plans to retain future earnings to fund the development and growth of its business and therefore does not anticipate paying cash dividends in the foreseeable future.

         During 1998, the Company issued 279,120 shares of its Common Stock upon exercise of outstanding options pursuant to its 1993 Non-Qualified Stock Option Plan, for which it received $633,602. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 701 promulgated under said Act.

         As of March 15, 1999, there were approximately 1,200 holders of record of the Company's Common Stock.

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

         From the Effective Date to December 31, 1998, the Company purchased approximately $4,861,000 of property and equipment, used approximately $3,176,000 for working capital, $5,668,000 for short-term investments, $8,655,000 for the purchase of DLB and $1,000,000 for an equity investment in AmericasDoctors.com, Inc.

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

Consolidated Statements of Operations Data
(in thousands, except per share data)                                         Year Ended December 31
                                                     -----------------------------------------------------------------
                                                            1998         1997         1996           1995      1994(1)
                                                            ----         ----         ----           ----      -------
Revenues                                             $    38,134   $   15,327      $  15,396   $   12,218   $   12,910
Less: Reimbursed costs                                    (6,327)      (1,164)          (113)        (154)          --
                                                     ------------  -----------     ---------   -----------  ----------

Net revenues                                              31,807       14,163         15,283       12,064       12,910
                                                     ------------  -----------     ---------   -----------  ----------
Costs and expenses:
     Direct costs                                         13,847        7,167          6,285        4,124        3,473
     Selling, general and administrative                  16,165        9,922          6,783        6,375        7,245
     Depreciation and amortization                         1,606          709            704        1,013        1,197
     Write-off of acquired in-process research
        and development (2)                                   --        7,883             --           --           --
                                                     -----------   -----------     ---------   ----------   ----------

Total costs and expenses                                  31,618       25,681         13,772       11,512       11,915
                                                     -----------   -----------     ---------   ----------   ----------
Income (loss) from operations                                189      (11,518)         1,511          552          995
Other income, net                                          1,012        1,250             --           --           --
                                                     -----------   ----------      ---------   ----------   ----------
Income (loss) before income taxes and
     minority interest                                     1,201      (10,268)         1,511          552          995
Minority interest in limited liability
     company                                                  --           --            332           48           --
                                                     -----------   ----------      ----------------------   ----------

Income (loss) before income taxes                          1,201      (10,268)         1,843          600          995

Income tax provision (benefit) (3)                           480       (4,037)           773          259          415
                                                     -----------   -----------     ---------   ----------   ----------

Net income (loss) (4)                                $       721   $   (6,231)     $   1,070   $      341   $      580
                                                     ===========   ===========     =========   ==========   ==========

Basic net income (loss) per share                    $      0.10   $    (0.93)(2)  $    0.24   $     0.08   $     0.13
Diluted net income (loss) per share                  $      0.10   $    (0.93)(2)  $    0.23   $     0.08   $     0.13

Consolidated Balance Sheet Data
(in thousands)                                                                    December 31
                                                     -------------------------------------------------------
                                                           1998          1997        1996          1995         1994(1)
                                                     ------------- -----------   -----------   ----------      --------
Cash and cash equivalents and
 short-term investments                              $    16,490   $    21,763   $     1,498   $       33     $     447
Working capital                                           20,017        21,661         1,595        1,729            87
Total assets                                              40,172        36,774         5,748        4,400         5,155
Total stockholders' equity                                30,941        30,467         2,516        2,658         2,175

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

(4) Net income (loss) for all periods presented includes various transactions with related parties, including administrative services and a facility lease from UM and consulting fees paid to the Company's Chief Executive Officer, who is a stockholder. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company is a clinical research organization providing a broad range of integrated product development services on a global basis to its clients in the pharmaceutical, biotechnology and medical device industries. The Company's products and services are provided, both in the United States and internationally, through two business segments: Clinical Operations, which include centralized diagnostic testing services, clinical trial management services and clinical data management services; and Technology Operations, which includes the development, marketing and support of clinical trial and data management software, support and consulting services. The Company had operated a Phase I Clinical Research Unit, which was closed in the first quarter of 1998.

         The Company's centralized diagnostic testing services are on a fee-for-service basis and contracts generally have terms of one month to two years. A portion of the Company's fee frequently is paid upon contract execution as a non-refundable up-front payment, with the remaining amounts billed monthly. Clinical trial and data management services are generally fixed priced contracts, with certain variable components, and range in duration from a few months to two years. A portion of the Company's fee frequently is paid upon contract execution as a non-refundable up-front payment, with the balance billed in accordance with the contract terms. The Company's contracts generally may be terminated with or without cause on 30 to 90 days notice. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of the product(s) being tested to satisfy safety or efficacy requirements; unexpected or undesired clinical results of the product; the client's decision to forego a particular study; insufficient patient enrollment or investigator recruitment, and production problems resulting in shortages of required supplies. Revenues from clinical trial software and services are derived primarily from software license fees, software maintenance and support and consulting services.

         Revenues from centralized diagnostic testing services are recognized as the services are performed. Revenues from clinical trial and data management services are generally recognized on a percentage of completion basis as work is performed. The Company regularly subcontracts with third-party investigators in connection with clinical trials and with other third-party providers for specialized services. These and other reimbursable costs are paid by the Company and reimbursed by clients and, in accordance with industry practice, are included in revenues. Since reimbursed costs may vary significantly from contract to contract and are not meaningful for analyzing trends in revenues, they are included in gross revenues but excluded from net revenues.

         Revenues from technology software licenses are recognized upon shipment of the software and related documentation when collectibility is deemed probable and the license fee is deemed fixed and determinable. Revenues from software maintenance and continuing support contracts are recognized on a straight-line basis over the period in which the software maintenance and continuing support is provided, generally twelve months. Revenues from consulting and training services are recognized when the services are performed.

         The Company conducts operations on a global basis, with offices in the United States and United Kingdom. For the years ended December 31, 1998, 1997 and 1996, the Company's international net revenues represented 14.5%, 6.9% and 14.9%, respectively, of total net revenues.

Results of Operations

Year ended December 31, 1998, compared to the year ended December 31, 1997

         Net revenues increased 124.6% or $17.6 million to $31.8 million for the year ended December 31, 1998 compared to $14.2 million for the year ended December 31, 1997. The Company experienced increased net revenues in all ongoing service lines.

         Clinical Operations net revenues increased 91.7% or $10.4 million to $21.7 million for the year ended December 31, 1998 compared to $11.3 million for the year ended December 31, 1997. Contributing to this increase was centralized diagnostic testing service revenues which increased 42.4% to $9.8 million for the twelve months ended December 31, 1998 compared to $6.9 million for the same period in 1997. The increase in centralized diagnostic testing service revenues resulted from increased contract signings in 1998 which resulted in an increase of more than 50% in the number of diagnostic procedures performed. In addition, 1998 net revenues include the recognition of $0.8 million for work completed under a contract which was cancelled before completion. Clinical trial and data management services increased 168.8% or $7.5 million to $11.9 million for the twelve months ended December 31, 1998 compared to $4.4 million for the same twelve months in 1997. The increase in clinical trial and data management net revenues is attributable to recognition of part of the 1997 backlog and new contracts signed in 1998. The increase in clinical trial and data management net revenues includes $0.6 million generated from the Company's UK operation, which didn't offer such services until late 1997.

          Technology Operations net revenue results for 1998 reflect the full year effect of the acquisition of DLB Systems, which occurred in October 1997. Technology net revenues for the year ended December 31, 1998 were $9.9 million compared to $0.8 million for the year ended December 31, 1997.

         Other net revenues result from the Company's Phase I Clinical Research Unit which was closed during the first quarter of 1998. Phase I net revenues for the twelve months ended December 31, 1998 were $0.2 million compared to $2.1 million for the twelve months ended December 31, 1997.

         Direct costs increased $6.7 million or 93.2% to $13.8 million for the year ended December 31, 1998 compared to $7.2 million for the same period in 1997. The increase in overall direct costs reflects the full-year 1998 impact of DLB operations, acquired in October, 1997, the personnel and related expense impact of increased staffing needed to support increased net revenues and the full-year 1998 impact of the Company's decision to build its international clinical trials and data management service capabilities in Europe, which began in late 1997. Direct costs, as a percent of net revenues, declined to 43.5% in 1998 from 50.6% in 1997. The decrease in direct costs as a percentage of net revenues was primarily due to the full year impact of DLB Systems, whose products and services have lower direct costs as a percentage of revenues, recognition of $0.8 million in net revenues for work completed under a contract which was cancelled before completion, closure of the Phase I unit which had a higher percentage of direct cost to net revenues and to the overall increase in net revenues.

         Selling, general and administrative expenses increased 62.9% to $16.2 million in 1998 from $9.9 million in 1997. The increase in selling, general and administrative expenses is the result of the full-year impact of DLB Systems, acquired in October 1997, the full-year impact of increases to the company's domestic infrastructure to promote and support future growth in operations and the full-year impact of the Company's decision to build its international clinical trials and data management service capabilities. As a percentage of net revenues, selling, general and administrative expenses declined to 50.8% for the twelve months ended December 31, 1998 compared to 70.1% for the same twelve months of 1997. The decline in selling, general and administrative expenses as a percentage of net revenue was primarily due to the Company's ability to spread the fixed portion of selling, general and administrative expenses over a larger revenue base.

         Depreciation and amortization expense for the year ended December 31, 1998 increased to $1.6 million for the year ended December 31, 1998 compared to $0.7 million for the year ended December 31, 1997. The year-to-year increase was due to the full-year impact of the DLB System's goodwill amortization and increased capital expenditures in 1998.

         Other income of $1.0 million during the year ended December 31, 1998 declined from the $1.3 million reported for the year ended December 31, 1997. Other income resulted primarily from income earned on investment of the net proceeds of the Company's initial public offering in February 1997.

         The Company had an income tax provision of $0.5 million for the year ended December 31, 1998 compared to a tax benefit of $4.0 million for the year ended December 31, 1997. The Company's effective income tax rate for the year ended December 31, 1998, was 40.0%, compared to 39.3% for the year ended December 31, 1997.

Year ended December 31, 1997, compared to the year ended December 31, 1996

         Net revenues decreased $1.1 million or 7.3% to $14.2 million for the year ended December 31, 1997, compared to $15.3 million for the year ended December 31, 1996.

         Clinical Operations' net revenues decreased 19.7% or $2.8 million to $11.3 million for the year ended December 31, 1997 compared to $14.1 million for the year ended December 31, 1996. The decrease was primarily due to a $5.1 million decrease in central diagnostic testing service revenues for the year ended December 31, 1997, primarily the result of several significant ECG contracts, which were ongoing in 1996, being completed in early 1997, with a low level of new ECG contracts initiated in 1997. Partially offsetting the decrease in central diagnostic testing service revenues, were increased clinical trial and data management net revenues. The clinical trial and data management net revenue growth was attributable to the Company's increased service capabilities developed during 1997. Revenues for the year ended December 31, 1997 were also increased by $0.4 million in connection with a payment received in the first quarter for a licensing agreement termination.

         Technology Operations' net revenues for the twelve months ended December 31, 1997 were $0.8 million and reflect the October 31, 1997 acquisition of DLB Systems, Inc. (DLB)

         Other revenues, which represent the Company's Phase I Clinical Research Unit, increased to $2.1 million for the year ended December 31, 1997 from $1.2 million for 1996 as the result of several large contracts that were conducted in 1997.

         Direct costs increased $0.9 million or 14.0% to $7.2 million for the year ended December 31, 1997, compared to the year ended December 31, 1996. The increase was primarily attributable to increased direct labor costs incurred in connection with the growth in Phase I and clinical trial and data management net revenues and from the October 31 1997 acquisition of DLB Systems. Partially offsetting these increases was a $1.4 million decline in direct costs of central diagnostic testing services. Prior to 1997, the Company paid ECG reading analysis fees to a professional corporation owned by Joel Morganroth, MD, the Company's Chief Executive Officer. The Company and Dr. Morganroth entered into new employment and consulting agreements, effective January 1, 1997, whereby Dr. Morganroth no longer receives ECG reading fees. During 1996, Dr. Morganroth was paid $1.8 million for ECG reading services compared with $0.1 million in 1997 under the terms of the consulting agreement. See Notes 8 and 10 of Notes to Consolidated Financial Statements. As a percentage of net revenues, direct costs increased to 50.6% in 1997, compared to 41.1% in 1996 and is primarily the result of the decline in net revenues in 1997.

         Selling, general and administrative expenses increased $3.1 million or 46.3% to $9.9 million for the year ended December 31, 1997, compared to the year ended December 31, 1996. During 1997, the Company initiated new sales and marketing campaigns, doubled the size of the direct sales force, increased its commitment to its proprietary software systems and expanded its service capabilities through increased personnel. In addition, the acquisition of DLB added $0.4 million to the overall growth in selling, general and administrative expenses. As a result of the foregoing, selling, general and administrative expenses, as a percent of net revenue, increased to 70.1% for the year ended December 31, 1997, compared to 44.4% for the year ended December 31, 1996.

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

Liquidity and Capital Resources

         The clinical research and technology industries generally are not very capital intensive. The Company's principal cash needs relate to funding receivables as client payments generally lag up to 90 days after the invoice date.
         In February 1997, the Company completed the initial public offering of its common stock, which resulted in proceeds from the offering, net of expenses, of $34.2 million. As of December 31, 1998, the Company had cash and cash equivalents of $10.8 million and short-term investments of $5.7 million. The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with maturities of less than one year.

         For the year ended December 31, 1998, the Company used cash in operating activities of $0.8 million compared to cash used by operations of $3.8 million during the year ended December 31, 1997. The decrease in operating cash usage was due primarily to the Company's 1998 net profit of $0.7 million compared to a net loss of $6.2 million in 1997 and an increase in deferred revenues. This was partially offset by higher accounts receivable and prepaid expenses in 1998.

         During the year ended December 31, 1998, the Company purchased $3.4 million of property and equipment compared to $1.5 million purchased in 1997. The increase in the purchase of property and equipment reflects the needs to support the overall growth in the business.

         On July 2, 1998, the Company made an investment of $1.0 million for a minority equity position in AmericasDoctors.com, Inc., an internet company which provides real-time physician chat, referrals and health care events access on America Online's Health web site.

              On July 20, 1998, the Company announced that its Board of Directors had authorized the repurchase, over time, of up to 500,000 shares of the Company's common stock at prices determined appropriate by the Company. As of December 31, 1998, the Company had used $.8 million to repurchase 177,800 shares of its Common Stock at an average price of $4.38 per share.

         During the year ended December 31, 1998, the Company received $.6 million in cash from the exercise of 279,120 employee stock options at an average exercise price per option of $2.27.

         The Company has a line of credit arrangement with First Union National Bank totaling $3.0 million. At December 31, 1998, the Company had no outstanding borrowings under the line.

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

Year 2000

         The Company is aware of the issues and problems associated with the Year 2000 date change. The Company has been addressing company-wide data processing and infrastructure issues since 1995. Premier Research has undertaken a Year 2000 Compliance Plan that will be completed by September 1, 1999. In addition, the Company also plans to have all clinical systems Year 2000 compliant by June 30, 1999. The purpose of this plan is to assure that Premier Research, as a corporate entity, has assessed and taken appropriate actions necessary to become compliant with any issues regarding Year 2000 requirements. The problems surrounding Year 2000 compliance are of extreme concern to the Company, since Premier Research is a clinical research organization providing diagnostic testing and clinical research services to the pharmaceutical industry, as well as a developer of clinical database management software. The Company produces and delivers information that is date sensitive, especially in deriving date and time calculations; Premier Research currently can provide to its clients, date formats that contain century markers or 4-digit year fields for any of its clinical and diagnostic information.

         The Company's strategy to address Year 2000 compliance is to replace potentially non-compliant software and hardware with new compliant systems or updated Year 2000 compliant versions. The inventory and assessment phases of the Year 2000 plan have primarily been completed for its hardware and software systems. The Company has begun its remediation phase of the plan through the replacement and updating of systems.

         As of today over 90% of the Company's information technology infrastructure has been assessed and found to be free from any Year 2000 issues. Those that have shown not to be in compliance are currently being evaluated and renovated for compliance. If a system can not be made compliant to the requirements, the system will be replaced with one that is compliant.

         The Company is also assessing its facilities worldwide that it leases or owns, and plans to complete its deployment of applicable contingency plans by September 1, 1999.

         The Company is also assessing and surveying its suppliers of third party products and services. Based upon information received from such parties, the Company believes that most of its suppliers are developing, assessing and remediating any issues associated with their Year 2000 plans. The Company cannot at this time fully assess the status of its suppliers until they have completed their own efforts. It will review the readiness of the suppliers on an on-going basis throughout the remainder of the year and will implement specific actions to rectify potential problems in its supply chain.

         As with any other company in its industry or any business in general, the Company is exposed to risks associated with failures in the private and public sector to become Year 2000 compliant. These risks include the possibility that public infrastructure systems, such as electricity, water, natural gas or telecommunications may fail in this country and other countries in the world that the Company does business. In addition, there are those risks that the internal systems of the Company's suppliers, service providers and customers will fail. The Company also relies considerably on travel and could be adversely affected, if air and train travel is disrupted by issues related to the Year 2000.

         The Company also relies heavily on the healthcare industry. This industry and its related clinical investigational sites may not have focused their efforts on the Year 2000 issue to the same degree. Thus the Company has an increased risk that its investigational sites, necessary for the conduct of clinical trials, will be unable to provide timely answers and data that it needs to perform services on time to its contractual clients. Also, the failure of the Company's customers to address the Year 2000 issue could negatively impact on their ability to use the Company's services. While contingency plans will be developed to address these risks, the Company cannot assure that those plans will sufficiently protect the Company from the effects of those risks. Any disruptions from the realization of any of these risks could adversely affect the Company's ability to perform its services.

         The Company estimates that the costs associated with its Year 2000 program will be approximately $ 0.5 million, including costs already incurred. Total Year 2000 costs of approximately $0.3 million have been incurred by the Company through December 31, 1998. The estimates of cost, timing and impact of addressing the Year 2000 issue are based on numerous assumptions of future events, including the continued availability of certain resources, the ability of the Company to meet its deadlines and the cooperation of third parties. However, there can be no guarantee that the assumptions will be correct and that these estimates will be achieved. Actual results could differ significantly from those expected by the Company.

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary financial market risks include fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

         The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with fixed rates with maturities of less than one year. The company actively manages its portfolio of cash equivalents and marketable securities but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. The company has not and does not hold any derivatives related to its interest rate exposure. Due to the average maturity and conservative nature of the Company's investment portfolio, a sudden change in interest rates would not have a material effect of the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for the year ended December 31, 1998 would have decreased by less than $200,000. This estimate assumes that the decrease occurred on the first day of 1998 and reduced the yield of each investment by 100 basis points. The impact on the Company's future interest income, of future changes in investment yields, will depend largely on the gross amount of the Company's investments. See "Liquidity and Capital Resources".

Foreign Currency Risk

         The Company operates on a global basis from locations in the United States and the United Kingdom. All international net revenues are billed and expenses incurred in either US dollars or Pounds Sterling. As such, we face exposure to adverse movements in the exchange rate of the Pound Sterling. As the currency rate changes, translation of the income statement of our UK entity from the local currency to US dollars affects year-to-year comparability of operating results. The Company does not hedge translation risks because any cash flows from international operations are generally reinvested. To date, the effect of foreign currency fluctuations are reflected in the company's operating results and have not been material.

         Management estimates that a 10% change in the exchange rate of the Pound Sterling would have impacted the reported operating loss for international operations by less than $200,000.

         The introduction of the Euro as a common currency for members of the European Monetary Union took place in January 1999. The Company has not determined what impact, if any, the Euro will have on the Company's foreign exchange exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is set forth on Pages F-1 through F-20.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to Directors of the Company is incorporated by reference from the "Election of Directors" section of the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders (the "Proxy Statement"). For information concerning the executive officers of the Company, see "Executive Officers of Registrant" in Part 1 of this Report.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         "Certain Relationships and Related Party Transactions" in the Proxy Statement is incorporated herein.

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Public Accountants                               F-2

Consolidated Balance Sheets                                            F-3

Consolidated Statements of Operations                                  F-4

Consolidated Statements of Stockholders' Equity                        F-5

Consolidated Statements of Cash Flows                                  F-6

Notes to Consolidated Financial Statements                             F-7

Consolidated Financial Statement Schedule:

  II. Valuation and Qualifying Accounts                               F-20

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Premier Research Worldwide, Ltd.:

We have audited the accompanying consolidated balance sheets of Premier Research Worldwide, Ltd. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Research Worldwide, Ltd. and subsidiaries, as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               ARTHUR ANDERSEN LLP
Philadelphia, PA
February 3, 1999

                Premier Research Worldwide, Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                           December 31
                                                                  ----------------------------
                                                                      1998            1997
                                                                  ------------    ------------
Assets
Current Assets:
     Cash and cash equivalents                                    $ 10,822,000    $  4,679,000
     Short-term investments                                          5,668,000      17,084,000
     Accounts receivable, net                                       10,423,000       5,169,000
     Prepaid expenses and other                                      2,176,000         945,000
     Deferred income taxes                                             159,000          91,000
                                                                  ------------    ------------
        Total current assets                                        29,248,000      27,968,000

Property and equipment, net                                          4,110,000       1,986,000
Goodwill, net                                                        2,160,000       2,538,000
Other assets                                                         1,023,000          23,000
Deferred income taxes                                                3,631,000       4,259,000
                                                                  ------------    ------------
                                                                  $ 40,172,000    $ 36,774,000
                                                                  ============    ============
Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                              $  2,519,000    $  1,745,000
    Accrued expenses                                                 1,156,000       1,214,000
    Deferred revenues                                                5,556,000       3,348,000
                                                                  ------------    ------------
        Total current liabilities                                    9,231,000       6,307,000
                                                                  ------------    ------------

Commitments and contingencies (Note 10)

Stockholders' equity:
    Preferred stock - $10 par value, 500,000 shares authorized,
      none issued and outstanding                                         --              --
    Common stock - $.01 par value, 15,000,000 shares
      authorized, 7,217,520 and 6,938,400 shares
      issued and outstanding                                            72,000          69,000
    Additional paid-in capital                                      37,061,000      36,430,000
    Treasury stock, 177,800 shares at cost                            (779,000)           --
    Accumulated deficit                                             (5,413,000)     (6,032,000)
                                                                  ------------    ------------
        Total stockholders' equity                                  30,941,000      30,467,000
                                                                  ------------    ------------
                                                                  $ 40,172,000    $ 36,774,000
                                                                  ============    ============


        The accompanying notes are an integral part of these statements.

                Premier Research Worldwide, Ltd. and Subsidiaries
                      Consolidated Statements of Operations

                                                                 Year Ended December 31
                                                ------------------------------------------------------
                                                     1998                 1997                 1996
                                                ------------         ------------         ------------
Revenues                                        $ 38,134,000         $ 15,327,000         $ 15,396,000
Less: Reimbursed costs                            (6,327,000)          (1,164,000)            (113,000)
                                                ------------         ------------         ------------

Net revenues                                      31,807,000           14,163,000           15,283,000
                                                ------------         ------------         ------------

Costs and expenses:
     Direct costs                                 13,847,000            7,167,000            6,285,000
     Selling, general and administrative          16,165,000            9,922,000            6,783,000
     Depreciation and amortization                 1,606,000              709,000              704,000
     Write-off of acquired in-process
       research and development                         --              7,883,000                 --
                                                ------------         ------------         ------------

Total costs and expenses                          31,618,000           25,681,000           13,772,000
                                                ------------         ------------         ------------

Income (loss) from operations                        189,000          (11,518,000)           1,511,000
Other income, net                                  1,012,000            1,250,000                 --
                                                ------------         ------------         ------------
Income (loss)before income taxes
     and minority interest                         1,201,000          (10,268,000)           1,511,000
Minority interest in limited liability
     company                                            --                   --                332,000
                                                ------------         ------------         ------------

Income (loss) before income taxes                  1,201,000          (10,268,000)           1,843,000
Income tax provision (benefit)                       480,000           (4,037,000)             773,000
                                                ------------         ------------         ------------

Net income (loss)                               $    721,000         $ (6,231,000)        $  1,070,000
                                                ============         ============         ============

Basic net income (loss) per share               $       0.10         $      (0.93)        $       0.24
Diluted net income (loss) per share             $       0.10         $      (0.93)        $       0.23



        The accompanying notes are an integral part of these statements.

                Premier Research Worldwide, Ltd. And Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                                                                                   Retained
                                           Common Stock           Additional                       Earnings
                                   ---------------------------     Paid-in         Treasury      (Accumulated
                                       Shares         Amount       Capital          Stock           Deficit)          Total
                                       ------         ------       -------         --------        --------          -----
Balance, December 31, 1995           4,402,000   $     44,000   $  2,273,000    $       --      $    341,000    $  2,658,000
     Net income                           --             --             --              --         1,070,000       1,070,000
     Net distributions to
        UM Holdings, Ltd.                 --             --             --              --        (1,212,000)     (1,212,000)
                                  ------------   ------------   ------------    ------------    ------------    ------------

Balance, December 31,1996            4,402,000         44,000      2,273,000            --           199,000       2,516,000
     Net proceeds from
        issuance of common
        stock                        2,206,250         22,000     34,160,000            --              --        34,182,000
     Conversion of minority
        interest into
        common stock                   330,150          3,000         (3,000)           --              --              --
     Net loss                             --             --             --              --        (6,231,000)     (6,231,000)
                                  ------------   ------------   ------------    ------------    ------------    ------------

Balance, December 31, 1997           6,938,400         69,000     36,430,000            --        (6,032,000)     30,467,000
     Net income                           --             --             --              --           721,000         721,000
     Deemed distribution for
        income taxes                      --             --             --              --          (102,000)       (102,000)
     Purchase of treasury stock           --             --             --          (779,000)           --          (779,000)
     Exercise of stock options         279,120          3,000        631,000            --              --           634,000
                                  ------------   ------------   ------------    ------------    ------------    ------------

Balance, December 31, 1998           7,217,520   $     72,000   $ 37,061,000    $   (779,000)   $ (5,413,000)   $ 30,941,000
                                  ============   ============   ============    ============    ============    ============





        The accompanying notes are an integral part of these statements.

                Premier Research Worldwide, Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                             Year Ended December 31
                                                                               ------------------------------------------------
                                                                                   1998              1997               1996
                                                                               ------------      ------------      ------------
Operating activities:
     Net income (loss)                                                         $    721,000      $ (6,231,000)     $  1,070,000
     Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities-
         Depreciation and amortization                                            1,606,000           709,000           704,000
         Write-off of acquired in-process research and development                     --           7,883,000              --
         Minority interest in limited liability company                                --                --            (332,000)
         Deferred income taxes                                                      411,000        (4,149,000)          (25,000)
         Loss (gain) on sales of property and equipment                                --              36,000            (2,000)
         Changes in operating assets and liabilities, excluding effects of business acquisition:
              Accounts receivable                                                (5,254,000)       (1,277,000)         (251,000)
              Prepaid expenses and other                                         (1,231,000)         (524,000)           28,000
              Accounts payable                                                      774,000          (295,000)          356,000
              Accrued expenses                                                      (11,000)           (6,000)          198,000
              Payable to UM Holdings, Ltd. for income taxes                            --            (485,000)          485,000
              Deferred revenues                                                   2,208,000           586,000           783,000
                                                                               ------------      ------------      ------------

                Net cash provided by (used in) operating activities                (776,000)       (3,753,000)        3,014,000
                                                                               ------------      ------------      ------------
Investing activities:
     Purchases of property and equipment                                         (3,352,000)       (1,509,000)         (371,000)
     Proceeds from sales of property and equipment                                     --                --              34,000
     Net (purchases) sales of short-term investments                             11,416,000       (17,084,000)             --
     Net cash paid for business acquisition                                            --          (8,655,000)             --
     Investment in AmericasDoctor.com, Inc.                                      (1,000,000)             --                --
                                                                               ------------      ------------      ------------

                Net cash provided by (used in) investing activities               7,064,000       (27,248,000)         (337,000)
                                                                               ------------      ------------      ------------
Financing activities:
     Net distributions to UM Holdings Ltd.                                             --                --          (1,212,000)
     Net proceeds from the issuance of common stock                                    --          34,182,000              --
     Net proceeds from exercise of stock options                                    634,000              --                --
     Repurchase of common stock for treasury                                       (779,000)             --                --
                                                                               ------------      ------------      ------------
                Net cash provided by (used in)
                  financing activities                                             (145,000)       34,182,000        (1,212,000)
                                                                               ------------      ------------      ------------

Net increase in cash and cash equivalents                                         6,143,000         3,181,000         1,465,000
Cash and cash equivalents, beginning of year                                      4,679,000         1,498,000            33,000
                                                                               ------------      ------------      ------------

Cash and cash equivalents, end of year                                         $ 10,822,000      $  4,679,000      $  1,498,000
                                                                               ============      ============      ============


        The accompanying notes are an integral part of these statements.

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Background

Premier Research Worldwide, Ltd. (the "Company"), a Delaware corporation, is a clinical research organization providing a broad range of integrated product development services on a global basis to its clients in the pharmaceutical, biotechnology and medical device industries. The Company operates in two business segments: Clinical Operations, which includes centralized diagnostic testing, clinical trial management, clinical data management, biostatistical analysis, health care economics and outcomes research and regulatory affairs services; and Technology Operations, which includes developing, marketing and support of software products used in the management of clinical trials. The Company also has a wholly-owned operating subsidiary in the United Kingdom (UK).


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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries and Premier Research LLC prior to February 1997 (see
Note 6). All significant inter-company accounts and transactions have been eliminated.

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

Recapitalization

On October 24, 1996, the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock to 15,000,000 shares and authorizing 500,000 shares of preferred stock. In addition, on November 26, 1996, the Company effected a 2,201-for-one split of its common stock. The increase in authorized shares and the stock split have been retroactively reflected in the accompanying consolidated financial statements.

Revenues

Clinical Operations revenues are generally recorded when services are rendered. Revenues under certain clinical research service contracts are recognized under the percentage-of-completion method and include a proportion of the revenues expected to be realized on the contract in the ratio of costs incurred to estimated total costs. Such contracts are generally completed within a few months to two years. A provision for the loss on a contract is made when current estimates indicate a total contract loss. The Company often receives non-refundable deposits from its customers that are recorded as deferred revenues in the accompanying consolidated balance sheets. Clinical Operations revenues for twelve months ended December 31, 1998 include $0.8 million for work completed under a contract which was cancelled before completion. Technology Operations include software license revenues which are recognized upon shipment of the software and related documentation when collectibility is deemed probable and the license fee is deemed fixed and determinable. Revenues from software maintenance and support contracts are recognized on a straight-line basis over the term of the contract, generally 12 months. Revenues from related training and consulting services are recognized as services are performed. Technology Operations revenues for the year ended December 31, 1997 include $0.4 million recognized in connection with a license agreement termination.

Cash and Cash Equivalents

The Company considers cash on deposit with financial institutions and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds, municipal securities and bonds of government sponsored agencies.

Short-term Investments

At December 31, 1998, short-term investments consisted of commercial bonds and paper, municipal securities, certificates of deposit and bonds of government sponsored agencies with maturities of less than one year. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The Company has classified all of its short-term investments at December 31, 1998 as available-for-sale and at December 31, 1998, unrealized gains and losses were immaterial. Realized gains and losses during 1998 were also immaterial. For the purpose of determining realized gains and losses, the costs of the securities sold is based upon specific identification.

Investment in AmericasDoctor.com, Inc.

In July 1998, the Company paid $1 million for a minority equity position in AmericasDoctor.com, Inc., an internet company that provides physician referrals and healthcare events on America Online's Health web page. This investment is being accounted for on the cost method. AmericasDoctor.com, Inc. is a privately held company and the Company believes that the cost of their investment approximates fair value at December 31, 1998. The $1 million investment is included in long-term assets in the accompanying consolidated balance sheet.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Gains or losses on the disposition of property and equipment are included in other income. Depreciation expense was $1,228,000, $605,000, and $656,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Goodwill

Goodwill is amortized using the straight-line method over five to eight years and is net of accumulated amortization of $704,000 and $325,000 as of December 31, 1998 and 1997, respectively. The related amortization expense was $378,000, $104,000 and $48,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining goodwill balance may not be recoverable. If factors indicate that goodwill should be evaluated for possible impairment, the Company would use an estimate of the related undiscounted cash flows in measuring whether goodwill should be written down to the fair value, in accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Management believes that there has been no impairment of long-lived assets as of December 31, 1998.

Accrued Expenses

Included in accrued expenses at December 31, 1998 and 1997 is accrued payroll of $515,000 and $538,000, respectively.

Software Development Costs

Research and development expenditures are charged to operations as incurred. In 1998 and 1997, research and development expense was approximately $2,500,000 and $700,000 respectively. Research and development expense was not material in 1996. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant after the completion of a working model, all such costs have been charged to expense as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996 was $473,000, $310,000, and $84,000
and respectively.

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

Supplemental Cash Flow Information

The Company paid approximately $128,000, $819,000, and $316,000 for income taxes in the years ended December 31, 1998, 1997 and 1996, respectively, of which $575,000 was paid to UM in 1997 in accordance with the tax sharing agreement. The Company was not required to make payments to UM for income taxes in 1996 (see Note 7). The following table displays the net non-cash assets that were consolidated as a result of the Company's business acquisition in 1997 (see Note
2):

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the pharmaceutical industry. For the year ended December 31, 1996, two clients accounted for 25% of the Company's net revenues. For the years ended December 31, 1998 and 1997, no single client accounted for greater than 10% of net revenues. Due to the contract nature of the Company's business and the relative size of such contracts in comparison to the Company, it is not unusual for a significant customer in one year to be insignificant in the next year. The loss of any such client could have a material adverse effect on the Company's operations. In addition, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management expectations.

Translation of Foreign Financial Statements

Assets and liabilities of the Company's UK subsidiary are translated at the exchange rate as of the end of each reporting period. The income statement is translated at the average exchange rate for the period. Cumulative adjustments from translating the UK financial statements are immaterial.

Net Income (Loss) Per Common Share

The Company follows SFAS No. 128 "Earnings per Share". This statement requires the presentation of basic and diluted earnings per share. Basic net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year, adjusted for the dilutive effect of common stock equivalents, which consist primarily of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations.

Year Ended December 31,
-----------------------

                                           Net                                         Per Share
                                      Income (Loss)               Shares                Amount
                                      -------------               ------               ----------
1998
    Basic net income                  $   721,000                7,102,000             $   0.10
    Effect of dilutive shares                --                    102,000                 --
                                      -----------              -----------             --------
    Diluted net income                $   721,000                7,204,000             $   0.10
                                      ===========              ===========             ========

1997
    Basic net loss                    $(6,231,000)               6,702,000             $  (0.93)
    Effect of dilutive shares                --                       --                   --
                                      -----------              -----------             --------
    Diluted net loss                  $(6,231,000)               6,702,000             $  (0.93)
                                      ===========              ===========             ========

1996
    Basic net income                  $ 1,070,000                4,402,000             $   0.24
    Effect of dilutive shares                --                    248,000                (0.01)
                                      -----------              -----------             --------
    Diluted net income                $ 1,070,000                4,650,000             $   0.23
                                      ===========              ===========             ========

         In computing diluted net income (loss) per share, 435,385, 851,620 and 8,804 options to purchase shares of common stock were excluded from the computation for the years ended December 31, 1998, 1997 and 1996, respectively.

         The options were excluded from the 1998 and 1996 computations because the exercise prices of such options were greater than the average market price of the Company's Common Stock during 1998 and 1996, respectively. The options were excluded from the 1997 computation because their effect would be anti-dilutive.

New Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 130 was effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income includes net income and unrealized gains on short-term investments and losses from foreign currency translation. These unrealized gains and losses and currency translation adjustments were immaterial for all periods presented.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2. Acquisition of DLB Systems, Inc.

Effective October 31, 1997, the Company acquired substantially all of the assets of DLB Systems, Inc. ("DLB") for $6,500,000 in cash, its prior $1.0 million investment and the assumption of certain liabilities. The acquisition was accounted for under the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and the liabilities assumed, based on their fair market values at the acquisition date. The excess of the purchase price over the estimated fair market value of the net assets acquired was assigned to identifiable intangibles. The Company assigned $7,883,000 to in-process research and development and such amount was charged to operations in the accompanying consolidated statement of operations. The Company also recorded goodwill of $2,548,000, which is being amortized on a straight-line basis over eight years.

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

                                                     Year Ended December 31
                                                 ----------------------------
                                                    1997              1996
                                                 -----------      -----------
       Net revenues                              $19,461,000      $21,615,000
       Operating loss                             (5,105,000)      (1,751,000)
       Net loss                                   (2,631,000)      (1,477,000)
       Basis and diluted net loss per share            (0.39)           (0.34)

The pro forma amounts do not include the one-time charge of $7,883,000 ($0.71 per share) related to the write-off of in-process research and development.

3. ACCOUNTS RECEIVABLE:
                                                           December 31
                                                 ----------------------------
                                                      1998            1997
                                                 ------------    ------------
       Billed                                    $10,307,000     $  4,916,000
       Unbilled                                      359,000          431,000
       Allowance for doubtful accounts              (243,000)        (178,000)
                                                 -----------     ------------
                                                 $10,423,000     $  5,169,000
                                                 ===========     ============

4. PROPERTY AND EQUIPMENT:
                                                       December 31
                                            ---------------------------------
                                                   1998              1997
                                            --------------     --------------
       Computer and other equipment         $  9,466,000         $7,551,000
       Furniture and fixtures                  1,436,000            636,000
       Leasehold improvements                    808,000            171,000
                                             ------------      --------------
                                              11,710,000          8,358,000
       Less-Accumulated depreciation          (7,600,000)         (6,372,000)
                                            -------------      --------------
                                            $  4,110,000       $  1,986,000
                                            =============      ==============

5. LINE OF CREDIT:

The Company has a line of credit with a bank, through June 30, 1999, that provides for borrowings up to $3 million at an interest rate of prime minus 35 basis points. The line of credit agreement includes certain covenants, the most restrictive of which limit future indebtedness and require compliance with a liabilities-to-tangible net worth ratio. To date, the Company has not borrowed any amounts under its line of credit.

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

7. INCOME TAXES:

The Company was included in the consolidated federal income tax returns of UM until February 1997 under a tax-sharing agreement pursuant to which the Company would pay to UM amounts equal to the taxes that the Company would have paid had it filed separate federal income tax returns. The agreement did not provide for UM to pay the Company for tax losses that UM may utilize. Upon finalizing the Company's 1997 tax return in 1998, the Company recorded a deemed distribution of $102,000 for tax losses attributed to the Company but included in UM's consolidated tax return.

The income tax provision (benefit) consists of the following:

                                                                 Year Ended December 31
                                                -------------------------------------------------
                                                      1998             1997               1996
                                                -------------     --------------      -----------
Current provision :
                  Federal                       $         --      $         --        $  485,000
                  State and local                     69,000           112,000           218,000
                  Foreign                                 --                --            95,000
                                                -------------     --------------      -----------
                                                      69,000           112,000           798,000
                                                -------------     --------------      -----------
Deferred provision (benefit):
                  Federal                            146,000         (3,103,000)         (19,000)
                  State and local                     34,000           (617,000)          (6,000)
                  Foreign                            231,000           (429,000)               --
                                                ------------      --------------      -----------
                                                     411,000         (4,149,000)         (25,000)
                                                ------------      --------------      -----------
                                                $    480,000      $  (4,037,000)      $  773,000
                                                ============      ==============      ===========

Foreign income (loss) before income taxes was $676,000, $(1,300,000) and $288,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying financial statements is as follows:

                                                                        Year Ended December 31
                                                           ------------------------------------------------
                                                               1998              1997               1996
                                                           -----------       -----------        -----------
          Tax at federal statutory rate                    $   408,000       $(3,491,000)       $   627,000
          State and local taxes, net of federal                 70,000          (505,000)           140,000
          Amortization of goodwill                              16,000            16,000             16,000
          Other                                                (14,000)          (57,000)           (10,000)
                                                           -----------       -----------        -----------
                                                           $   480,000       $(4,037,000)       $   773,000
                                                           ===========       ===========        ===========

The components of the Company's net deferred tax asset are as follows:

                                                                  December 31
                                                 ----------------------------------------
                                                      1998                         1997
                                                 ------------                 -----------
          Goodwill amortization                  $ 2,986,000                   $3,129,000
          Net operating loss carry-forwards          652,000                      853,000
          Depreciation                                (7,000)                      30,000
          Reserves and accruals                      159,000                      338,000
                                                 ------------                 -----------
                                                 $ 3,790,000                   $4,350,000
                                                 ============                  ==========

At December 31, 1998, the Company had a net operating loss carry-forward for federal income tax purposes of approximately $1.5 million which will begin to expire in 2012, a net operating loss carry-forward for state tax purposes of approximately $2.5 million which will begin to expire in 2007 and a UK loss carry-forward of approximately $27,000 which has no expiration date.

Management has determined that it is more likely than not that future taxable income will be sufficient to realize all of the Company's deferred tax assets. Approximately $10.5 million of future taxable income is needed for the Company to fully realize the net deferred tax asset recorded at December 31, 1998.

8. RELATED PARTY TRANSACTIONS:

TRANSACTIONS WITH UM

The Company leased its primary operating facility from UM (see Note 10) in 1998, 1997 and 1996 and participated in UM's 401(k) profit sharing plan in 1997 and 1996. The Company was charged $349,000, $349,000 and $382,000 for rent under the facility lease for the years ended December 31, 1998, 1997 and 1996, respectively, and $ 47,000 and $69,000 for profit sharing plan contributions for the years ended December 31, 1997 and 1996, respectively. The Company believes that all amounts charged by UM were reasonable.

In 1997, the Company paid UM $485,000 for 1996 income taxes payable and $90,000 for estimated 1997 income taxes due under the tax sharing agreement (see Note
7).

TRANSACTIONS WITH THE COMPANY'S CHIEF EXECUTIVE OFFICER

The Company's Chief Executive Officer, who is a stockholder, is a cardiologist who, in addition to his role as Chief Executive Officer of the Company, provides medical services to the Company as an independent contractor through his wholly-owned Professional Corporation (see Note 10). Fees incurred under this consulting arrangement approximated $144,000, $144,000 and $1,955,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Medical Director fees are included in direct costs as they relate to medical interpretations for diagnostic tests. In addition, at December 31, 1998 and 1997 amounts owed to the Company's Chief Executive Officer in connection with the consulting agreement were $48,000 and $24,000 , respectively, and are included in accounts payable in the accompanying consolidated balance sheets.

The Company and the Company's Chief Executive Officer entered into new employment and consulting agreements effective January 1, 1997 (see Note 10). In January 1996, the Chief Executive Officer and UM entered into an agreement whereby the Chief Executive Officer purchased 660,300 shares of the Company's Common Stock from UM for $750,000.

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

During September 1998, the Company offered a stock option exchange program to its employees for options granted under the 1996 Plan. Under the program, stock options could be exchanged, on a one for two basis with the new exercise price set at the greater of 50% of the original exercise price or the closing price on September 30, 1998, the final day of the exchange program. A total of 77,350 stock options were exchanged and 38,675 were reissued in the exchange program at an average exercise price of $6.50.

Information with respect to outstanding options under the plans is as follows:

                                               Outstanding        Option Price
                                                  Shares            Per Share
                                              ------------      ---------------
           Balance, December 31, 1995            473,215        $          2.27
           Granted                                57,226             1.14-17.00
                                              -----------       ---------------

           Balance, December 31, 1996            530,441             1.14-17.00

           Granted                               330,679            8.25-22.125
           Cancelled                              (9,500)          13.00-13.125
                                              -----------       ---------------

           Balance, December 31, 1997            851,620            1.14-22.125

           Granted                               252,675              3.75-9.00
           Exercised                            (279,120)                  2.27
           Cancelled                            (151,675)            8.25-13.13
                                              -----------       ---------------

           Balance, December 31, 1998            673,500        $  1.14-$22.125
                                              ===========       ===============

As of December 31, 1998, 296,478 options with a weighted average exercise price of $4.19 per share were exercisable and 82,223 options were available for future grants under the 1996 Plan.

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

                                                           Year Ended December 31
                                                 1998            1997             1996
                                              -----------    -----------      -----------
Net income (loss):
          As reported                          $721,000     $(6,231,000)       $1,070,000
          Pro forma                             571,000      (6,342,000)        1,043,000
Basic net income (loss) per share:
          As reported                             0.10            (0.93)             0.24
          Pro forma                               0.08            (0.95)             0.24

Diluted net income (loss) per share:
          As reported                             0.10            (0.93)             0.23
          Pro forma                               0.08            (0.95)             0.22

         The weighted average fair value per share of the options granted during 1998, 1997 and 1996 was estimated as $2.12, $5.40 and $0.80 , respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      1998           1997           1996
                                                    --------       --------        -------
         Risk-free interest rate                        5.3%           6.1%           5.4%
         Expected dividend yield                        0.0%           0.0%           0.0%
         Expected life                               3 years        3 years        3 years
         Expected volatility                           55.0%          55.0%           0.0%

The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to options granted prior to 1995, and additional option grants are anticipated.

10. COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases office space and equipment under operating leases, including its primary operating facility. During the years ended December 31, 1998, 1997 and 1996, the Company leased its primary operating facility from UM under a lease agreement executed in June 1996 that expires in September 2003 (see Note
8). The Company terminated the facility lease with UM, without penalty, on January 3, 1999 and moved into a new facility under a lease agreement executed in June 1998 that expires in August 2005. Rent expense for all operating leases for the years ended December 31, 1998, 1997 and 1996 was $1,203,000, $708,000,
and $830,000, respectively.

Future minimum lease payments as of December 31, 1998 are as follows:

                                                                   Total
                                                                   -----
                                1999                            $1,391,000
                                2000                             1,306,000
                                2001                             1,393,000
                                2002                             1,394,000
                                2003                             1,394,000
                                2004 and thereafter              1,777,000
                                                              ------------

                                                                $8,655,000
                                                              ============
AGREEMENTS WITH THE COMPANY'S CHIEF EXECUTIVE OFFICER

The Company has entered into employment and consulting agreements with its Chief Executive Officer that continue through December 31, 2001. Either the Company or the Chief Executive Officer may terminate the agreement at any time, with or without cause. However, if the Company terminates the agreement without cause, the Company must continue to pay the President's salary for a one-year period subsequent to the termination. The consulting agreement relates to the Chief Executive Officer's capacity as a medical doctor and cardiologist and, among other things, requires the Chief Executive Officer to serve as Medical Director and/or principal investigator for the Company in addition to providing medical interpretations of diagnostic tests from time to time, as required. Compensation under the consulting agreement is $144,000 per year. The consulting agreement commenced on January 1, 1997 and it continues on a year to year basis unless terminated. The consulting agreement replaced a prior agreement whereby the Chief Executive Officer received additional compensation for medical interpretations of diagnostic tests (see Note 8).

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

11. OPERATING SEGMENTS:

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, effective for fiscal years ending after December 15, 1998. The Company has adopted this statement for the year ended December 31, 1998. The Company's reportable segments are strategic business units that offer different products and services to a common client base. The segments are managed separately because each business requires different technology.

The Company's products and services are provided through two business segments, both in the United States and internationally: Clinical Operations, which includes centralized diagnostic testing services, clinical trial management services and clinical data management services; and Technology Operations, which includes clinical trial and data management software, support and consulting services. The Company's discontinued Phase I Clinical Research Unit and income and expense not allocated to reportable segments is reported as Other.

During 1998 and 1997, no single client accounted for more than 10% of a segment's net revenues. During 1996, Sandoz Pharmaceuticals Corporation and Zeneca Pharmaceuticals accounted for approximately 15.3% and 10.1% of the Company's Clinical Operations net revenues, respectively.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance based on the net revenues and operating earnings performance of the respective business segments.

Segment information is as follows:

                                                                               Year Ended December 31,1998
                                                        -------------------------------------------------------------------
                                                          Clinical
                                                        Operations         Technology             Other             Total
                                                        ----------         ----------             -----             -----
Net revenues from external customers                    $21,688,000        $ 9,930,000        $   189,000      $31,807,000
Income (loss) from operations                            (1,565,000)         1,689,000             65,000          189,000
Identifiable assets                                      14,189,000          4,588,000         21,395,000       40,172,000
Depreciation and amortization                             1,097,000            509,000                  -        1,606,000
Capital expenditures                                      2,864,000            488,000                  -        3,352,000

                                                                              Year Ended December 31, 1997
                                                        -------------------------------------------------------------------
                                                          Clinical
                                                        Operations         Technology             Other             Total
                                                        ----------         ----------             -----             -----
Net revenues from external customers                    $11,315,000        $   795,000        $ 2,053,000      $14,163,000
Loss from operations                                     (2,525,000)        (8,311,000)          (682,000)     (11,518,000)
Identifiable assets                                       6,263,000          3,573,000         26,938,000       36,744,000
Depreciation and amortization                               547,000             75,000             87,000          709,000
Capital expenditures                                      1,437,000             30,000             42,000        1,509,000

                                                                              Year Ended December 31, 1996
                                                        -------------------------------------------------------------------
                                                          Clinical
                                                        Operations         Technology            Other              Total
                                                        ----------         ----------            -----              -----
Net revenues from external customers                    $14,088,000        $         -        $ 1,195,000      $15,283,000
Income (loss) from operations                             2,395,000                  -           (884,000)       1,511,000
Identifiable assets                                       3,768,000                  -          1,980,000        5,748,000
Depreciation and amortization                               610,000                  -             94,000          704,000
Capital expenditures                                        371,000                  -                  -          371,000

The Company operates on a worldwide basis with two locations in the United States and two locations in the United Kingdom. Geographic information is as follows:

                                                                  Year Ended December 31, 1998
                                                       --------------------------------------------------
                                                            North
                                                           America            Europe            Total
                                                           -------            ------            -----
Net revenues from external customers                    $27,187,000         $4,620,000        $31,807,000
Income (loss) from operations                             2,037,000         (1,848,000)           189,000
Identifiable assets                                      38,033,000          2,139,000         40,172,000

                                                                   Year Ended December 31, 1997
                                                       --------------------------------------------------
                                                            North
                                                           America            Europe            Total
                                                           -------            ------            -----
Net revenues from external customers                   $ 13,188,000       $    975,000      $  14,163,000
Loss from operations                                    (10,218,000)        (1,300,000)       (11,518,000)
Identifiable assets                                      36,226,000            548,000         36,774,000


                                                                    Year Ended December 31, 1996
                                                       ----------------------------------------------------
                                                            North
                                                           America               Europe            Total
                                                           -------               ------            -----
Net revenues from external customers                   $   13,000,000       $  2,283,000     $  15,283,000
Income from operations                                      1,223,000            288,000         1,511,000
Identifiable assets                                         4,604,000          1,144,000         5,748,000

                                   SCHEDULE II

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (in thousands)

                                                 Balance                                                           Balance
                                              Beginning of     Charges to      Deductions                            End
                                                 Period          Expense      from Reserve          Other         of Period
                                              ------------     ----------     ------------          -----         ----------
December 31, 1998                                     $178              -               --            $65              $243
December 31, 1997                                     $140              -               $3            $41              $178
December 31, 1996                                     $140              -               --             --              $140

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       The financial statements of the Company filed as a part of this Report are listed on the attached Index to Consolidated
                  Financial Statements and Financial Schedule at [F-1]

         2. The Schedules to the financial statements of the Company filed as a part of this Report are listed in the attached Index to Consolidated Financial Statements and Financial Statement Schedule at [F-1]

         3        Exhibits.

     The following exhibits are filed herewith, unless otherwise marked:

         2.1      Asset Purchase Agreement among Premier Research, DLB Systems, Inc. and Recalmon(1)
         3.1      Amended and Restated Certificate of Incorporation(2)
         3.2      Bylaws(2)
         3.3      Amendment to Bylaws (filed herewith)
         4.1      Form of Stock Certificate(2)
         4.2      Preferred Stock Purchase Agreement between Premier Research and DLB Systems, Inc.(3)
         10.1     Employment Agreement with Joel Morganroth, M.D.(2)(4)
         10.2     Management Consulting Agreement with Joel Morganroth, M.D., P.C.(2)(4)
         10.3     Stock Option Agreement - Jerry Lee(2)(4)
         10.4     Stock Option Agreement - Arthur Hayes(2)(4)
         10.5     Stock Option Agreement - Connie Woodburn(4) (5)
         10.6     Amended and Restated 1993 Stock Option Plan(2)(4)
         10.7     1996 Stock Option Plan(2)(4)
         10.8     Lease of Philadelphia Facilities with amendment thereto(2)
         10.9     Agreement and Plan of Organization entered into with Premier Health Alliance, Inc.(2)
         10.10    Tax Sharing Agreement with UM Holdings, Inc.(2)
         10.12    Revolving Credit Agreement with First Union National Bank(2)
         10.13    Promissory Note to First Union National Bank(2)
         10.14    Restated Stock Option Agreement to PREMIER, Inc.(2)(4)
         10.15    Restated Stock Option Agreement to Jerry Lee(2)(4)
         10.16    Restated Option Agreement to Arthur Hays(2)(4)
         10.17    Tax Indemnity Agreement with UM Holdings, Ltd.(2)
         10.18    Amended Restated Stock Option Agreement to PREMIER, Inc.(4)
         10.19    Strategic Alliance Agreement by and between Premier Research Worlwide and en Vision Sciences, Inc.(5)
         10.20    Employment Agreement with Joseph Esposito(4)(5)
         10.21    Common Stock Purchase Agreement among AmericasDoctor.com, Inc., Medical Advisory Systems, Inc. and Premier
                  Research Worldwide (filed herewith)

         10.22    Support and Service Agreement between AmericasDoctor.com, Inc. and Premier Research Worldwide (filed herewith)
         10.23    Sublease Agreement between Premier Research Worldwide and Raytheon Engineers & Constructors, Inc.
                  (filed herewith) 21.1 Subsidiaries of the Registrant (filed herewith)
         21.1     Subsidiaries of the Registrant (filed herewith)
         23.1     Consent of Arthur Andersen, LLP (filed herewith)
         24.1     Powers of Attorneys of certain signatories (included on the signature page)
         27.0     Financial Data Schedule (filed herewith)

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

         (4)      Management contract or compensatory plan or arrangement.

         (5) Incorporated by reference to the exhibit with the same number, files in connection with the Company's Form 10K on March 30, 1998.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 1999.

PREMIER RESEARCH WORLDWIDE, LTD.

By:  /s/  Joel Morganroth
----------------------------------------
Joel Morganroth,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                                Date
/s/  Joel Morganroth                    Chief Executive Officer, Director                    March 30, 1999
----------------------------
Joel Morganroth, M.D.                   (Principal executive officer)


/s/  Joseph Esposito                    President and Chief Operating Officer                March 30, 1999
----------------------------
Joseph Esposito


/s/  Fred M. Powell                     Senior Vice President, Finance/Administration        March 30, 1999
----------------------------
Fred M. Powell                          (Principal financial and accounting officer)


/s/  Joan Carter                        Chairman, Director                                   March 30, 1999
----------------------------
Joan Carter


/s/  John Aglialoro                     Director                                             March 30, 1999
----------------------------
John Aglialoro


/s/  Arthur Hull Hayes                  Director                                             March 30, 1999
----------------------------
Arthur Hull Hayes, Jr., M.D.


/s/  Arthur W. Hicks                    Director                                             March 30, 1999
----------------------------
Arthur W. Hicks, Jr.


/s/  Charles L. Jacobson                Director                                             March 30, 1999
----------------------------
Charles L. Jacobson, M.D.


/s/  Jerry D. Lee                       Director                                             March 30, 1999
----------------------------
Jerry D. Lee


/s/   Philip J. Whitcome                Director                                             March 30, 1999
----------------------------
Philip J. Whitcome, Ph.D.


/s/  Connie Woodburn                    Director                                             March 30, 1999
----------------------------
Connie Woodburn