Form 10-Q
period 1999-03-31
PREMIER RESEARCH WORLDWIDE LTD
filed 1999-05-17
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 205498

                                    FORM 10-Q

(Mark One)

         [ X ]   Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.
For the quarterly period ended March 31, 1999

                                       or

         [   ]   Transitional report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transitional period from  _______________to_____________


Commission file number  0-29100
                        -------

                        PREMIER RESEARCH WORLDWIDE, LTD.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                       22-3264604
---------------------------------------------         -------------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employeer Identification No.)
               or organization)

           30 South 17th Street
             Philadelphia, PA                                        19103
---------------------------------------------         -------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                  215-972-0420
              (Registrant's telephone number, including area code)


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

The number of shares of Common Stock, $.01 par value, outstanding as of May 12, 1999, was 7,114,720.

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                                                                       Page

Part I.  Financial Information
             Item 1.       Consolidated Financial Statements

                           Condensed consolidated balance sheets--March 31, 1999 (unaudited) and
                           December 31, 1998                                                                              3
                           Condensed consolidated statements of operations (unaudited)--Three Months
                           Ended March 31, 1999 and 1998                                                                  4

                           Condensed consolidated statements of cash flows (unaudited)--Three Months
                           Ended March 31, 1999 and 1998                                                                  5

                           Notes to condensed consolidated financial statements (unaudited)                             6-7


             Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                                  8-11

             Item 3.       Qualitative and Quantitative Disclosures about Market Risk                                    11

Part II. Other Information

             Item 2.       Changes in Securities and Use of Proceeds                                                     12

             Item 6.       Exhibits and Reports on Form 8-K                                                              13

                           a.)      Exhibits

                                    10.24    Consulting Agreement between AmericasDoctor.com, Inc. and
                                             Premier Research Worldwide

                                    27.0     Financial Data Schedule

                           b.)      Reports on Form 8-K

                                    None


Signatures                                                                                                               14

Exhibits


                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                March 31, 1999  December 31, 1998
                                                                --------------  -----------------
                                                                                   (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                         $  8,769         $ 10,822
 Short-term investments                                               6,068            5,668
 Accounts receivable, net                                            12,283           10,423
 Prepaid expenses and other                                           1,342            2,176
 Deferred income taxes                                                  159              159
                                                                   --------         --------
   Total current assets                                              28,621           29,248

Property and equipment, net                                           4,588            4,110
Goodwill, net                                                         2,081            2,160
Other assets                                                          1,023            1,023
Deferred income taxes                                                 3,352            3,631
                                                                   --------         --------

                                                                   $ 39,665         $ 40,172
                                                                   ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                  $  2,448         $  2,519
 Accrued expenses                                                     1,421            1,156
 Deferred revenues                                                    4,395            5,556
                                                                   --------         --------
   Total current liabilities                                          8,264            9,231
                                                                   --------         --------
Commitments and contingencies

Stockholders' equity:
 Preferred stock-$10 par value, 500,000 shares authorized,
   none issued and outstanding                                           --               --
 Common stock-$.01 par value, 15,000,000 shares authorized,
   7,236,520 and 7,217,520 shares issued and outstanding                 72               72
 Additional paid-in capital                                          37,103           37,061
 Treasury stock, 177,800 shares at cost                                (779)            (779)
 Accumulated deficit                                                 (4,995)          (5,413)
                                                                   --------         --------

   Total stockholders' equity                                        31,401           30,941
                                                                   --------         --------

                                                                   $ 39,665         $ 40,172
                                                                   ========         ========

         The accompanying notes are an integral part of these statements

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)

                                                         Three Months Ended March 31
                                                         ---------------------------

                                                         1999                   1998
                                                         ----                   ----
                                                                  (unaudited)
Revenues                                              $ 12,287               $  8,013
Less-Reimbursed costs                                   (2,778)                (1,240)
                                                      --------               --------

Net revenues                                             9,509                  6,773
                                                      --------               --------

Costs and expenses:
     Direct costs                                        4,707                  2,758
     Selling, general and administrative                 3,740                  3,825
     Depreciation and amortization                         513                    343
                                                      --------               --------
Total costs and expenses                                 8,960                  6,926
                                                      --------               --------

Income (loss) from operations                              549                   (153)

Other income, net                                          148                    262

Income before income taxes                                 697                    109
Income tax provision                                       279                     44
                                                      --------               --------

Net income                                            $    418               $     65


Basic and diluted net income per share                $   0.06               $   0.01
                                                      ========               ========



         The accompanying notes are an integral part of these statements

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Three Months Ended March 31
                                                                                   ---------------------------
                                                                                       1999             1998
                                                                                       ----             ----
                                                                                            (unaudited)
Operating activities:
Net income                                                                          $    418         $     65
Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
                Depreciation and amortization                                            513              343
                Provision for losses on accounts receivable                               30               --
                Deferred income taxes                                                    279               44
                Changes in assets and liabilities:
                    Accounts receivable                                               (1,890)            (644)
                    Prepaid expenses and other                                           834             (272)
                    Accounts payable                                                     (71)            (548)
                    Accrued expenses                                                     265              (97)
                    Deferred revenues                                                 (1,161)           1,693
                                                                                    --------         --------
                         Net cash provided by (used in) operating activities            (783)             584
                                                                                    --------         --------

Investing activities:
     Purchases of property and equipment                                                (912)            (609)
     Purchases of short-term investments                                                (400)              --
     Proceeds from sales of short-term investments                                        --            4,387
                                                                                    --------         --------
                         Net cash provided by (used in) investing activities          (1,312)           3,778
                                                                                    --------         --------

Financing activities:
     Net proceeds from exercise of stock options                                          42              534

Net increase (decrease) in cash and cash equivalents                                  (2,053)           4,896
Cash and cash equivalents, beginning of period                                        10,822            4,679
                                                                                    --------         --------

Cash and cash equivalents, end of period                                            $  8,769         $  9,575
                                                                                    ========         ========


         The accompanying notes are an integral part of these statements

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Further information on potential factors that could affect the Company's financial results can be found in the Company's S-1 Registration Statement and its Reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission.

Note 2.       Net Income per Share

The Company follows SFAS No. 128 "Earnings per Share". This statement requires the presentation of basic and diluted earnings per share. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year, adjusted for the dilutive effect of common stock equivalents, which consist primarily of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations.

Three Months Ended March 31,                                                                           Per
                                                        Net                                           Share
1999                                                  Income                    Shares                Amount
------------------------------------------------      ------                    ------                ------
Basic net income................................  $       418,000               7,049,000          $      0.06
Effect of dilutive shares.......................                                  108,000                  --
                                                  ---------------             -----------          -----------

Diluted net income..............................  $       418,000               7,157,000          $      0.06
                                                  ===============               =========          ===========


1998
------------------------------------------------

Basic net income................................  $        65,000               7,082,000          $     0.01
Effect of dilutive shares.......................                                  146,000                  --
                                                  ---------------             -----------          -----------

Diluted net income..............................  $        65,000               7,228,000          $      0.01
                                                  ===============             ===========          ===========

Options to purchase 215,635 and 300,983 shares of common stock were outstanding at March 31, 1999 and 1998, respectively, but were not included in the respective computations of diluted net income per share because the option exercise prices were greater than the average market price of the Company's common stock during the respective periods.

Note 3.            Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income." The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation and short-term investments. These unrealized gains and losses were immaterial as of March 31, 1999 and 1998.

Note 4        Operating Segments

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued, effective for fiscal years ending after December 15, 1998. The Company adopted this statement for the year ended December 31, 1998. The Company's reportable segments are strategic business units that offer different products and services to a common client base. The segments are managed separately because each business requires different technology.

The Company's products and services are provided through two business segments, both in the United States and internationally: Clinical Operations, which includes centralized diagnostic testing services, clinical trial management services and clinical data management services; and Technology Operations, which includes clinical trial and data management software, support and consulting services. The Company's discontinued Phase I Clinical Research Unit and income and expense not allocated to reportable segments are reported as Other.

The Company evaluates performance based on the net revenues and operating earnings performance of the respective business segments.

Segment information is as follows:

                                                               Three months ended March 31,1999
                                            -------------------------------------------------------------------
                                               Clinical
                                              Operations         Technology            Other           Total
                                              ----------         ----------            -----           -----
Net revenues from external customers          $7,491,000         $2,018,000                 --       $9,509,000
Income from operations                           266,000            283,000                 --          549,000
Identifiable assets                           16,131,000          4,025,000         19,509,000       39,665,000

                                                              Three months ended March 31, 1998
                                            -------------------------------------------------------------------
                                               Clinical
                                              Operations         Technology            Other            Total
                                              ----------         ----------            -----            -----
Net revenues from external customers          $4,186,000         $2,513,000            $74,000       $6,773,000
Income (loss) from operations                   (676,000)           559,000            (36,000)        (153,000)
Identifiable assets                            8,001,000          3,434,000         26,986,000       38,421,000


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

Results of Operations

Three months ended March 31, 1999 compared to three months ended March 31, 1998.

Net revenues for the three months ended March 31, 1999, increased $2,736,000 or
40.4 % to $9,509,000 compared to $6,773,000 for the three months ended March 31, 1998.

The Company experienced a strong increase in net revenues in its Clinical Operations, which increased $ 3,305,000 or 79.0% to $7,491,000 for the period ended March 31, 1999 compared to $4,186,000 for the same period in 1998. The increase in net revenues was due to the Company's strong performance in centralized diagnostic testing services which increased $1,638,000 or 88.3% to $3,494,000 in the 1999 period from $1,856,000 in the 1998 period. In addition, the Company's clinical trial and data management services net revenues increased $1,667,000 or 71.5% to $3,997,000 for the three months ended March 31, 1999 from $2,330,000 for the three months ended March 31, 1998. Overall, the increase in net revenues for Clinical Operations resulted from revenues recognized from the Company's contract backlog and new clinical contracts signed during the first three months of 1999.

Net revenues for Technology Operations declined $495,000 or 19.7% to $2,018,000 for the three months ended March 31, 1999 from $2,513,000 for the three months ended March 31, 1998. The decline in net revenues was due entirely to revenues from significant software license and consulting contracts during the first quarter of 1998 while comparable contracts did not occur during the first quarter of 1999. Included in the net revenues for Technology Operations of the three months ended March 31, 1999 was $575,000 in consulting revenues relating to the Company's consulting contract with AmericasDoctor.com, Inc. (see Liquidity and Capital Resources).

During the first quarter of 1998, the Company recorded net revenues of $74,000 from its Phase I unit, which was closed during that quarter.

Direct costs for the three months ended March 31, 1999 increased $1,949,000 or 70.7% to $4,707,000 from $2,758,000 for the three months ended March 31, 1998. Direct costs, as a percentage of net revenues, increased to 49.5% for the three months ended March 31, 1999 compared to 40.7% for the same period in 1998. The increase in direct costs is due to increased staffing and subcontracting costs to support client contract requirements and to accommodate projected future net revenues. The increase in direct costs as a percentage of net revenues is due to the increase in staff and subcontracting costs and to the mix of revenues as Clinical Operations net revenues have a higher direct cost ratio than Technology Operations net revenues.

Selling, general and administrative expenses declined slightly to $3,740,000 for the three months ended March 31, 1999 from $3,825,000 for the three months ended March 31, 1998. The decline in selling, general and administrative expenses is due to personnel related and other expenses incurred in the first three months of 1998 which were not incurred in the first three months of 1999. As a percentage of net revenues, selling, general and administrative expenses were 39.3% for the first three months of 1999 compared to 56.5% for the first three months of 1998. The decline in the percentage was due entirely to the stabilization of expenses year to year and increasing net revenues.

Depreciation and amortization expense increased to $513,000 in the first quarter of 1999 from $343,000 in the comparable 1998 quarter. The increase was due to increased depreciation expense resulting from additional capital spending to support the growth in net revenues.

Other income, which consists primarily of interest earned on the Company's cash, cash equivalents and short-term investments, decreased to $148,000 from $262,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease is due to lower cash and short-term investment balances in 1999 as a result of the Company's investment in AmericasDoctor.com, Inc., in July 1998, and general uses of cash to support working capital and capital expenditure needs during 1998 and in the first quarter of 1999.

The Company's effective tax rate was 40.0% for the three months ended March 31, 1999 and 1998, respectively.

Liquidity and Capital Resources

For the three months ended March 31, 1999, the Company used cash in operations of $783,000 compared to cash provided by operations of $584,000 for the three months ended March 31, 1998. The year-to-year change was primarily the result of increased accounts receivable and decreased deferred revenues, reflecting the Company's increasing revenues, partially offset by increased net income and cash provided by changes in other working capital accounts.

At March 31, 1999, the Company had $8,769,000 of cash and cash equivalents on hand and $6,068,000 invested in short-term investments. The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with maturities of less than one year.

During the three months ended March 31, 1999, the Company purchased $912,000 of equipment compared to $609,000 during the three months ended March 31, 1998. The increase in equipment purchases reflects the additional capital equipment needed to support the growth of the Company.

During the three months ended March 31, 1999, the Company received $42,000 in cash from the exercise of 19,000 employee stock options.

On March 22, 1999, the Company announced that it had entered into a two-year, $4.6 million consulting contract with AmericasDoctor.com, Inc. Under the terms of the contract, the Company will provide consulting services to enhance this internet company's capability to effectively support patient identification, recruitment and referral to clinical investigational sites for both Premier Research and other companies in the pharmaceutical, biotechnology and medical device industries. The Company's consulting fees will be paid in eight equal quarterly installments through December, 2000.

The Company has a line of credit with a bank, through June 30, 1999, that provides for borrowings up to $3,000,000 at an interest rate of prime minus 35 basis points. The line of credit agreement includes certain covenants, the most restrictive of which limit future indebtedness and require compliance with a liabilities-to-tangible net worth ratio. To date, the Company has not borrowed any amounts under its line of credit.

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

The Company estimates that the costs associated with its Year 2000 program will be approximately $ 0.5 million, including costs already incurred. Total Year 2000 costs of approximately $0.3 million have been incurred by the Company through March 31, 1999. The estimates of cost, timing and impact of addressing the Year 2000 issue are based on numerous assumptions of future events, including the continued availability of certain resources, the ability of the Company to meet its deadlines and the cooperation of third parties. However, there can be no guarantee that the assumptions will be correct and that these estimates will be achieved. Actual results could differ significantly from those expected by the Company.

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

Item 3.       Qualitative and Quantitative Disclosures About Market Risk

The Company's primary financial market risks include fluctuations in interest rates and currency exchange rates.

There have been no significant changes since December 31, 1998.

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

(2)   Offering Date:      February 4, 1997

(3)     Not Applicable

(4)   (i) The offering terminated after all shares registered were sold

      (ii)   Managing Underwriters:    Montgomery Securities
                                       Furman Selz
                                       Genesis Merchant Group

      (iii)  Class of Securities Registered: Common Stock

      (iv)                                      Account of Company             Account of Selling Shareholder
                                                ------------------             ------------------------------
             Amount Registered                  2,206,250 common stock         956,250 common stock

             Aggregate price of
             Amount Registered                  $37,506,250                    $16,256,250

             Amount Sold                          2,206,250                        956,250

             Aggregate Offering
             Price of Amount Sold               $37,506,250                     16,256,250

      (v)    Expenses of offering for account of the Company:
             Underwriting Discount and Commission                               $2,625,437
             Other expenses                                                       $698,813
             Total Expenses                                                     $3,324,250

             (A) There were no direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of common stock of the Company; or affiliates of the Company.

             (B) All of the above payments were direct or indirect payments to others not described in clause (A).

      (vi)   Net Offering Proceeds to the Company:                               $34,182,000

      (vii) Use of Proceeds as of March 31, 1999:
             Net cash paid for business acquisition:                               8,655,000
             Net cash paid for minority equity investment                          1,000,000
             Purchase of Equipment:                                                5,772,000
             Working Capital:                                                      3,919,000
             Temporary Investments (consisting of short-term,
             Investment-grade securities):                                         6,068,000

             All of the above payments were to others not described in item (v) (A) above.

      (viii) The use of proceeds is consistent with the Prospectus

Item 6.  Exhibits and Reports on Form 8-K

             a.) Exhibits
                 10.24 Consulting agreement between AmericasDoctor.com, Inc. and
                       Premier Research Worldwide

                 27.0  Financial Data Schedule

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



                                       PREMIER RESEARCH WORLDWIDE, LTD.
                                                 (Registrant)

Date:         May 17, 1999             By:  /s/ Joel Morganroth
                                            -----------------------------------
                                            Joel Morganroth, MD
                                            Chief Executive Officer




Date:         May 17, 1999             By:  /s/ Fred M. Powell
                                            -----------------------------------
                                            Fred M. Powell
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

The following exhibits are filed herewith, unless otherwise marked:

10.24 Consulting Agreement between AmericasDoctor.com, Inc. and Premier Research (filed herewith)

27.0   Financial Data Schedule (filed herewith)