Form 10-Q
period 1999-06-30
PREMIER RESEARCH WORLDWIDE LTD
filed 1999-08-16
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 205498

                                    FORM 10-Q

(Mark One)

         [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1999

                                       or

         [ ] Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transitional period from                      to
                                 --------------------   ----------------------


Commission file number  0-29100
                        -------

                        PREMIER RESEARCH WORLDWIDE, LTD.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   22-3264604
---------------------------------          -----------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

         30 South 17th Street
            Philadelphia, PA                                19103
---------------------------------------    ------------------------------------
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

The number of shares of Common Stock, $.01 par value, outstanding as of August 13, 1999, was 7,136,730.

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                             Page

Part I.  Financial Information

             Item 1.       Financial Statements

                           Condensed consolidated balance sheets--June 30, 1999 (unaudited) and
                           December 31, 1998                                                                   3

                           Condensed consolidated statements of operations (unaudited)--Three Months
                           And Six Months Ended June 30, 1999 and 1998                                         4

                           Condensed consolidated statements of cash flows (unaudited)--Six Months
                           Ended June 30, 1999 and 1998                                                        5

                           Notes to condensed consolidated financial statements (unaudited)                  6-8


             Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                       9-13

             Item 3        Qualitative and Quantitative Disclosure about Market Risk                          13




Part II. Other Information

             Item 2        Changes in Securities and Use of Proceeds                                          14

             Item 4.       Submission of Matters to a Vote of Security Holders                                15


             Item 6.       Exhibits and Reports on Form 8-K                                                   15

                           a.)      Exhibits

                           27       Financial Data Schedule


                           b.)      Reports on Form 8-K

                                    None


Signatures                                                                                                    16

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                     June 30, 1999   December 31, 1998
                                                                     -------------   -----------------
                                                                      (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                            $  7,604          $ 10,822
  Short-term investments                                                  5,381             5,668
  Accounts receivable, net                                               14,621            10,423
  Prepaid expenses and other                                              1,283             2,176
  Deferred income taxes                                                     159               159
                                                                       --------          --------
    Total current assets                                                 29,048            29,248

Property and equipment, net                                               4,374             4,110
Goodwill, net                                                             2,002             2,160
Other assets                                                              1,023             1,023
Deferred income taxes                                                     3,033             3,631
                                                                       --------          --------

                                                                       $ 39,480          $ 40,172
                                                                       ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $  2,024          $  2,519
  Accrued expenses                                                        1,479             1,156
  Deferred revenues                                                       3,969             5,556
                                                                       --------          --------
         Total current liabilities                                        7,472             9,231
                                                                       --------          --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock-$10 par value, 500,000 shares authorized,
           none issued and outstanding                                       --                --
  Common stock-$.01 par value, 15,000,000 shares authorized,
           7,292,520 and 7,217,520 shares issued                             73                72
Additional paid-in capital                                               37,230            37,061
Treasury stock, 177,800 shares at cost                                     (779)             (779)
Accumulated deficit                                                      (4,516)           (5,413)
                                                                       --------          --------
         Total stockholders' equity                                      32,008            30,941
                                                                       --------          --------

                                                                       $ 39,480          $ 40,172
                                                                       ========          ========

         The accompanying notes are an integral part of these statements

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)

                                                      Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                 ---------------------------         --------------------------
                                                    1999              1998              1999              1998
                                                    ----              ----              ----              ----
                                                            (unaudited)                      (unaudited)
Revenues                                         $ 13,893          $  9,575          $ 26,180          $ 17,588
Less-Reimbursed costs                              (2,885)           (1,504)           (5,663)           (2,744)
                                                 --------          --------          --------          --------

Net revenues                                       11,008             8,071            20,517            14,844
                                                 --------          --------          --------          --------

Costs and expenses:
     Direct costs                                   4,841             3,559             9,548             6,317
     Selling, general and administrative            4,947             4,106             8,687             7,931
     Depreciation and amortization                    560               387             1,073               730
                                                 --------          --------          --------          --------
Total costs and expenses                           10,348             8,052            19,308            14,978
                                                 --------          --------          --------          --------

Income (loss) from operations                         660                19             1,209              (134)

Other income, net                                     138               249               286               511
                                                 --------          --------          --------          --------

Income before income taxes                            798               268             1,495               377
Income tax provision                                  319               108               598               152
                                                 --------          --------          --------          --------

Net income                                       $    479          $    160          $    897          $    225
                                                 ========          ========          ========          ========

Basic and diluted net income per share           $   0.07          $   0.02          $   0.13          $   0.03
                                                 ========          ========          ========          ========


        The accompanying notes are an integral part of these statements

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Six Months Ended June 30,
                                                                                        1999              1998
                                                                                        ----              ----
                                                                                              (unaudited)
Operating activities:
     Net income                                                                      $    897          $    225
     Adjustments to reconcile net income to net cash
           used in operating activities:
                Depreciation and amortization                                           1,073               730
                Provision for losses on accounts receivable                               101                --
                Deferred income taxes                                                     598               152
                Changes in assets and liabilities:
                    Accounts receivable                                                (4,299)           (3,490)
                    Prepaid expenses and other                                            893              (984)
                    Accounts payable                                                     (495)             (429)
                    Accrued expenses                                                      323               (82)
                    Deferred revenues                                                  (1,587)            1,054
                                                                                     --------          --------
                         Net cash used in operating activities                         (2,496)           (2,824)
                                                                                     --------          --------

Investing activities:
     Purchases of property and equipment                                               (1,179)           (1,186)
     Proceeds from sales of short-term investments                                        287             8,839
                                                                                     --------          --------
                         Net cash provided by (used in) investing activities             (892)            7,653
                                                                                     --------          --------

Financing activities:
     Net proceeds from exercise of stock options                                          170               534
                                                                                     --------          --------

Net increase (decrease) in cash and cash equivalents                                   (3,218)            5,363
Cash and cash equivalents, beginning of period                                         10,822             4,679
                                                                                     --------          --------

Cash and cash equivalents, end of period                                             $  7,604          $ 10,042
                                                                                     ========          ========

         The accompanying notes are an integral part of these statements

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Further information on potential factors that could affect the Company's financial results can be found in the Company's S-1 Registration Statement and its Reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission.

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


Three Months Ended June 30,
                                                                         Per
                                     Net                                Share
1999                                Income            Shares            Amount
----------------------------        ------            ------            ------

Basic ...................         $ 479,000         7,110,000         $   0.07
Effect of dilutive shares              --              88,000               --
                                  ---------         ---------         --------
Diluted .................         $ 479,000         7,198,000         $   0.07
                                  =========         =========         ========


1998
----------------------------

Basic ...................         $ 160,000         7,174,000         $   0.02
Effect of dilutive shares              --             100,000               --
                                  ---------         ---------         --------
Diluted .................         $ 160,000         7,274,000         $   0.02
                                  =========         =========         ========

Options to purchase 289,160 and 621,414 shares of common stock were outstanding at June 30, 1999 and 1998, respectively, but were not included in the computation of diluted net income per share for the three months ended June 30, 1999 and 1998 because the option exercise prices were greater than the average market price of the Company's common stock during the period.

Six Months Ended June 30,
-------------------------
                                                                        Per
                                     Net                               Share
1999                                Income            Shares           Amount
--------------------------         --------           ------           ------

Basic ...................         $ 897,000         7,080,000         $   0.13
Effect of dilutive shares              --              98,000               --
                                  ---------         ---------         --------
Diluted .................         $ 897,000         7,178,000         $   0.13
                                  =========         =========         ========


1998
--------------------------

Basic ...................         $ 225,000         7,128,000         $   0.03
Effect of dilutive shares              --             150,000               --
                                  ---------         ---------         --------
Diluted .................         $ 225,000         7,278,000         $   0.03
                                  =========         =========         ========


Options to purchase 239,148 and 571,414 shares of common stock were outstanding at June 30, 1999 and 1998, respectively, but were not included in the computation of diluted net income per share for the six months ended June 30, 1999 and 1998 because the option exercise prices were greater than the average market price of the Company's common stock during the period.

Note 3.        Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income." The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation and short-term investments. These unrealized gains and losses were immaterial as of June 30, 1999 and 1998.

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

The Company's products and services are provided through two business segments, both in the United States and internationally: Clinical Operations, which includes centralized diagnostic testing services, clinical trial management services and clinical data management services; and Technology Operations, which includes clinical trial and data management software, support and consulting services. The Company's discontinued Phase I Clinical Research Unit and Clinical Laboratory operations and income and expense not allocated to reportable segments are reported as Other.

The Company evaluates performance based on the net revenues and operating earnings performance of the respective business segments.

Segment information is as follows:

                                                                           Three months ended June 30,1999
                                                         -----------------------------------------------------------------
                                                          Clinical
                                                         Operations         Technology            Other           Total
                                                         ----------         ----------            -----           -----
Net revenues from external customers                    $ 8,966,000         $1,867,000        $   175,000      $11,008,000
Income from operations                                      751,000            157,000           (248,000)         660,000
Identifiable assets                                      17,761,000          4,036,000         17,683,000       39,480,000

                                                                          Three months ended June 30, 1998
                                                         -----------------------------------------------------------------
                                                          Clinical
                                                         Operations         Technology            Other           Total
                                                         ----------         ----------            -----           -----
Net revenues from external customers                    $ 4,801,000         $2,467,000        $   803,000      $ 8,071,000
Income (loss) from operations                              (466,000)           124,000            361,000           19,000
Identifiable assets                                      10,643,000          3,822,000         23,520,000       37,985,000

                                                                             Six months ended June 30,1999
                                                         -----------------------------------------------------------------
                                                          Clinical
                                                         Operations         Technology            Other           Total
                                                         ----------         ----------            -----           -----
Net revenues from external customers                    $16,140,000         $3,885,000        $   492,000      $20,517,000
Income (loss) from operations                             1,072,000            440,000           (303,000)       1,209,000
Identifiable assets                                      17,761,000          4,036,000         17,683,000       39,480,000

                                                                            Six months ended June 30, 1998
                                                         -----------------------------------------------------------------
                                                           Clinical
                                                         Operations         Technology            Other           Total
                                                         ----------         ----------            -----           -----
Net revenues from external customers                    $ 8,808,000         $4,981,000        $ 1,055,000      $14,844,000
Income (loss) from operations                              (910,000)           683,000             93,000         (134,000)
Identifiable assets                                      10,643,000          3,822,000         23,520,000       37,985,000



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

Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 1999

Net revenues for the three months ended June 30, 1999, increased $2,937,000 or 36.4% to $11,008,000 compared to $8,071,000 for the three months ended June 30, 1998.

The Company experienced a strong increase in net revenues in its Clinical Operations, which increased $ 4,165,000 or 86.8% to $8,966,000 for the period ended June 30, 1999 compared to $4,801,000 for the same period in 1998. The increase in net revenues was the result of the Company's strong performance in centralized diagnostic testing services which increased $1,348,000 or 68.6% to $3,313,000 in the 1999 period from $1,965,000 in the 1998 period. In addition, the Company's clinical trial and data management services net revenues increased $2,817,000 or 99.3% to $5,653,000 for the three months ended June 30, 1999 from $2,836,000 for the three months ended June 30, 1998. Overall, the increase in net revenues for Clinical Operations resulted from revenues recognized from the Company's contract backlog and new clinical contracts signed during the three months ended June 30, 1999.

The Company has decided to phase out its clinical laboratory operations, which primarily provides blood sample testing in conjunction with clinical trials. Contractual client obligations for these services will be met through subcontracting agreements with comparable laboratories, beginning in the third quarter of 1999. During the three months ended June 30, 1999, net revenues from clinical laboratory operations were $175,000 compared to $742,000 for the three months ended June 30, 1998.

Net revenues for Technology Operations declined $600,000 or 24.3% to $1,867,000 for the three months ended June 30, 1999 from $2,467,000 for the three months ended June 30, 1998. The decline in net revenues was due to timing of new software and related consulting contracts, which is common place in the software market. These timing related issues resulted in the recognition of revenues from significant new software licenses and consulting contracts during the second quarter of 1998 with comparable revenues not recognized in the second quarter of 1999.

During the second quarter of 1998, the Company recorded net revenues of $61,000 from its Phase I unit, which was closed during the first quarter of 1998.

Direct costs for the three months ended June 30, 1999 increased $1,282,000 or 36.0% to $4,841,000 from $3,559,000 for the three months ended June 30, 1999.
The increase in direct costs is due to increased staffing and subcontracting costs to support client contract requirements and to accommodate projected future net revenues. Direct costs, as a percentage of net revenues, for the three months ended June 30, 1999 and 1998 remained constant at 44.0% of net revenues.

Selling, general and administrative expenses increased $841,000 or 20.5% to $4,947,000 for the three months ended June 30, 1999 from $4,106,000 for the three months ended June 30, 1998. The increase in selling, general and administrative expenses is due to increased personnel and personnel related costs and other expenses incurred in the three months ended June 30, 1999 including $250,000 of closedown costs for the clinical laboratory. As a percentage of net revenues, selling, general and administrative expenses were 44.9% for the second quarter of 1999 compared to 50.9% for the second quarter of 1998. The decline in the percentage was due primarily to increasing net revenues.

Depreciation and amortization expense increased to $560,000 in the second quarter of 1999 from $387,000 in the comparable 1998 quarter. The increase was due to increased depreciation expense resulting from additional capital spending to support the growth in net revenues.

Other income, which consists primarily of interest earned on the Company's cash, cash equivalents and short-term investments, decreased to $138,000 from $249,000 for the three months ended June 30, 1999 and 1998, respectively. The decrease is due to lower cash and short-term investment balances in 1999 as a result of the Company's use of cash to support working capital and capital expenditure needs in 1999.

The Company's effective tax rate was 40.0% for both the three months ended June 30, 1999 and 1998.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

Net revenues for the six months ended June 30, 1999, increased $5,673,000 or 38.2% to $20,517,000 compared to $14,844,000 for the six months ended June 30, 1998.

The Company continued to experience a strong increase in net revenues in its Clinical Operations, which increased $7,332,000 or 83.2% to $16,140,000 for the period ended June 30, 1999 compared to $8,808,000 for the same period in 1998. The increase in net revenues was the result of the Company's strong performance in centralized diagnostic testing services which increased $2,848,000 or 78.2% to $6,490,000 in the 1999 period from $3,642,000 in the 1998 period. In addition, the Company's clinical trial and data management services net revenues increased $4,484,000 or 86.8% to $9,650,000 for the six months ended June 30, 1999 from $5,166,000 for the six months ended June 30, 1998. Overall, the increase in net revenues for Clinical Operations resulted from revenues recognized from the Company's contract backlog and new clinical contracts signed during the six months ended June 30, 1999.

The Company has decided to phase out its clinical laboratory operations, which primarily provides blood sample testing in conjunction with clinical trials. Contractual client obligations for these services will be met through subcontracting agreements with comparable laboratories, beginning in the third quarter of 1999. During the six months ended June 30, 1999, net revenues from clinical laboratory operations were $492,000 compared to $921,000 for the three months ended June 30, 1998.

Net revenues for Technology Operations declined $1,096,000 or 22.0% to $3,885,000 for the six months ended June 30, 1999 from $4,981,000 for the six months ended June 30, 1998. The decline in net revenues was due to timing of new software and related consulting contracts, which is common place in the software market. These timing related issues resulted in the recognition of revenues from significant new software licenses and consulting contracts during the first six months of 1998 with comparable revenues not recognized in the first six months of 1999.

During the six months ended June 30, 1998, the Company recorded net revenues of $134,000 from its Phase I unit, which was closed during the first quarter of 1998.

Direct costs for the six months ended June 30, 1999 increased $3,231,000 or 51.1% to $9,548,000 from $6,317,000 for the six months ended June 30, 1999. The increase in direct costs is due to increased staffing and subcontracting costs to support client contract requirements and to accommodate projected future net revenues. Direct costs, as a percentage of net revenues, for the six months ended June 30, 1999 were 46.5% compared to 42.6% for the same period in 1998. The increase in direct costs as a percentage of net revenues is due to the increase in staff and subcontracting costs and to the mix of revenues as Clinical Operations net revenues have a higher direct cost ratio than Technology Operations net revenues.

Selling, general and administrative expenses increased $756,000 or 9.5% to $8,687,000 for the six months ended June 30, 1999 from $7,931,000 for the six months ended June 30, 1998. The increase in selling, general and administrative expenses is due to increased personnel related and other expenses incurred in the six months ended June 30, 1999 including $250,000 of closedown costs for the clinical laboratory. As a percentage of net revenues, selling, general and administrative expenses were 42.3% for the six months ended June 30, 1999 compared to 53.4% for the six months ended June 30, 1998. The decline in the percentage was due primarily to increasing net revenues.

Depreciation and amortization expense increased to $1,073,000 for the six months ended June 30, 1999 from $730,000 in the comparable 1998 period. The increase was due to increased depreciation expense resulting from additional capital spending to support the growth in net revenues.

Other income, which consists primarily of interest earned on the Company's cash, cash equivalents and short-term investments, decreased to $286,000 from $511,000 for the six months ended June 30, 1999 and 1998, respectively. The decrease is due to lower cash and short-term investment balances in 1999 as a result of the Company's use of cash to support working capital and capital expenditure needs in 1999.

The Company's effective tax rate was 40.0% for both the six months ended June 30, 1999 and 1998.

Liquidity and Capital Resources

For the six months ended June 30, 1999, the Company used cash in operations of $2,496,000 compared to $2,824,000 of cash used in operations for the six months ended June 30, 1998. The year-to-year change was primarily the result of increased income before depreciation and amortization, lower prepaid expenses and increased accrued expenses, which were partially offset by higher accounts receivable and lower deferred revenues.

At June 30, 1999, the Company had $7,604,000 of cash and cash equivalents on hand and $5,381,000 invested in short-term securities. For the six months ended June 30, 1999, the Company sold, upon maturity, $287,000 of short-term investments and re-invested the proceeds in investments with maturities of ninety days or less. The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with maturities of less than one year.

During the six months ended June 30, 1999, the Company purchased $1,179,000 of equipment compared to $1,186,000 during the six months ended June 30, 1998.

During the six months ended June 30, 1999, the Company received $170,000 in cash from the exercise of 75,000 employee stock options.

On March 22, 1999, the Company announced that it had entered into a two-year, $4.6 million consulting contract with AmericasDoctor.com, Inc. Under the terms of the contract, the Company will provide consulting services to enhance this internet company's capability to effectively support patient identification, recruitment and referral to clinical investigational sites for both Premier Research and other companies in the pharmaceutical, biotechnology and medical device industries. The Company's consulting fees will be paid in eight equal quarterly installments through December 2000. Through the first six months of 1999, the Company recognized $1,150,000 in net revenues under this agreement.

The Company has a line of credit with a bank through June 30, 2000, that provides for borrowings up to $3,000,000 at an interest rate of prime minus 35 basis points. The line of credit agreement includes certain covenants, the most restrictive of which limit future indebtedness and require compliance with a liabilities-to-tangible net worth ratio. To date, the Company has not borrowed any amounts under its line of credit.

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

Year 2000

The Company is aware of the issues and problems associated with the Year 2000 date change. The Company has been addressing company-wide data processing and infrastructure issues since 1995. Premier Research has undertaken a Year 2000 Compliance Plan that will be completed by September 1, 1999. In addition, the Company had all clinical systems Year 2000 compliant by July 31, 1999. The purpose of this plan is to assure that Premier Research, as a corporate entity, has assessed and taken appropriate actions necessary to become compliant with any issues regarding Year 2000 requirements. The problems surrounding Year 2000 compliance are of extreme concern to the Company, since Premier Research is a clinical research organization providing diagnostic testing and clinical research services to the pharmaceutical industry, as well as a developer of clinical database management software. The Company produces and delivers information that is date sensitive, especially in deriving date and time calculations; Premier Research currently can provide to its clients, date formats that contain century markers or 4-digit year fields for any of its clinical and diagnostic information.

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

As of today all of the Company's information technology infrastructure has been assessed. Those that have shown not to be in compliance are currently being evaluated and renovated for compliance. If a system can not be made compliant to the requirements, the system will be replaced with one that is compliant. All systems are anticipated to be compliant by September 30, 1999.

The Company is also assessing its facilities worldwide that it leases or owns, and plans to complete its deployment of applicable contingency plans by September 30, 1999.

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

The Company estimates that the costs associated with its Year 2000 program will be approximately $ 0.5 million, including costs already incurred. Total Year 2000 costs of approximately $0.3 million have been incurred by the Company through June 30, 1999. The estimates of cost, timing and impact of addressing the Year 2000 issue are based on numerous assumptions of future events, including the continued availability of certain resources, the ability of the Company to meet its deadlines and the cooperation of third parties. However, there can be no guarantee that the assumptions will be correct and that these estimates will be achieved. Actual results could differ significantly from those expected by the Company.

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

       (vi)   Net Offering Proceeds to the Company:                             $34,182,000

       (vii)  Use of Proceeds as of June 30, 1999:
              Net cash paid for business acquisition:                             8,655,000
              Net cash paid for minority equity investment                        1,000,000
              Purchase of Equipment:                                              6,038,000
              Working Capital:                                                    5,504,000
              Temporary Investments (consisting of short-term,
              Investment-grade securities):                                       5,381,000

              All of the above payments were to others not described in item (v) (A) above.

       (viii) The use of proceeds is consistent with the Prospectus

Item 4.       Submission of Matters to a Vote of Security Holders

 The Company held its Annual Meeting of Shareholders on May 25, 1999. Matters submitted to the Shareholders for vote were the election of three directors to each serve a three-year term until 2002, approval of an amendment to the Company's 1996 Stock Option Plan to (a) reserve an additional 600,000 shares of Common Stock for issuance thereunder and (b) provide for fixed initial and annual grants of stock options to the Company's outside directors, and the ratification of the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1999 .

At the meeting, the shareholders elected Arthur W. Hicks, Jr. and Jerry D. Lee to the Board of Directors with 5,876,291 votes for the election or 82.6% of the 7,114,720 shares outstanding and elibible to vote with 647,250 shares withheld and Joel Morganroth, MD with 6,516,091 votes for election or 91.6% respectively of the 7,114,720 shares outstanding and eligible to vote with 7,450 shares withheld. With their election, they join Joan Carter, John Aglialoro, Charles L. Jacobson, MD, Arthur Hull Hayes, Jr., MD, Philip J. Whitcome, Ph.D., and Connie Woodburn as Directors of the Company.

The shareholders approved the amendments to the Company's 1996 Stock Option plan with 4,469,465 shares voted for approval or 62.8% of the 7,114,720 shares outstanding and eligible to vote with 104,562 shares voted against the amendment and 12,600 shares abstaining or representing broker non-votes.

In addition, the Shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for 1999 with 6,514,041 shares voting for ratification or 91.6% of the 7,114,720 shares outstanding and eligible to vote with 2,150 votes against ratification and 7,350 shares abstaining.

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



                                  PREMIER RESEARCH WORLDWIDE, LTD.
                                            (Registrant)

Date:   August 16, 1999           By:    /s/    Joel Morganroth
                                       -----------------------------------
                                          Joel Morganroth, MD
                                          Chief
                                          Executive Officer



Date:   August 16, 1999           By:    /s/   John R. Bauer
                                       --------------------------
                                          John R. Bauer
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)