Form 10-Q
period 1999-09-30
PREMIER RESEARCH WORLDWIDE LTD
filed 1999-11-15
CIK 1026650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 205498

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended September 30, 1999
                               ------------------

                                       or

[ ] Transitional report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transitional period from                       to
                                 ----------------------  ----------------------

Commission file number  0-29100
                      ---------

                        PREMIER RESEARCH WORLDWIDE, LTD.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Delaware                                                            22-3264604
-------------------------------------------------------------        --------------------------------------------------------------
       (State or other jurisdiction of incorporation                                (I.R.S. Employer Identification No.)
                      or organization)

                  30 South 17th Street
                    Philadelphia, PA                                                               19103
-------------------------------------------------------------        --------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days. X  Yes    No
                                  ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, $.01 par value, outstanding as of November 12, 1999, was 6,862,250.

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                                       Page
                                                                                                                       ----
Part I.  Financial Information

             Item 1.       Financial Statements

                           Condensed consolidated balance sheets--September 30, 1999 (unaudited) and
                           December 31, 1998                                                                              3
                           Condensed consolidated statements of operations (unaudited)--Three Months
                           And Nine Months Ended September 30, 1999 and 1998                                              4

                           Condensed consolidated statements of cash flows (unaudited)--Nine Months
                           Ended September 30, 1999 and 1998                                                              5

                           Notes to condensed consolidated financial statements (unaudited)                             6-8

             Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                                  8-13

             Item 3.       Qualitative and Quantitative Disclosures about Market Risks.                                  13


Part II. Other Information 13
             Item 2.       Changes in Securities and Use of Proceeds                                                     14

             Item 6.       Exhibits and Reports on Form 8-K                                                              15

                           a.)      Exhibits


                           b.)      Reports on Form 8-K


Signatures                                                                                                               16

                                       2

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                 September 30, 1999        December 31, 1998
                                                                                 ------------------        -----------------
                                                                                    (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                             $ 12,893                   $ 10,822
   Short-term investments                                                                   4,604                      5,668
   Accounts receivable, net                                                                10,963                     10,423
   Prepaid expenses and other                                                               1,486                      2,176
   Deferred income taxes                                                                      159                        159
                                                                                         --------                   --------
         Total current assets                                                              30,105                     29,248

Property and equipment, net                                                                 4,408                      4,110
Goodwill, net                                                                               1,923                      2,160
Other assets                                                                                1,023                      1,023
Deferred income taxes                                                                       2,644                      3,631
                                                                                         --------                   --------
                                                                                         $ 40,103                   $ 40,172
                                                                                         ========                   ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                         1,520                   $  2,519
   Accrued expenses                                                                         3,273                      1,156
   Deferred revenues                                                                        4,583                      5,556
                                                                                         --------                   --------
         Total current liabilities                                                          9,376                      9,231
                                                                                         --------                   --------
Commitments and contingencies

Stockholders' equity:
    Preferred stock-$10 par value, 500,000 shares authorized,
               none issued and outstanding                                                      --                         --
    Common stock-$.01 par value, 15,000,000 shares authorized,
               7,322,530 and 7,217,520 shares issued                                            73                         72
    Additional paid-in capital                                                              37,298                     37,061
    Treasury stock, 499,800 and 177,800 shares at cost                                      (2,711)                      (779)
    Accumulated deficit                                                                     (3,933)                    (5,413)
                                                                                          --------                   --------
         Total stockholders' equity                                                         30,727                     30,941
                                                                                          --------                   --------
                                                                                          $ 40,103                   $ 40,172
                                                                                          ========                   ========


         The accompanying notes are an integral part of these statements

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                         Three Months Ended                          Nine Months Ended
                                                            September 30,                              September 30,
                                                   ----------------------------             ----------------------------------
                                                        1999            1998                       1999               1998
                                                        ----            ----                       ----               ----
                                                            (unaudited)                                 (unaudited)

Revenues                                             $ 13,804        $  9,855                   $ 39,984             $ 27,443
Less-Reimbursed costs                                  (2,363)         (1,696)                    (8,026)              (4,440)
                                                     --------        --------                   --------             --------

Net revenues                                           11,441           8,159                     31,958               23,003
                                                     --------        --------                   --------             --------
Costs and expenses:
     Direct costs                                       4,343           3,360                     13,891                9,677
     Selling, general and administrative                5,638           4,251                     14,325               12,182
     Depreciation and amortization                        585             416                      1,658                1,146
                                                     --------        --------                   --------             --------
Total costs and expenses                               10,566           8,027                     29,874               23,005
                                                     --------        --------                   --------             --------
Income (loss) from operations                             875             132                      2,084                   (2)

Other income, net                                          97             216                        383                  727
                                                     --------        --------                   --------             --------
Income before income taxes                                972             348                      2,467                  725
Income tax provision                                      389             138                        987                  290
                                                     --------        --------                   --------             --------
Net income                                           $    583        $    210                   $  1,480             $    435
                                                     ========        ========                   ========             ========

Basic and diluted net income per share               $   0.08        $   0.03                   $   0.21             $   0.06
                                                     ========        ========                   ========             ========





         The accompanying notes are an integral part of these statements

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             Nine Months Ended September 30,
                                                                                           ---------------------------------
                                                                                               1999                   1998
                                                                                               ----                   ----
                                                                                                       (unaudited)
Operating activities:
  Net income                                                                               $  1,480               $    435
  Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
                Depreciation and amortization                                                 1,658                  1,146
                Provision for doubtful accounts                                                 206                     --
                Deferred income taxes                                                           987                    290
                Changes in assets and liabilities:
                    Accounts receivable                                                        (746)                (3,105)
                    Prepaid expenses and other                                                  690                   (510)
                    Accounts payable                                                           (999)                  (673)
                    Accrued expenses                                                          2,117                    302
                    Deferred revenues                                                          (973)                 1,558
                                                                                           --------               --------
                         Net cash provided by (used in) operating activities                  4,420                   (557)
                                                                                           --------               --------

Investing activities:
     Purchases of property and equipment                                                     (1,719)                (1,756)
     America's Doctor investment                                                                 --                 (1,000)
     Proceeds from sales of short-term investments                                            1,064                  9,462
                                                                                           --------               --------
                         Net cash provided by (used in) investing activities                   (655)                 6,706
                                                                                           --------               --------

Financing activities:
     Repurchase of common stock for treasury                                                 (1,932)                  (540)
     Net proceeds from exercise of stock options                                                238                    552
                                                                                           --------               --------
                         Net cash provided by (used in) financing activities                 (1,694)                    12
                                                                                           --------               --------
Net increase in cash and cash equivalents                                                     2,071                  6,161
Cash and cash equivalents, beginning of period                                               10,822                  4,679
                                                                                           --------               --------

Cash and cash equivalents, end of period                                                   $ 12,893               $ 10,840
                                                                                           ========               ========



         The accompanying notes are an integral part of these statements

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Further information on potential factors that could affect the Company's financial results can be found in the Company's S-1 Registration Statement and its Reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission.

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

Three Months Ended September 30,
--------------------------------

                                                                                                        Per
                                                                      Net                              Share
1999                                                                Income          Shares             Amount
----                                                                ------          ------             ------

Basic........................................................     $ 583,000       7,011,000            $  0.08
Effect of dilutive shares...................................             --          74,000                 --
                                                                  ---------       ---------            -------
Diluted......................................................     $ 583,000       7,085,000            $  0.08
                                                                  =========       =========            =======

1998
----
Basic........................................................     $ 210,000       7,106,000            $  0.03
Effect of dilutive shares...................................             --          79,000                 --
                                                                  ---------       ---------            -------
Diluted......................................................     $ 210,000       7,185,000            $  0.03
                                                                  =========       =========            =======

Options to purchase 213,029 and 652,132 shares of common stock were outstanding at September 30, 1999 and 1998, respectively but were not included in the computation of diluted net income per share for the three months ended September 30, 1999 and 1998 because the option exercise prices were greater than the average market price of the Company's common stock during the period.

Nine Months Ended September 30,
-------------------------------

                                                                                                        Per
                                                                      Net                              Share
1999                                                                Income          Shares             Amount
----                                                                ------          ------             ------

Basic........................................................   $ 1,480,000       7,057,000            $  0.21
Effect of dilutive shares...................................             --          94,000                 --
                                                                -----------       ---------            -------
Diluted......................................................   $ 1,480,000       7,151,000            $  0.21
                                                                ===========       =========            =======

1998
----

Basic........................................................   $   435,000       7,121,000            $  0.06
Effect of dilutive shares...................................             --          96,000                 --
                                                                -----------       ---------            -------
Diluted......................................................   $   435,000       7,217,000            $  0.06
                                                                ===========       =========            =======

Options to purchase 239,275 and 634,951 shares of common stock were outstanding at September 30, 1999 and 1998, respectively but were not included in the computation of diluted net income per share for the nine months ended September 30, 1999 and 1998 because the option exercise prices were greater than the average market price of the Company's common stock during the period.

Note 3. Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income." The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation and short-term investments. These unrealized gains and losses were immaterial as of September 30, 1999 and 1998.

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

Segment information is as follows:


                                                                      Three months ended September 30,1999
                                                       -------------------------------------------------------------------
                                                         Clinical
                                                       Operations         Technology               Other           Total
                                                       ----------         ----------               -----           -----
Net revenues from external customers                   $  6,915,000       $  4,439,000        $    87,000      $11,441,000
Income (loss) from operations                              (772,000)         1,799,000           (152,000)         875,000
Identifiable assets                                      14,763,000          3,912,000         21,428,000       40,103,000

                                                                     Three months ended September 30, 1998
                                                       -------------------------------------------------------------------
                                                         Clinical
                                                       Operations         Technology               Other           Total
                                                       ----------         ----------               -----           -----
Net revenues from external customers                     $5,146,000         $2,611,000           $402,000       $8,159,000
Income (loss) from operations                              (497,000)           684,000            (55,000)         132,000
Identifiable assets                                      10,695,000          3,494,000         24,128,000       38,317,000

                                                                       Nine months ended September 30,1999
                                                       -------------------------------------------------------------------
                                                         Clinical
                                                       Operations         Technology               Other           Total
                                                       ----------         ----------               -----           -----
Net revenues from external customers                    $23,055,000         $8,324,000           $579,000      $31,958,000
Income (loss) from operations                               300,000          2,240,000           (456,000)       2,084,000
Identifiable assets                                      14,763,000          3,912,000         21,428,000       40,103,000

                                                                      Nine months ended September 30, 1998
                                                       -------------------------------------------------------------------
                                                         Clinical
                                                       Operations         Technology           Other               Total
                                                       ----------         ----------           -----               -----
Net revenues from external customers                    $13,955,000         $7,592,000         $1,456,000      $23,003,000
Income (loss) from operations                            (1,639,000)         1,368,000            269,000           (2,000)
Identifiable assets                                      10,695,000          3,494,000         24,128,000       38,317,000


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

Results of Operations

Three months ended September 30, 1999 compared to three months ended September 30, 1998

Net revenues for the three months ended September 30, 1999, increased $3,282,000 or 40.2% to $11,441,000 compared to $8,159,000 for the three months ended September 30, 1998.

The Company's net revenues from its Clinical Operations increased $ 1,768,000 or 34.3% to $6,915,000 for the period ended September 30, 1999 compared to $5,146,000 for the same period in 1998. The increase in net revenues was the result of the Company's strong performance in centralized diagnostic testing services, which increased $1,558,000 or 78.0% to $3,555,000 in the 1999 period from $1,996,000 in the 1998 period. In addition, the Company's clinical trial and data management services net revenues increased $210,000 or 6.7% to $3,360,000 for the three months ended September 30, 1999 from $3,150,000 for the three months ended September 30, 1998. Overall, the increase in net revenues for Clinical Operations resulted from revenues recognized from the Company's contract backlog and new clinical contracts signed during 1999.

The Company has decided to phase out its clinical laboratory operations, which primarily provided blood sample testing in conjunction with clinical trials. Contractual client obligations for these services will be met through subcontracting agreements with comparable laboratories, beginning in the third quarter of 1999. During the three months ended September 30, 1999, net revenues from clinical laboratory operations were $87,000 compared to $347,000 for the three months ended September 30, 1998.

Net revenues for Technology Operations increased $1,828,000 or 70.0% to $4,439,000 for the three months ended September 30, 1999 from $2,611,000 for the three months ended September 30, 1998. During the third quarter of 1999, the Company signed a five-year agreement to provide software and consulting services to link up to four hundred investigational sites in a worldwide oncology trial. The increase in net revenues was due primarily to the recognition of the first portion of the revenue from this contract. Included in the net revenues of Technology Operations for the three months ended June 30, 1999 was $575,000 in consulting revenues relating to the Company's consulting contract with AmericasDoctor.com, Inc.

During the third quarter of 1998, the Company recorded net revenues of $55,000 from its Phase I unit, which was closed during the first quarter of 1998.

Direct costs for the three months ended September 30, 1999 increased $983,000 or 29.3% to $4,343,000 from $3,360,000 for the three months ended September 30, 1999. The increase in direct costs is due to increased staffing and subcontracting costs to support client contract requirements and to accommodate projected future net revenues. Direct costs, as a percentage of net revenues, for the three months ended September 30, 1999 were 38.0% compared with 41.2% in 1998. The decrease in direct costs as a percentage of revenues was due primarily to the Company's ability to leverage the fixed portion of its direct costs against an increased revenue base.

Selling, general and administrative expenses increased $1,387,000 or 32.6% to $5,638,000 for the three months ended September 30, 1999 from $4,251,000 for the three months ended September 30, 1998. The increase in selling, general and administrative expenses is due to increased personnel and personnel related costs, performance-based incentive compensation programs established in 1999 and direct selling expenses related to Technology license revenues recognized in the quarter. As a percentage of net revenues, selling, general and administrative expenses were 49.3% for the third quarter of 1999 compared to 52.1% for the third quarter of 1998. The decline in the percentage was due primarily to the Company's ability to leverage the fixed portion of its selling, general and administrative expenses against an increased revenue base.

Depreciation and amortization expense increased to $585,000 in the third quarter of 1999 from $416,000 in the comparable 1998 quarter. The increase was due to increased depreciation expense resulting from additional capital spending to support the growth in net revenues.

Other income, which consists primarily of interest earned on the Company's cash, cash equivalents and short-term investments, decreased to $97,000 from $216,000 for the three months ended September 30, 1999 and 1998, respectively. The decrease is due to lower cash and short-term investment balances in 1999 as a result of the Company's use of cash to support working capital, capital expenditure needs and the share repurchase program in 1999.

The Company's effective tax rate was 40.0% for the three months ended September 30, 1999 and 1998.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

Net revenues for the nine months ended September 30, 1999, increased $8,955,000 or 38.9% to $31,958,000 compared to $23,003,000 for the nine months ended September 30, 1998.

The Company continued to experience a strong increase in net revenues in its Clinical Operations, which increased $9,100,000 or 65.2% to $23,055,000 for the period ended September 30, 1999 compared to $13,955,000 for the same period in 1998. The increase in net revenues was the result of the Company's strong performance in centralized diagnostic testing services, which increased $4,406,000 or 78.1% to $10,045,000 in the 1999 period from $5,639,000 in the
1998 period. In addition, the Company's clinical trial and data management services net revenues increased $4,694,000 or 56.4% to $13,010,000 for the nine months ended September 30, 1999 from $8,316,000 for the nine months ended September 30, 1998. Overall, the increase in net revenues for Clinical Operations resulted from revenues recognized from the Company's contract backlog and new clinical contracts signed during the nine months ended September 30, 1999.

The Company has decided to phase out its clinical laboratory operations, which primarily provides blood sample testing in conjunction with clinical trials. Contractual client obligations for these services will be met through subcontracting agreements with comparable laboratories, beginning in the third quarter of 1999. During the nine months ended September 30, 1999, net revenues from clinical laboratory operations were $579,000 compared to $1,267,000 for the nine months ended September 30, 1998.

Net revenues for Technology Operations increased $732,000 or 9.6% to $8,324,000 for the nine months ended September 30, 1999 from $7,592,000 for the nine months ended September 30, 1998. During the third quarter of 1999, the Company signed a significant, five-year agreement to provide software and consulting services to link up to four hundred investigational sites in a worldwide oncology trial. The increase in net revenues was due primarily to the recognition of the first portion of the revenue from this contract. Included in the net revenues for Technology Operations for the nine months ended September 30, 1999 was $1,725,000 in consulting revenues relating to the Company's consulting contract with AmericasDoctor.com, Inc.

During the nine months ended September 30, 1998, the Company recorded net revenues of $189,000 from its Phase I unit, which was closed during the first quarter of 1998.

Direct costs for the nine months ended September 30, 1999 increased $4,214,000 or 43.5% to $13,891,000 from $9,677,000 for the nine months ended September 30, 1999. The increase in direct costs is due to increased staffing and subcontracting costs to support client contract requirements and to accommodate projected future net revenues. Direct costs, as a percentage of net revenues, for the nine months ended September 30, 1999 were 43.5% compared to 42.1% for the same period in 1998. The increase in direct costs as a percentage of net revenues is due to the increase in staff and subcontracting costs and to the mix of revenues as Clinical Operations net revenues have a higher direct cost ratio than Technology Operations net revenues.

Selling, general and administrative expenses increased $2,143,000 or 17.6% to $14,325,000 for the nine months ended September 30, 1999 from $12,182,000 for the nine months ended September 30, 1998. The increase in selling, general and administrative expenses is due to increased personnel related, performance-based incentive compensation programs established in 1999, direct selling expenses related to Technology license revenues recognized in the third quarter and other expenses incurred in the nine months ended September 30, 1999 including $250,000 of closedown costs for the clinical laboratory. As a percentage of net revenues, selling, general and administrative expenses were 44.8% for the nine months ended September 30, 1999 compared to 53.0% for the nine months ended September 30, 1998. The decline in the percentage was due primarily to the Company's ability to leverage the fixed portion of its selling, general and administrative expenses against an increased revenue base.

Depreciation and amortization expense increased to $1,658,000 for the nine months ended September 30, 1999 from $1,146,000 in the comparable 1998 period. The increase was due to increased depreciation expense resulting from additional capital spending to support the growth in net revenues.

Other income, which consists primarily of interest earned on the Company's cash, cash equivalents and short-term investments, decreased to $383,000 from $727,000 for the nine months ended September 30, 1999 and 1998, respectively. The decrease is due to lower cash and short-term investment balances in 1999 as a result of the Company's use of cash to support working capital and capital expenditure needs and the share repurchase program in 1999.

The Company's effective tax rate was 40.0% for the six months ended June 30, 1999 and 1998.


Liquidity and Capital Resources

For the nine months ended September 30, 1999, the Company generated cash from operations of $4,420,000 compared to cash used in operations of $557,000 for the nine months ended September 30, 1998. The year-to-year change was primarily the result of increased income before depreciation and amortization, increased accrued expenses and improved receivable collection partially offset by reduced accounts payable and deferred revenues.

At September 30, 1999, the Company had $12,893,000 of cash and cash equivalents and $4,604,000 invested in short-term marketable securities. For the nine months ended September 30, 1999, the Company sold, upon maturity, $1,064,000 of short-term investments and re-invested the proceeds in investments with maturities of ninety days or less. The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with maturities of less than one year.

During the nine months ended September 30, 1999, the Company purchased $1,719,000 of equipment compared to $1,756,000 during the nine months ended September 30, 1998. The equipment purchases in 1999 reflect the additional capital equipment needed to support the growth of the Company.

During the nine months ended September 30, 1999, the Company received $238,000 in cash from the exercise of 105,010 employee stock options.

The Company has renewed through June 30, 2000, its bank line of credit that provides for borrowings up to $3,000,000 at an interest rate of prime minus 35 basis points. The line of credit agreement includes certain covenants, the most restrictive of which limit future indebtedness and require compliance with a liabilities-to-tangible net worth ratio. To date, the Company has not borrowed any amounts under its line of credit.

During the nine months ended September 30, 1999, the Company used $1,932,000 to repurchase 322,000 shares of the Company's common stock at a price of $6 per share. The Company's share repurchase program is now complete, having repurchased 499,800 shares of the 500,000 authorized by the Board of Directors on July 20, 1998. In total, the Company used $2,711,000 to repurchase 499,800 shares at an average price of $5.42 per share.

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

Year 2000

The Company is aware of the issues and problems associated with the Year 2000 date change. The Company has been addressing company-wide data processing and infrastructure issues since 1995. Premier Research had undertaken a Year 2000 Compliance Plan that was completed by September 30, 1999. In addition, the Company had all clinical systems Year 2000 compliant by July 31, 1999. The purpose of this plan is to assure that Premier Research, as a corporate entity, has assessed and taken appropriate actions necessary to become compliant with any issues regarding Year 2000 requirements. The problems surrounding Year 2000 compliance are of extreme concern to the Company, since Premier Research is a clinical research organization providing diagnostic testing and clinical research services to the pharmaceutical industry, as well as a developer of clinical database management software. The Company produces and delivers information that is date sensitive, especially in deriving date and time calculations; Premier Research currently can provide to its clients, date formats that contain century markers or 4-digit year fields for any of its clinical and diagnostic information.

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

As of today all of the Company's information technology infrastructure has been assessed and have been found free from any Year 2000 issues. Those that have shown not to be in compliance are currently being evaluated and renovated for compliance. If a system can not be made compliant to the requirements, the system will be replaced with one that is compliant.

The Company is also assessing its facilities worldwide that it leases or owns, and plans to complete its deployment of applicable contingency plans by December 1, 1999.

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

The Company estimates that the costs associated with its Year 2000 program will be approximately $ 0.5 million, including costs already incurred. Total Year 2000 costs of approximately $0.3 million have been incurred by the Company through September 30, 1999. The estimates of cost, timing and impact of addressing the Year 2000 issue are based on numerous assumptions of future events, including the continued availability of certain resources, the ability of the Company to meet its deadlines and the cooperation of third parties. However, there can be no guarantee that the assumptions will be correct and that these estimates will be achieved. Actual results could differ significantly from those expected by the Company.

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


      (vi)  Net Offering Proceeds to the Company:                             $34,182,000

     (vii)  Use of Proceeds as of September 30, 1999:
            Net cash paid for business acquisition:                             8,655,000
            Net cash paid for minority equity investment                        1,000,000
            Common stock re-purchase                                            2,711,000
            Purchase of Equipment:                                              6,579,000
            Working Capital:                                                   (2,260,000)
            Temporary Investments (consisting of short-term,
            Investment-grade securities):                                       4,604,000

            All of the above payments were to others not described in item (v)(A) above.

    (viii) The use of proceeds is consistent with the Prospectus

                                       14

Item 6. Exhibits and Reports on Form 8-K

        a.) Exhibits

            10.25 Registration Rights Agreement dated August 27, 1999.
                  Incorporated by reference to Exhibit 10.1, filed in connection with the Company's Form 8-K dated August 27, 1999.

            10.26 Put Option Agreement dated August 27, 1999. Incorporated by reference to Exhibit 10.1, filed in connection with the Company's Form 8-K dated August 27, 1999.

            10.27 Employment Agreement with Joel Morganroth, M.D., filed herewith. *

            10.28 Management Consulting Agreement with Joel Morganroth, M.D., filed herewith. *

            10.29 Employment Agreement with Joseph Esposito, filed herewith. *

            10.30 Employment Agreement with John R. Bauer, filed herewith. *

            10.31 Amendment No. 1 to Premier Research Worldwide 1996 Stock
                  Option Plan (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8, File No. 333-80121). *

            27.0  Financial Data Schedule

            * Management contract or compensatory plan or arrangement.


        b.) Reports on Form 8-K

            On September 9, 1999 the Registrant filed a Report on Form 8-K dated August 27, 1999, reporting on a change in control.

                                   Signatures


              Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PREMIER RESEARCH WORLDWIDE, LTD.
                                                     (Registrant)

Date:  November 15, 1999                   By: /s/ Joel Morganroth
                                              ---------------------------------
                                                   Joel Morganroth, MD
                                                   Chairman and Chief
                                                   Executive Officer



Date:  November 15, 1999                   By: /s/ John R. Bauer
                                              ----------------------------------
                                                   John R. Bauer
                                                   Chief Financial Officer
                                                   (Principal Financial an
                                                   Accounting Officer)