Form 10-K
period 1999-12-31
PREMIER RESEARCH WORLDWIDE LTD
filed 2000-03-30
CIK 1026650

                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________


                           Commission File No. 0-29100

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___

The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Common Stock as reported by NASDAQ on March 28, 2000 was $47,038,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Number of shares of Common Stock of the registrant issued and outstanding as of March 15,2000 was 6,952,297

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

ITEM 1.  BUSINESS

General

         Premier Research Worldwide, Ltd. (the "Company") is a business-to-business provider of integrated software applications and technology consulting services to the pharmaceutical, biotechnology and medical device industries. We offer Internet and other technonogy-based solutions designed to streamline the clinical trials process by enabling trial sponsors to migrate from their current manual, paper-based research methods to electronic forms of data collection, management and analysis. We are also a leading provider of centralized collection and interpretation of electrocardiograms, one of the most frequently used tests in clinical trials. Our products and services use the Internet and other means of electronic data transfer to improve the accuracy, timeliness and efficiency of trial set-up, data collection, management and interpretation and preparation of new drug or device applications. We believe that our products and services are most effective when implemented as an electronic research network, (eResNets), that connects important data with the key clinical trial participants: sponsoring manufacturers, investigating physicians, patients or subjects and any clinical research organization that a sponsor may use to help in conducting a clinical trial.

         Our products and services have been provided, both in the United States and internationally, through two business segments: Clinical Operations, which include centralized diagnostic testing services and, prior to January 1, 2000, CRO operations, including clinical trial and data management services; and Technology Operations, which include the developing, marketing and support of clinical trial and data management software, support and consulting services. See Note 11 to the Consolidated Financial Statements appearing herein for information pertaining to the amounts of net revenue, operating profit and identifiable assets attributable to each of the Company's industry segments for the Company's last three fiscal years.

         In 1977, the Company's predecessor, Cardio Data Systems, began providing diagnostic testing services used to evaluate the safety and efficacy of new drugs. Today, we provide these services, which include electrocardiograms ("ECGs"), Holter monitoring, transtelephonic monitoring, pulmonary function testing, blood and urine sampling, and other tests, on a centralized basis. To take advantage of the potential synergies and cross-selling opportunities with its centralized diagnostic testing services, the Company added clinical trial management capabilities in September 1995 by forming with PREMIER, Inc. (a large voluntary hospital buying group), a limited liability company, which was owned 65% by the Company and 35% by PREMIER, Inc. Upon the closing of the Company's initial public offering of its Common Stock in February 1997, PREMIER, Inc.'s minority interest in this limited liability company, held on behalf of certain member hospitals, was converted into 330,150 shares of Common Stock of the Company.

         In October 1997, we acquired the assets and business of DLB Systems, Ltd. ("DLB"), a provider of clinical trial and data management software, support and information technology consulting services to the pharmaceutical, biotechnology and device industry. The acquisition of DLB provided the opportunity to extend the Company's clinical data management expertise worldwide. The integration of the our rapid data acquisition and review capacity and DLB's integrated clinical research system allows us to offer technological advantages facilitating drug and medical device development.

         During 1999, we began to transform our operations into a business-to-business provider of integrated technology-based products and services to the pharmaceutical, biotechnological and medical device industries. We formed eResearchTechnology (eRT) in December 1999, as a wholly owned subsidiary and effective January 1, 2000, we contributed our technology and operating businesses to eRT in exchange for all of the issued and outstanding common stock of eRT.

         The strategy to become a business-to-business technology based service provider included the divestiture of CRO operations and clinical laboratory operations. We discontinued our clinical laboratory operations during the second half of 1999 and transferred all remaining client contractual obligations to a third party. We curtailed our international CRO operations during the second half of 1999 and sold our domestic CRO operation to SCP Communications, Inc. in December 1999 (see Note 3 to Consolidated Financial Statements). Net revenues from our CRO operations were as follows:


                    Year                Net Revenues ($000)
                    1999                       16,710
                    1998                       12,054
                    1997                        6,468
                    1996                        3,248
                    1995                        4,343


Company Products and Services

         We offer the following products and services:

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

         Clinical Laboratory Services. We have performed centralized reference testing of blood and urine samples for drug trials. During 1999, we discontinued our clinical laboratory operation and transferred all remaining client contractual obligations to a third party.

         As part of our CRO operations, we offered complete services for the design, performance and management of clinical trial programs. During 1999, we decided to divest our CRO operations. We curtailed our international CRO operations during the second half of 1999 and sold our domestic CRO operation to SCP Communications, Inc. in December 1999 (see Note 3 to Consolidated Financial Statements).

Technology Operations

         We develop, market and support clinical trial and data management software and provide software support and information technology consulting services to pharmaceutical, biotechnology and medical device companies.

         We offer a broad range of products and services that our customers can use as an integrated enterprise solution or on a modular basis. We offer an electronic research network (eResNet) that integrates our products and provides a comprehensive solution that links important data with the key participants in a clinical trial: sponsoring manufacturers, investigating physicians, patients or subjects and any clinical research organization that a sponsor may use to help in conducting a clinical trial.

eResNet

         We believe that customers will maximize the value of our products by integrating them as part of an eResNet. An eResNet integrates eResearchDashboard with any combination of our products and services that includes eDataEntry and eDataManagement. The value of an eResNet is that it will allow a sponsor or clinical research organization to establish an infrastructure that connects multiple participants in the clinical trial process and that can be used repeatedly for future clinical trials. As an established infrastructure, an eResNet will allow a sponsor or clinical research organization to improve the efficiency and speed of the clinical trial by automating the process for conducting each new clinical trial. As we establish additional eResNets, we intend to charge monthly user-access fees that our customers will pay per investigator site and per clinical trial. These fees will be in addition to the amounts our customers pay for the products and services we integrate into the eResNet, each of which will be paid for on a transaction basis.

         We are implementing one eResNet that utilizes all three modules of our eTrials product suite and eSafetyNet and that we expect will eventually connect at least 400 investigator sites in more than 20 countries throughout the world. We are in the process of negotiating the sale of two other eResNets.

Modular Product and Service Offerings

Product/Services                               Description
----------------                               -----------
eTrials A comprehensive trials management application comprised of three modules: eStudyConduct, eDataEntry and eDataManagement.

eStudyConduct              A proprietary solution to set up clinical trials,
                           establish standards, track study activities, plan resources, distribute supplies, manage the financials aspects of a trial and electronically view clinical trial data on the Internet.

eDataEntry                 A data capture system permitting investigators to use
                           standard Internet browser tools to input data regarding patients into a centralized database in an online or offline environment. eDataEntry accommodates traditional manual, paper-based data entry, data entry using the Internet and other forms of electronic data transmission. We anticipate that by mid-2000, eDataEntry will also be able to capture data in the form of electronic images. This proprietary product allows efficient access to the clinical research patient data, permitting the sponsor or clinical research organization to identify sites not complying with trial protocols and clinical trial results requiring further study.

eDataManagement            An Internet-enabled proprietary software tool for
                           collecting, editing and managing clinical trial data in any computing environment. Customers use this tool to analyze data, resolve incomplete or erroneous data entries and support early competition of the database for a particular trial. This product easily integrates with a wide variety of third-party software applications for imaging, workflow and data analysis.

eSafetyNet                 An Internet-enabled proprietary adverse event
                           management system. This application facilitates compliance by sponsors, clinical research organizations and investigators with regulatory reporting requirements regarding adverse events and with the sponsor's or clinical research organization's own internal requirements for safety data analysis. Sponsors or clinical research organizations can configure this application to match their own processes and forms.

eECG Analysis and interpretation of electrocardiograms performed on research subjects by cardiologists in connection with our customers' clinical trials. This application permits assessment of the safety and/or efficacy of therapies by documenting the occurrence of cardiac electrical change during daily living. We expect that in mid-2000, eECG will permit electrocardiogram images to be scanned for cardiologist interpretation and viewed as side-by-side images for comparison, supplemented by the ability to review all prior patient tracings. We also expect that this upgrade will feature an electronic signature that will allow a cardiologist to review the image from a remote location through a secure web site.

eNDA A set of services and non-proprietary tools to generate new drug applications electronically using data collected throughout the clinical trial process. eNDA categorizes and organizes clinical data to help complete a new drug application.

eResearchDashboard         An Internet-based analytical processing tool using
                           non-proprietary software. This tool allows participants in the clinical trial to follow the progress and conduct of a study based on frequently-updated data using the Internet. This product allows the participant to analyze data and generate reports in a broad variety of formats that permits early strategic intervention in the clinical trial.

ePatient An Internet-based service that assists in recruiting patients to participate in clinical trials. This Internet service collects self-referrals from prospective patients that we forward to investigators based on geographic proximity. Currently, our patient referrals are being provided from AmericasDoctor.com, which forwards to us the referrals that its website generates.

eTechnologyConsulting      Clinical trial implementation and technology process
                           consulting. These consulting services can augment the implementation efforts of customers by providing support in strategic planning, methodology and technical implementation of our products and services. The technical implementation support includes system installation, project planning, system configuration, network administration and database set-up. We also provide education and training services both as part of the initial installation and on an ongoing basis. Following the implementation, we provide on-site research and technology advisory services, support services, including online support and a 24-hour, seven day help desk and maintenance.

eHealthEducation           Trial-specific educational tool that allows clinical
                           research professionals to learn about technology developments, new products, clinical protocols and other educational matters. This application will also provide a link to our website, www.eRT.com, where we intend to provide industry news, therapeutic information, technology updates and chat rooms for professionals.

         Our products use common interfaces, allowing clinical trial participants to learn how to use additional applications with minimal training. By establishing common naming standards for data that clinical trial participants may share across applications, departments and global locations, sponsors and clinical research organizations can improve data integrity and accelerate reconciliation of information. Our products and services can work with and connect to leading third party finance, enterprise resource planning and research software through a batch load utility that we have developed.


Technology

         Our applications use a broad range of technologies. Our eTrials applications use a Microsoft Windows-based PC platform through a graphical user interface. The data are stored in an industry-standard Oracle database on a database server. We developed these applications using Oracle Developer, which provides rapid access to both the database and an extensive set of underlying tools. Our philosophy of using industry tools allows us to focus our attention on the applications and on our customers, who also use those tools to benefit from our data models.

         The user interface of our products is Oracle SQL Forms based. Our standard reports use Oracle Reports. We use the Oracle database server to provide data storage and database-level stored procedures and triggers to maintain consistent processing of data and to minimize network traffic for the execution of standard operations. By using the application partitioning provided by Oracle Developer, customers can have greater control over the use of server and network resources. Our supported client platforms are Windows 95 and Windows NT.

         Customers can use all of our products on the Internet using a Citrix connection. In addition, eDataEntry and portions of eDataManagement are currently Internet-based, and we expect to have the rest of our products Internet-based during 2000. To accomplish this development we are using Java technology thus enabling the applications to operate under any operating system supporting the Java platform, including Windows NT, Windows 95, Windows 98 and Solaris. To allow uniform client application behavior in differing Internet browsers, we use the Java Plug-In, which is available free from Sun Microsystems JavaSoft division. We intend to continue to develop our products, which will have both on-line connectivity and off-line processing capability.

Research and Development

         We or our predecessors have been developing our products and services for more than 20 years. Our applications have progressed from manual, paper-based processing through client-server processing. We have developed or are developing our software to take advantage of the power of the Internet. We continue to advance our products by enhancing the human interface of some of the modules.

         We are also developing or partnering with other companies to obtain a variety of other products, including eVitalSigns, a product that will allow patients to measure blood pressure, heart rate, temperature, weight and other important metrics at home and then transmit such information electronically to our clinical data base. We expect to provide this product using technology and equipment developed by one of our strategic partners.

         Research and development expenses were $357,000 for 1997, $3.1 million for 1998 and $2.5 million for 1999.

Strategic Investments and Relationships

         The Company has sought and continues to seek strategic investments and relationships to leverage its position in the market place by attracting new technologies and/or services to increase its capabilities and ability to provide value added products and services.

         We work with our strategic partners to develop and enhance many of our products and services. We are embedding into our eDataManagement product a proprietary technology developed by one of our strategic partners, Winthrop Stuart Associates. This technology will collect data electronically from case report form images and automatically route the data, using proprietary work flow technology, to the clinical data base for management action. Medical Advisory Systems is assisting eRT in the development of our application service provider capability and will help us provide 24-hour, seven-day coverage for our eSafetyNet service and make cardiologists available to support our eECG application. Currently, we obtain our patient referrals through AmericasDoctor.com, Inc. which forwards to us the referrals that its website generates.

         We have entered into marketing assistance agreements with a number of our strategic partners, including systems integrators and clinical research organizations, that provide collaborative resources to supplement our own marketing efforts. These marketing assistance agreements typically have terms of one year and automatically renew for one-year terms. In addition, these agreements typically require us to make commission payments to the other party based on the license fee or the license and maintenance fee generated by sales for which the other party has provided assistance. The commissions range from two to twenty percent depending on the agreement. We have entered into marketing assistance agreements with clinical research organizations operating in Canada, Sweden and Spain, which provide co-branding and co-marketing services. We also maintain strategic alliances with providers of complementary technologies for co-marketing services and to assist our customers.

         In July, 1998, we paid $1 million for a minority equity position in AmericasDoctor.com, Inc. an internet company, which provides real-time physician chat, referrals and healthcare events on America Online's Health web page. AmericasDoctor.com, Inc. became fully operational in September 1998 and is providing one-on-one doctor chat service using a state-of-the-art, 24 hour physician staffed call center. In 1999, in connection with the merger of AmericasDoctor.com, Inc. with Affiliated Research Centers, Inc., the Company invested an additional $1.5 million under the terms of a convertible note which will automatically convert into equity securities on or before March 31, 2000. We have a contract with AmericasDoctor.com, Inc. to provide us with information on individuals who have expressed an interest in participating in future clinical trials. Since patient recruitment remains the single largest cause of delayed clinical trials, such a potentially large source of referrals may be advantageous in the future to us through our ePatient product offering. In 1999, we entered into a two-year, $4.6 million consulting contract with AmericasDoctor.com, Inc. Under the terms of the contract, we will provide consulting services to enhance AmericasDodtor.com, Inc.'s ability to effectively support patient identification, recruitment and referral to clinical investigational sites for both our ePatient service offering and other companies in the pharmaceutical, biotechnology and medical device industriess.

         In 1999, we entered into an agreement with Winthrop Stuart Associates, Inc. (WSA) to invest up to $300,000 under the terms of a convertible note. The investment is to fund the development and integration of WSA's software into the Company's software products. (see Footnote 1 to Consolidated Financial Statements)

         On March 21, 2000, we invested $5.775 million for a 10% equity position in Medical Advisory Systems (MAS) as part of our overall strategic relationship with MAS described above.

Recent Events

         On March 29, 2000, the Company's subsidiary eRearchTechnology, Inc. ("eRT") filed with the Securities and Exchange Commission a Registration Statement on Form S-1 pertaining to a proposed offering of its shares of Common Stock. There is no assurance that any shares of the eRT Common Stock will be sold pursuant to the Registration Statement.

         In March 2000, eRT sold 95,000 shares of preferred stock and agreed to issue at the closing of eRT's offering a warrant to purchase a number of shares of common stock equal to 2.5% of the common stock then outstanding to an investor for an aggregate of $9.5 million. At the closing of eRT's offering, the preferred stock will automatically convert into a number of shares of eRT common stock equal to $9.5 million divided by the initial public offering price per share net of underwriting discounts and commissions. The per share exercise price of the warrant will be equal to 200% of the initial public offering price per share net of underwriting discounts and commissions.

Our Customers

         We target pharmaceutical, biotechnology and medical device companies as well as clinical research organizations. We have provided our Technology solutions to 17 of the 20 pharmaceutical companies that had the highest sales in 1999. We have undertaken more than 120 installations of our products at 64 sites worldwide. During 1999, we provided our diagnostic services to over 37 clients worldwide, including 10 of the top pharmaceutical companies in the world. During 1997 and 1998, no single client accounted for more than 10% of our net revenues. During 1999, one client accounted for 11.1% of our net revenues.

         In August 1999, we signed agreements with Breast Cancer International Research Group Limited, a clinical research organization based in Alberta, Canada. Under our agreements, we are providing all three modules of our eTrials product suite and eSafetyNet through an eResNet we are implementing and that we expect will eventually connect at least 400 investigator sites in more than 20 countries throughout the world. In addition, we are providing eECG services for another customer in support of a pharmaceutical clinical trial being conducted at more than 1,000 sites in 33 countries throughout the world.

Sales and Marketing

         We market and sell products and service primarily through our international direct sales, sales support and professional services organization.

         We focus our marketing efforts toward educating our target market, generating new sales opportunities and increasing awareness of our solutions. We conduct a variety of marketing programs internationally including business seminars, trade shows, press relations and industry analyst programs and advisory councils.

         Our marketing organization also serves an integral role in managing customer and industry feedback in order to help provide direction to our product development organization. We implemented this customer-driven approach by establishing advisory council meetings, made up of numerous industry experts, to provide forums for discussing customer needs and requirements. In addition to providing information to prospective customers, advisory council meetings provide a useful forum in which to share information, test product concepts and collect data on customer and industry needs.

         Our sales cycle generally begins with our response to a request from a sponsor or clinical research organization for a proposal to address a customer-specific research requirement. We ask prospective customers to complete a survey to allow us to provide a comprehensive response. We then engage in a series of consultations, workshops, implementation reviews, final proposals and contract negotiations. During this process, we involve our sales, consulting and senior management personnel in a collaborative approach. Our sales cycle can vary from a few weeks to as long as nine months depending upon the scope of the products and services being discussed and the scope of the clinical trial.

Competition

         The market for our products and services is extremely fragmented, with hundreds of companies providing niche solutions to satisfy small parts of the clinical research process. We believe we are the only provider of technology-based solutions in the clinical research industry that offers end-to-end research solutions that take advantage of the power of the Internet while also addressing manual, paper-based processes used in clinical research.

         The market for our solution is intensely competitive, continuously evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition could result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered.

         We believe that the principal competitive factors affecting our market include:

o   customer service

o   a significant base of reference customers

o breadth and depth of solution, including the ability to accommodate both manual, paper-based research methods and electronic forms of data collection, management and analysis

o   product quality and performance

o   core technology and product features

o   ability to implement solutions

o   price

         Although we believe that our solutions currently compete favorably with respect to these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

Forward Load Backlog

         Our forward load backlog (also commonly referred to as backlog) consists of anticipated net revenues from work under letters of intent and contracts that have been signed but not yet completed. Once work under a contract or letter of intent commences, revenues are generally recognized over the life of the contract, which generally lasts from one month to two years.

         Forward load backlog excludes anticipated net revenues from projects for which the Company has commenced work but for which a definitive contract or letter agreement has not been executed.

         We believe that our forward load backlog as of any date is not necessarily a meaningful predictor of future results. Clinical studies under contracts included in the forward load backlog are subject to termination or delay. Clients terminate or delay contracts for a variety of reasons including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesirable clinical results of the product, the client's decision to forego a particular study, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug. Most of our contracts are terminable without cause upon 30 to 90 days notice by the client. We frequently are entitled to keep any portion of any advance payment and receive certain fees for winding down a study that is terminated or delayed.

Government Regulation

         Human and animal pharmaceutical products, biological products and blood derivatives, and medical devices are subject to rigorous government regulation. In the United States, the principal Federal regulatory agency is the Food and Drug Administration and there are some similar state agencies. Foreign governments also regulate these products when they are tested or marketed abroad. In the United States, the Food and Drug Administration has established standards for conducting clinical trials leading to the approval for new products. Under these standards, sponsors are responsible for:

o   selecting qualified investigators

o   providing investigators with protocols and other information

o   monitoring the trial

o   reporting changes in trial protocol to the Food and Drug Administration

o providing the Food and Drug Administration and the investigator reports of serious and unexpected adverse experiences associated with the use of a drug

o   maintaining records concerning the study

         Because our products and services assist the sponsor or clinical research organization in conducting the trial and preparing the new drug or device application, we must comply with these requirements. We also must comply with corresponding foreign regulatory requirements that vary from country to country but generally address similar issues.

         If the Food and Drug Administration concludes that studies were not conducted in accordance with minimum agency requirements, it may take a variety of enforcement action depending on the nature of the violation. These measures may range from issuing a warning letter or seeking injunctive relief or civil penalties to recommending criminal prosecution. If we are convicted of criminal conduct relating to the approval of a new drug or device application or are found to have otherwise violated Food and Drug Administration requirements, the Food and Drug Administration could prohibit us from being involved in future clinical trials. Where the agency finds irregularities during ongoing studies, it may require changes to the study or may request termination of the study. In the case of clinical trials submitted as part of a new drug or similar application, the agency may require that additional clinical work be performed before granting the application. The agency may require that entire studies be rerun, resulting in substantial delay in final approval. In extreme cases, such as submission of fraudulent test data or giving of offering bribes, the agency can refuse to approve a pending application.

         In April 1999, the Food and Drug Administration published guidelines regarding the use of computerized systems to create, modify, maintain, archive, retrieve or transmit clinical data intended for use in submissions to the agency. The guidelines recommend that those who use computerized systems in clinical trials design them so that they can satisfy applicable regulatory requirements for recordkeeping and retention with the same degree of confidence as exists with paper-based systems. The guidelines specifically address a broad range of matters such as:

o   confirming the authority of those with access to the data

o   attributing edits to the data to the person making the edits

o providing quality control prompts to ensure the consistency of data and to alert the person inputting the data if the data is outside expected ranges

o   facilitating inspection and review of data

o   ensuring the adequacy of system security, dependability and controls

         We believe that we have designed our products and services to be consistent with the agency's recommendations and to comply with applicable regulatory requirements.

         The Health Insurance Portability and Accountability Act of 1996 established certain requirements relating to confidentiality and data security for personal health information. These requirements were established under that act to prevent unauthorized access to electronically transmit patient records and the misuse of personal health information. These laws affect almost every organization or individual that comes into contact with patient information, including health plans, health care clearinghouses and entities that electronically maintain or transmit individually identifiable health information. In addition, there are laws in numerous states that relate to the protection of personal health information.

         As enacted, the act had required the Secretary of Health and Human Services to issue regulations by February 1998, and then give the health care industry 24 months to comply with those regulatory requirements. A proposed rule on privacy standards for individually identifiable health information was released by the Health Care Financing Administration in November 1999, with a comment period that was in effect until February 2000. Given the complexity of the proposed rule, it is likely that a significant number of comments were received by the adminstration. Based on these factors, we do not believe that final rules are expected to be issued for at least 12 months. Therefore, there are no final regulations with which we must comply at this time with regard to confidentially and data security for medical records. In anticipation of the issuance of the final rules, we have undertaken efforts to review and document our health information privacy policies and procedures, and we intend to continue to monitor these regulatory developments.

Potential Liability and Insurance

         We attempt to manage our risk of liability for personal injury or death to patients from administration of products under study through contractual indemnification provisions with clients and through insurance maintained by the Company and its clients. Contractual indemnification generally does not protect the Company against certain of its own actions, such as negligence. The terms and scope of such indemnification vary from client to client and from trial to trial. Although most of our clients are large, well capitalized companies, the financial viability of these indemnification provisions cannot be assured. Therefore, we bear the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. We also maintains professional liability insurance in the amount of $1 million per claim and in the aggregate and an umbrella policy of $5 million. Our operating results could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage maintained by it or the client or where the indemnifying party does not fulfill its indemnification obligations.

Intellectual Property

         Our services have been enhanced by significant investment in information technology. The Company's information services group is committed to achieving operating efficiencies through technical advances. The Company has developed certain computer software and technically derived procedures that it seeks to protect through a combination of contract law, trademarks, and trade secrets. Although we do not believe that our intellectual property rights are as important to our results of operations as are such factors as technical expertise, knowledge, ability and experience of our professionals, we believe that our technical capabilities provide significant benefits to our clients.

Employees

         At December 31, 1999, we had 150 employees. At our US locations, we had 117 employees (109 full-time, 8 part-time). At our UK locations, we had 33 employees (all full-time). We had 99 employees performing services directly for our clients, 18 employees in research and development, 14 employees in sales and marketing and 19 employees involved in general and administrative activities.

         We are not a party to any collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to unionize our employees. We consider our relationships with our employees to be good.

ITEM 2.  PROPERTIES

         We lease all of our facilities. Our principal offices are located in Philadelphia, PA. On January 3, 1999, we moved into new Philadelphia facilities, comprised of approximately 58,000 square feet under a lease expiring in 2005. Effective December 31, 1999, approximately 38,000 square feet of this facility was sublet to SCP Communications, Inc. as part of the purchase of our domestic CRO operation. We also maintains offices of approximately 9,000 square feet in Peterborough, UK and 6,875 square feet in Maidenhead, UK. The Peterborough and Maidenhead leases expire in 2009 and 2004, respectively

         We also maintain operations in Bridgewater, New Jersey, where we lease approximately 14,100 square feet. The Bridgewater lease expires in 2006. We believe that the leases generally reflect market rates in their respective geographic areas.

ITEM 3.  LEGAL PROCEEDINGS

         We are involved in legal proceedings from time to time in the ordinary course of its business. Management believes that none of these legal proceedings will have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters during the fourth quarter of the year covered by this Report to a vote of the security holders through the solicitation of proxies or otherwise.

SPECIAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

         Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company are as follows:

      Name                Age                     Position
      ----                ---                     --------
Joel Morganroth, MD       54        Chairman and Chief Executive Officer
Joseph A. Esposito        47        President, Chief Operating Officer and a
                                    Director
Bruce Johnson             49        Senior Vice President and Chief Financial
                                    Officer-eResearch Technology
John R. Bauer             51        Vice President and Chief Financial Officer-
                                    Premier Research Worldwide, Ltd.
Vincent Renz              43        Senior Vice President, Technology and
                                    Consulting
Robert S. Brown           44        Senior Vice President, Core Diagnostics

         Dr. Morganroth has served as the Chairman of the Company since 1999, its Chief Executive Officer since 1993 and as a Director of the Company since 1997. Dr. Morganroth has consulted for the Company since 1976. Dr. Morganroth was a Professor of Medicine and Pharmacology at Hahnemann University from 1982 to 1992. Currently, Dr, Morganroth is an Adjunct Professor of Medicine (Pharmacology) at Jefferson Medical College of Thomas Jefferson University and Clinical Professor of Medicine at the University of Pennsylvania School of Medicine. Dr. Morganroth is an internationally recognized cardiologist and clinical researcher. Dr. Morganroth served for over ten years as a Medical Review Officer/Expert for the Food and Drug Administration and since 1995 has served in a similar capacity for the Health Protection Branch of Canada.

         Mr. Esposito had served as President and Chief Operating Officer of the Company since April 1998 and has served on its Board of Directors since 1999. He joined the Company as President and CEO of DLB Systems in October 1997 upon the acquisition of that business by the Company from Safeguard Scientifics. In addition, Mr. Esposito served as President, Worldwide Operations for Computron (1994-1997) and held various senior management positions at Ross Systems, Inc. (1991-1994). From 1979 to 1991, Mr. Esposito held various senior management positions with Wang Laboratories, Inc., which produced computing equipment related to peripheral devices and workflow/image management software.

         Mr. Johnson has been the Senior Vice President and Chief Financial Officer-eResearchTechnology since February 2000. Mr. Johnson has over twenty-five years of previous experience in public accounting and financial management positions. From March 1999 to November 1999, Mr. Johnson served as Chief Operating Officer and Chief Financial Officer of HealthAxis.com. From February 1988 to March 1999, Mr. Johnson was employed by N2K Inc., most recently as Senior Vice President, Chief Financial Officer and director. Mr. Johnson holds a degree in accounting from St. Joseph's University and a MBA in Finance from Drexel University and is a certified public accountant.

         Mr. Bauer has been the Vice President and Chief Financial Officer of the Company since July 1999. From February 1998 to July 1999, Mr. Bauer was Director of Financial Reporting and Investor Relations and served as Controller of the Company's CRO operations. From October 1996 until February 1998, Mr. Bauer was a consultant for QED Technologies, a suburban Philadelphia based pharmaceutical and biotechnology consulting firm. From May 1990 until October 1996, he was Chief Financial Officer, Secretary and Treasurer of ICG, Inc. Mr. Bauer holds a degree in pre-law from LaSalle University and a MBA in Finance from the Philadelphia College.

         Vincent Renz has been Senior Vice President, Technology and Consulting and Chief Technology Officer of eResearchTechnology since January 2000. Mr. Renz served the Company as the Senior Vice President and General Manager of the DLB Systems division from May 1998 to December 1999. Prior to joining Premier Research Worldwide, he worked in a consultative capacity in defining the Client Services infrastructure for the DLB Systems division. Mr. Renz was Vice President, Client Services for Computron Software Inc. from May 1988 to November 1997. Prior to that time, Mr. Renz worked as an information technology consultant for Deloitte, Haskins and Sells from 1984 to 1988 and Arthur Andersen from 1981 to 1984, serving a wide range of industries in the design and implementation of large-scale information systems.

         Robert S. Brown has been Senior Vice President, Diagnostics Technology and Services of eResearchTechnology since January 2000. From December 1997 to December 1999, Mr. Brown was Vice President, Business Development for Premier Research Worldwide. Mr. Brown was Senior Director, Research and Regulatory Services for Premier Research Worldwide from November 1993 to December 1997.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock has been traded on The Nasdaq National Market System since February 4, 1997, under the symbol "PRWW". Below is the range of high and low sales information for the Common Stock for the following quarters as quoted on The Nasdaq National Market System:

Calendar Period           High                   Low
---------------           ----                   ---
1999
First Quarter           $9.1250               $4.500
Second Quarter           8.7188               5.6250
Third Quarter             6.875               5.5000
Fourth Quarter          11.7500               5.4350

1998
First Quarter           $13.000              $4.5000
Second Quarter           6.3750               4.5000
Third Quarter            5.5000               3.7500
Fourth Quarter           6.1250               2.7500

         We has never declared or paid any cash dividend on our common stock. We do not anticipate paying any cash dividends in the foreseeable future, and we intend to retain future earnings for the development and expansion of our business.

         During 1999, we issued 167,432 shares of its Common Stock upon exercise of outstanding options pursuant to its 1993 Non-Qualified Stock Option Plan, for which we received $380,071. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 701 promulgated under said Act.

         As of March 14, 2000, there were approximately 1,500 holders of record of our Common Stock.

         In our initial public offering, we sold 2,206,250 shares of Common Stock (including over-allotments), pursuant to its Registration Statement on Form S-1, File No. 333-17001 (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission on February 3, 1997 (the "Effective Date"). The gross proceeds from the IPO were approximately $37,506,000, and, after underwriting discounts and commissions, expenses paid to or for the benefit of underwriters, and other costs of the IPO, net proceeds were approximately $34,182,000.

         From the Effective Date to December 31, 1999, we purchased approximately $7,178,000 of property and equipment, $4,300,000 for short-term investments, $8,655,000 for the purchase of DLB, $2,711,000 for the repurchase of Common Stock under the Company's share repurchase program, $2,500,000 for an equity investment in AmericasDoctor.com, Inc. and $125,000 for an investment in Winthrop Stewart Associates.

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


Consolidated Statements of Operations Data
(in thousands, except per share data)


                                                                                     Year Ended December 31
                                                          --------------------------------------------------------------------------
                                                                1999           1998            1997            1996          1995
                                                                ----           ----            ----            ----          ----
Net revenues:
 License ...............................................     $  4,381       $  5,142        $    210         $     --     $     --
 Services ..............................................       21,694         14,611           7,485           12,035        7,721
 CRO operations ........................................       16,710         12,054           6,468            3,248        4,343
                                                             --------       --------        --------         --------     --------
Total net revenues .....................................       42,785         31,807          14,163           15,283       12,064
                                                             --------       --------        --------         --------     --------
Cost of revenues:
 Cost of licenses ......................................          319            138              20               --           --
 Cost of services ......................................       12,578          9,131           5,250            6,440        4,881
 Cost of CRO operations ................................       12,512         10,488           6,806            3,815        3,564
                                                             --------       --------        --------         --------     --------
Total cost of revenues .................................       25,409         19,757          12,076           10,255        8,445
                                                             --------       --------        --------         --------     --------
Gross margin ...........................................       17,376         12,050           2,087            5,028        3,619
                                                             --------       --------        --------         --------     --------
Operating expenses:
 Selling & marketing ...................................        5,124          3,764           2,492            1,163        1,057
 General & administrative ..............................        6,565          4,966           2,873            2,365        2,010
 Research and development ..............................        2,472          3,131             357               --           --
 Write-off of acquired in-process research
  and development(2) ...................................           --             --           7,883               --           --
                                                             --------       --------        --------         --------     --------
Total operating expenses ...............................       14,161         11,861          13,605            3,528        3,067
                                                             --------       --------        --------         --------     --------
Operating income (loss) ................................        3,215            189         (11,518)           1,500          552
Other income, net ......................................          735          1,012           1,250               11           --
Gain on sale of CRO business(1) ........................        4,850             --              --               --           --
                                                             --------       --------        --------         --------     --------
Income (loss) before income taxes and
 minority interest .....................................        8,800          1,201         (10,268)           1,511          552
Minority interest in limited liability company .........           --             --              --              332           48
                                                             --------       --------        --------         --------     --------
Income (loss) before income taxes ......................        8,800          1,201         (10,268)           1,843          600
Income tax provision (benefit)(3) ......................        3,520            480          (4,037)             773          259
                                                             --------       --------        --------         --------     --------
Net income (loss)(4) ...................................     $  5,280       $    721        $ (6,231)        $  1,070     $    341
                                                             ========       ========        ========         ========     ========
Basic net income (loss) per share ......................     $   0.75(1)    $   0.10        $  (0.93)(2)     $   0.24     $   0.08
Diluted net income (loss) per share ....................     $   0.74(1)    $   0.10        $  (0.93)(2)     $   0.23     $   0.08

Consolidated Balance Sheet Data
(in thousands)

                                                                                          December 31
                                                           -------------------------------------------------------------------------
                                                                1999           1998           1997             1996         1995
                                                                ----           ----           ----             ----         ----
Cash and cash equivalents and short-term
 investments ...........................................    $  21,065       $ 16,490       $ 21,763         $  1,498     $     33
Working capital ........................................       25,266         20,017         21,661            1,595        1,729
Total assets ...........................................       45,212         40,172         36,774            5,748        4,400
Total stockholders' equity .............................       35,377         30,941         30,467            2,516        2,658


(1) Represents a one-time gain from the sale of the domestic CRO business of $4.9 million or basic earnings per share of $0.41.

(2) Represents a one-time charge of $7.9 million ($0.71 per share) for the write-off of acquired in-process research and development in connection with the acquisition of DLB Systems, Inc.

(3) For periods prior to February 3, 1997, the Company was included in the consolidated income tax returns of UM Holdings Ltd. ("UM"). The financial statements reflect income taxes calculated on a separate company basis for all periods presented.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide a broad range of integrated clinical trials software products and technology and clinical services on a global basis to our clients in the pharmaceutical, biotechnology and medical device industries. Historically, our products and services have been provided, both in the United States and internationally, through two business segments: Clinical Operations and Technology Operations. Clinical Operations include centralized diagnostic services, which consists primarily of electrocardiogram services, and CRO operations which consist primarily of clinical trial and data management in addition to biostatistical analysis and regulatory affairs services. Technology Operations include the development, marketing and support of clinical trial and data management software and consulting services. The Company closed its international CRO operation during the second half of 1999 and sold its domestic CRO operation in December 1999. The Company's Phase I clinical research unit was closed in the first quarter of 1998.

The Company's centralized diagnostic services are on a fee-for-service basis and primarily relate to the collection and analysis of electrocardiograms. Contracts with customers generally have terms of one month to two years. A portion of the Company's fee frequently is paid upon contract execution as a non-refundable up-front payment, with the balance billed in accordance with the contract terms. The Company's contracts generally may be terminated with or without cause on 30 to 90 days notice. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of the product(s) being tested to satisfy safety or efficacy requirements; unexpected or undesired clinical results of the product; the client's decision to forego a particular study; insufficient patient enrollment or investigator recruitment, and production problems resulting in shortages of required supplies. Revenues from centralized diagnostic services are recognized as the services are performed.

CRO services are generally fixed priced contracts, with certain variable components, and range in duration from a few months to two years. A portion of the Company's fee frequently is paid upon contract execution as a non-refundable up-front payment, with the balance billed in accordance with the contract terms. The Company's contracts generally may be terminated with or without cause on 30 to 90 days notice. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of the product(s) being tested to satisfy safety or efficacy requirements; unexpected or undesired clinical results of the product; the client's decision to forego a particular study; insufficient patient enrollment or investigator recruitment, and production problems resulting in shortages of required supplies. Revenues from CRO operations are generally recognized on a percentage of completion basis as work is performed. The Company regularly subcontracts with third-party investigators in connection with clinical trials and with other third-party providers for specialized services. These and other reimbursable costs are paid by the Company and reimbursed by clients and, in accordance with industry practice, are included in revenues. Since reimbursed costs may vary significantly from contract to contract and are not meaningful for analyzing trends in revenues, they are included in gross revenues but excluded from net revenues.

Revenues from technology software licenses are recognized upon delivery of the software and related documentation when collectibility is deemed probable and the license fee is deemed fixed or determinable. Revenues from software maintenance and continuing support contracts are recognized on a straight-line basis over the period in which the maintenance and support is provided, generally twelve months. Revenues from consulting and training services are recognized when the services are performed.

The Company conducts operations on a global basis, with offices in the United States and United Kingdom. For the years ended December 31, 1997, 1998 and 1999, the Company's international net revenues represented 6.9%, 14.5% and 12.6%, respectively, of total net revenues.

RESULTS OF OPERATIONS

Year ended December 31, 1999, compared to the year ended December 31, 1998

Total net revenues increased 34.5% or $11.0 million to $42.8 million for the year ended December 31, 1999 compared to $31.8 million for the year ended December 31, 1998.

Clinical Operations net revenues increased 41.7% or $9.0 million to $30.7 million for the year ended December 31, 1999 compared to $21.7 million for the year ended December 31, 1998. Contributing to this increase was centralized diagnostics, which increased 42.7% to $14.0 million for the year ended December 31, 1999 from $9.8 million for the year ended December 31, 1998. The year-to-year increase was due entirely to increased electrocardiogram contract signings during 1999. Included in centralized diagnostics are net revenues from the Company's clinical blood laboratory. During the third quarter of 1999, management elected to close the blood laboratory and outsource the Company's remaining contractual commitments to a third party. Blood laboratory net revenues were $0.7 and $1.6 million for the years ended December 31, 1999 and 1998, respectively.

Net revenues from CRO operations, which are included in the Clinical Operations segment, increased 38.6% to $16.7 million for the year ended December 31, 1999 from $12.1 million for the year ended December 31, 1998. This increase was primarily due to new contracts signed in 1999 and additional services under existing contracts. During 1999, the Company chose to divest its CRO operations. In the third quarter of 1999, the Company closed its international CRO operations, moving the remaining open client contracts to the domestic operation for completion. In December 1999, the Company sold its domestic CRO operations in an asset purchase transaction for consideration that could total $18 million subject to adjustments and earnouts.

Technology Operations net revenues increased 21.5% to $12.1 million for the year ended December 31, 1999 from $9.9 million for the year ended December 31, 1998. Within Technology Operations, net revenues from software licenses declined 14.8% to $4.4 million for the year ended December 31, 1999 from $5.1 million for the year ended December 31, 1998. The Company's selling focus on enterprise wide software applications, which takes longer to consummate, is the major reason for the year-to-year decline in license revenues. Technology service net revenues increased 60.4% to $7.7 million for the year ended December 31, 1999 from $4.8 million for the year ended December 31, 1998. During 1999, the Company signed a two-year consulting contract with AmericasDoctor.com, Inc. (AmDoc) to enhance AmDocs capabilities to effectively identify and recruit patients for clinical trials. The Company recognized net revenues of $2.3 million from this contract during the year ended December 31, 1999.

Total cost of revenues increased 28.6% to $25.4 million for the twelve months ended December 31, 1999 compared to $19.8 million for the twelve months ended December 31, 1998. Cost of licenses increased to $319,000 during the year ended December 31, 1999 from $138,000 for the 1998 period. The increase in license costs is primarily due to third party royalties paid in 1999. Cost of service revenues increased 37.8% to $12.6 million for the year ended December 31, 1999 compared to $9.1 million for the year ended December 31, 1998. Included in the cost of service revenues is the cost of technology services which increased 59.2% to $3.8 million for the year ended December 31, 1999 from $2.4 million for the same period in 1998 and reflects the increased expense to provide client license support and consulting services. Also included in the cost of service revenues is the cost of diagnostic revenues, which increased 30.2% to $8.8 million in 1999 from $6.7 million in 1998. The year-to-year increase is primarily due to additional personnel and material cost needed to support the 42.7% increase in 1999 net revenues. The cost of CRO services increased 19.3% to $12.5 million for the year ended December 31, 1999 from $10.5 million for the year ended December 31, 1998, primarily due to CRO revenue growth.

Research and development expenses, which are entirely related to the Company's Technology Operations, declined 21.0% to $2.5 million in the 1999 period from $3.1 million in the 1998 period. The year-to-year decrease in expenses was due primarily to the use of third-party contractors to expedite the 1998 product development effort.

Selling and marketing expenses increased 36.1% to $5.1 million for the year ended December 31, 1999 from $3.8 million for the year ended December 31, 1998. The increase in 1999 from 1998 was due primarily to commissions paid on a large enterprise-wide software license in 1999 along with increased direct selling expenses associated with the overall increase in the Company's revenues. General and administrative expenses increased 32.2% to $6.6 million for the 1999 period from $5.0 million for the 1998 period. The year-to-year increase was due primarily to increased compensation expense to support present and planned growth.

Other income of $0.7 million during the year ended December 31, 1999 declined from the $1.0 million reported for the year ended December 31, 1998. Other income resulted primarily from income earned on cash, cash equivalents and short-term investments.

In December 1999, the Company sold its domestic CRO business to SCP Communications, Inc. The asset purchase transaction provided for consideration up to $18 million, subject to offsets and earnouts. The Company recognized $9.0 million of the purchase price which was not subject to contingencies in 1999 and reported a $4.9 million pre-tax gain on the transaction.

The Company had an income tax provision of $3.5 million for the year ended December 31, 1999 compared to a tax provision of $0.5 million for the year ended December 31, 1998. The Company's effective income tax rate was 40.0% for the years ended December 31, 1999 and 1998, respectively.

Year ended December 31, 1998, compared to the year ended December 31, 1997

Net revenues increased 124.6% or $17.6 million to $31.8 million for the year ended December 31, 1998 compared to $14.2 million for the year ended December 31, 1997. The Company experienced increased net revenues in all ongoing product and service lines.

Clinical Operations net revenues increased 91.7% or $10.4 million to $21.7 million for the year ended December 31, 1998 compared to $11.3 million for the year ended December 31, 1997. Contributing to this increase was centralized diagnostic service revenues, which increased 42.4% to $9.8 million for the twelve months ended December 31, 1998 compared to $6.9 million for the same period in 1997. The increase in centralized diagnostic service revenues resulted from increased contract signings in 1998, which resulted in an increase of more than 50% in the number of diagnostic procedures performed. In addition, 1998 net revenues include the recognition of $0.8 million for work completed under a contract which was cancelled before completion.

CRO operations net revenues increased 86.4% or $5.6 million to $12.1 million for the year ended December 31, 1998 compared to $6.5 million in 1997. The increase in CRO operations net revenues is attributable to recognition of part of the 1997 backlog and new contracts signed in 1998. The increase in CRO operations net revenues includes $0.6 million generated from the Company's UK operation, which did not offer such services until late 1997. Included in CRO operations net revenues was the Company's Phase I clinical research unit, which was closed during the first quarter of 1998. Phase I net revenues for the year ended December 31, 1998 were $200,000 compared to $2.1 million for the year ended December 31, 1997. While the Phase I net revenues are included in CRO operations, the net revenues are included in other for segment reporting.

Technology Operations net revenues for 1998 reflect the full year effect of the acquisition of DLB Systems, which occurred in October 1997. Technology net revenues for the year ended December 31, 1998 were $9.9 million compared to $0.8 million for the year ended December 31, 1997. Included in Technology Operations are license revenues which increased to $5.1 million in 1998 from $0.2 million in 1997. Also included are Technology service revenues which increased to $4.8 million in the 1998 period from $0.6 million in the 1997 period.

Total cost of revenues increased 63.6% to $19.8 million for the year ended December 31, 1998 compared to $12.1 million for the year ended December 31, 1997. Cost of license revenues increased to $138,000 for the year ended December 31, 1998 from $ 20,000 for the same period in 1997, reflecting the full year impact of the DLB acquisition in October 1997. The cost of service revenues increased 73.9% to $9.1 million for the year ended December 31, 1998 compared to $5.3 million for the year ended December 31, 1997. Included in the cost of service revenues is the cost of technology service revenues, which increased to $2.4 million for the 1998 period from $0.4 million for the 1997 period. The increase is due primarily to the full year impact in 1998 of the DLB acquisition in October 1997. Also included in the cost of service revenues is the cost of diagnostic revenues, which increased 39.6% to $6.7 million in the 1998 period from $4.9 million for the 1997 period. The increase in the cost of diagnostic revenues was due to increased direct labor and related expenses to support the growth in diagnostic revenues in 1998 and to support future revenue growth. The cost of CRO operations increased 54.1% to $10.5 million for the year ended December 31, 1998 compared to $6.8 million for the year ended December 31, 1997. The year-to-year increase was due to direct labor increases to support the 86.4% increase in CRO revenues and the Company's increases to the domestic and international CRO infrastructure to support future growth.

Research and development expenses increased to $3.1 million for the year ended December 31, 1998 compared to $0.4 million in 1997. Research and development expenses reflect the full year effect of the acquisition of DLB Systems, which occurred in October 1997.

Sales and marketing expenses increased 51.0% to $3.8 million for the year ended December 31, 1998 compared to $2.5 million for the year ended December 31, 1997. The increase in sales and marketing expenses was due primarily to the Company's building of its sales and marketing infrastructure and from the full year 1998 impact of the DLB acquisition, which occurred in October 1997. General and administrative expenses increased 72.9% to $5.0 million for the year ended December 31, 1998 from $2.9 million for the year ended December 31, 1997. The year-to-year increase resulted primarily for the Company building its domestic and international infrastructure and from the full year 1998 impact of the DLB acquisition, which occurred in October 1997.

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

Liquidity and Capital Resources

The clinical research and technology industries generally are not very capital intensive. The Company's principal cash needs relate to funding Clinical Operations receivables as client payments generally lag up to 90 days after the invoice date.

In February 1997, the Company completed its initial public offering, which resulted in proceeds from the offering, net of expenses, of $34.2 million.

For the year ended December 31, 1999, the Company generated cash from operating activities of $9.0 million compared to cash used by operations of $0.8 million during the year ended December 31, 1998. The increase in operating cash was due primarily to the Company's increased income, before depreciation and amortization, in 1999, along with the utilization of deferred tax assets and changes in working capital accounts.

During the year ended December 31, 1999, the Company purchased $2.3 million of property and equipment compared to $3.4 million purchased in 1998. The decrease in the purchase of property and equipment reflects the Company's higher level of spending in 1998 to accommodate future business needs and the planned move to new facilities in early 1999.

In December 1999, the Company made an additional investment of $1.5 million in AmDoc under the terms of a convertible bridge note bearing interest of 5.73%. In addition, during 1999, the Company entered into an agreement with Winthrop Stewart Associates, Inc. (WSA) to invest up to $300,000 under the terms of a convertible note bearing interest at the prime rate on the date of each investment. As of December 31, 1999, the Company had invested $125,000 in WSA under the terms of the agreement.

In August 1999, PRWW used $1,932,000 to repurchase 322,000 shares of PRWW common stock at a price of $6 per share. PRWW's share repurchase program is now complete, having repurchased 499,800 shares of the 500,000 authorized by the Board of Directors on July 20, 1998. In total, PRWW used $2,711,000 to repurchase the shares at an average price of $5.42 per share.

During the year ended December 31, 1999, the Company received $0.4 million in cash from the exercise of 172,632 employee stock options at exercise prices per option of between $2.27 and $6.63.

The Company has a line of credit arrangement with First Union National Bank totaling $3.0 million. At December 31, 1999, the Company had no outstanding borrowings under the line.

In 2000, the Company plans to expand their position in the eResearch Technology field. Such plans include aggressive spending in the areas of product development and sales and marketing, in addition to possible significant cash outlays to develop key strategic relationships. The execution of our plan may have a significant, negative impact on our revenues and profitability in 2000 and 2001, and may require cash resources.

The Company expects that existing cash and cash equivalents, short-term investments, cash flow from operations and borrowings under its line of credit will be sufficient to meet its cash needs for at least the next year. However, there may be acquisition and other growth opportunities that require additional external financing, and the Company may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that such financings will be available or available on terms acceptable to the Company.

YEAR 2000

The Company has completed implementation of its Year 2000 remediation plan on a timely basis and such remediation plan as implemented addressed all mission critical systems. The Company is not aware of any adverse effects of Year 2000 issues on the Company, including its systems and operations. The Company has no information that indicates that a significant vendor may be unable to sell to the Company; a significant customer may be unable to purchase from the Company; or a significant service provider may be unable to provide services to the Company, because of Year 2000 compliance problems.

The Company estimates that the costs associated with its Year 2000 program was approximately $ 0.3 million and future costs associated with its Year 2000 program will not be material.

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

Interest Rate Risk

The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with fixed rates with maturities of less than one year. The Company actively manages its portfolio of cash equivalents and marketable securities but in order to ensure liquidity will only invest in instruments with high credit quality where a secondary market exists. The Company has not and does not hold any derivatives related to its interest rate exposure. Due to the average maturity and conservative nature of the Company's investment portfolio, a sudden change in interest rates would not have a material effect of the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for the year ended December 31, 1999 would have decreased by less than $200,000. This estimate assumes that the decrease occurred on the first day of 1999 and reduced the yield of each investment by 100 basis points. The impact on the Company's future interest income of future changes in investment yields will depend largely on the gross amount of the Company's cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources".

Foreign Currency Risk

The Company operates on a global basis from locations in the United States and the United Kingdom. All international net revenues are billed and expenses incurred in either US dollars or pounds sterling. As such, the Company faces exposure to adverse movements in the exchange rate of the pound sterling. As the currency rate changes, translation of the income statement of our UK subsidiary from the local currency to U.S. dollars affects year-to-year comparability of operating results. The Company does not hedge translation risks because any cash flows from international operations are generally reinvested. To date, the effect of foreign currency fluctuations are reflected in the Company's operating results and have not been material.

Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating loss for international operations by less than $100,000.

The introduction of the Euro as a common currency for members of the European Monetary Union took place in January 1999. To date, the introduction of the Euro has had no impact on the Company's operations in the UK, as all net revenues have been billed in pounds sterling.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is set forth on Pages F-1 through F-18.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to Directors of the Company is incorporated by reference from the "Election of Directors" section of the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders (the "Proxy Statement"). For information concerning the executive officers of the Company, see "Executive Officers of Registrant" in Part 1 of this Report.

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

                  II. Valuation and Qualifying Accounts                     F-18

                                        Report of Independent Public Accountants

To Premier Research Worldwide, Ltd.:


We have audited the accompanying consolidated balance sheets of Premier Research Worldwide, Ltd. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Research Worldwide, Ltd. and subsidiaries, as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                       /s/ Arthur Andersen LLP

Philadelphia, PA
January 31, 2000

Premier Research Worldwide, Ltd. and Subsidiaries

Consolidated Balance Sheets



                                                                                  December 31
                                                                      -----------------------------------
                                                                            1998               1999
                                                                      ----------------   ----------------
Assets
Current Assets:
   Cash and cash equivalents ......................................     $ 10,822,000       $ 16,765,000
   Short-term investments .........................................        5,668,000          4,300,000
   Accounts receivable, net .......................................       10,423,000          4,537,000
   Note receivable ................................................               --          8,000,000
   Prepaid expenses and other .....................................        2,176,000          1,177,000
   Deferred income taxes ..........................................          159,000            322,000
                                                                        ------------       ------------
    Total current assets ..........................................       29,248,000         35,101,000

Property and equipment, net .......................................        4,110,000          2,705,000
Goodwill, net .....................................................        2,160,000          1,844,000
Other assets ......................................................        1,023,000          2,648,000
Deferred income taxes .............................................        3,631,000          2,914,000
                                                                        ------------       ------------
                                                                        $ 40,172,000       $ 45,212,000
                                                                        ============       ============
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable ...............................................     $  2,519,000       $  1,761,000
   Accrued expenses ...............................................        1,099,000          3,322,000
   Income taxes payable ...........................................           57,000          2,348,000
   Deferred revenues ..............................................        5,556,000          2,404,000
                                                                        ------------       ------------
    Total current liabilities .....................................        9,231,000          9,835,000
                                                                        ------------       ------------
Commitments and contingencies (Note 10)
Stockholders' equity:
   Preferred stock - $10 par value, 500,000 shares authorized, none
    issued and outstanding ........................................               --                 --
   Common stock - $.01 par value, 15,000,000 shares authorized,
    7,217,520 and 7,390,152 shares issued .........................           72,000             74,000
   Additional paid-in capital .....................................       37,061,000         38,147,000
   Treasury stock, 177,800 and 499,800 shares at cost .............         (779,000)        (2,711,000)
   Accumulated deficit ............................................       (5,413,000)          (133,000)
                                                                        ------------       ------------
    Total stockholders' equity ....................................       30,941,000         35,377,000
                                                                        ------------       ------------
                                                                        $ 40,172,000       $ 45,212,000
                                                                        ============       ============

The accompanying notes are an integral part of these statements.

                               Premier Research Worldwide, Ltd. and Subsidiaries

Consolidated Statements of Operations

                                                                   Year Ended December 31
                                                   ------------------------------------------------------
                                                         1997               1998               1999
                                                   ----------------   ----------------   ----------------
Net revenues:
   Licenses ....................................    $     210,000       $  5,142,000       $  4,381,000
   Services ....................................        7,485,000         14,611,000         21,694,000
   CRO operations ..............................        6,468,000         12,054,000         16,710,000
                                                    -------------       ------------       ------------
Total net revenues .............................       14,163,000         31,807,000         42,785,000
                                                    -------------       ------------       ------------
Cost of revenues:
   Cost of licenses ............................           20,000            138,000            319,000
   Cost of services ............................        5,250,000          9,131,000         12,578,000
   Cost of CRO operations ......................        6,806,000         10,488,000         12,512,000
                                                    -------------       ------------       ------------
Total cost of revenues .........................       12,076,000         19,757,000         25,409,000
                                                    -------------       ------------       ------------
Gross margin ...................................        2,087,000         12,050,000         17,376,000
                                                    -------------       ------------       ------------
Operating expenses:
   Selling and marketing .......................        2,492,000          3,764,000          5,124,000
   General and administrative ..................        2,873,000          4,966,000          6,565,000
   Research and development ....................          357,000          3,131,000          2,472,000
   Write-off of acquired in-process research and
    development ................................        7,883,000                 --                 --
                                                    -------------       ------------       ------------
Total operating expenses .......................       13,605,000         11,861,000         14,161,000
                                                    -------------       ------------       ------------
Operating income (loss) ........................      (11,518,000)           189,000          3,215,000
Other income, net ..............................        1,250,000          1,012,000            735,000
Gain on sale of domestic CRO business ..........               --                 --          4,850,000
                                                    -------------       ------------       ------------
Income (loss) before income taxes ..............      (10,268,000)         1,201,000          8,800,000
Income tax provision (benefit) .................       (4,037,000)           480,000          3,520,000
                                                    -------------       ------------       ------------
Net income (loss) ..............................    $  (6,231,000)      $    721,000       $  5,280,000
                                                    =============       ============       ============
Basic net income (loss) per share ..............    $       (0.93)      $       0.10       $       0.75
Diluted net income (loss) per share ............    $       (0.93)      $       0.10       $       0.74

The accompanying notes are an integral part of these statements.

Premier Research Worldwide, Ltd. and Subsidiaries

Consolidated Statements of Stockholders' Equity

                                                                                                     Retained
                                              Common Stock            Additional                      Earnings
                                         -----------------------       Paid-in       Treasury       (Accumulated
                                            Shares      Amount         Capital        Stock           Deficit)          Total
                                          ---------    --------     ------------  ------------     ------------     ------------
Balance, December 31, 1996 ............   4,402,000    $ 44,000     $  2,273,000  $         --     $    199,000     $  2,516,000
 Net proceeds from issuance of
  common stock ........................   2,206,250      22,000       34,160,000            --               --       34,182,000
 Conversion of minority interest
  into common stock ...................     330,150       3,000           (3,000)           --               --               --
 Net loss .............................          --          --               --            --       (6,231,000)      (6,231,000)
                                          ---------    --------     ------------  ------------     ------------     ------------
Balance, December 31, 1997 ............   6,938,400      69,000       36,430,000            --       (6,032,000)      30,467,000
 Net income ...........................          --          --               --            --          721,000          721,000
 Deemed distribution for income
  taxes ...............................          --          --               --            --         (102,000)        (102,000)
 Purchase of treasury stock ...........          --          --               --      (779,000)              --         (779,000)
 Exercise of stock options ............     279,120       3,000          631,000            --               --          634,000
                                          ---------    --------     ------------  ------------     ------------     ------------
Balance, December 31, 1998 ............   7,217,520      72,000       37,061,000      (779,000)      (5,413,000)      30,941,000
 Net income ...........................          --          --               --            --        5,280,000        5,280,000
 Purchase of treasury stock ...........          --          --               --    (1,932,000)              --       (1,932,000)
 Tax benefit from exercise of
  non-qualified stock options .........          --          --          644,000            --               --          644,000
 Issuance of common stock
  options to non-employee .............          --          --           30,000            --               --           30,000
 Exercise of stock options ............     172,632       2,000          412,000            --               --          414,000
                                          ---------    --------     ------------  ------------     ------------     ------------
Balance, December 31, 1999 ............   7,390,152    $ 74,000     $ 38,147,000  $ (2,711,000)    $   (133,000)    $ 35,377,000
                                          =========    ========     ============  ============     ============     ============


The accompanying notes are an integral part of these statements.

                               Premier Research Worldwide, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows



                                                                          Year Ended December 31
                                                           ----------------------------------------------------
                                                                  1997               1998             1999
                                                           -----------------   ---------------   --------------
Operating activities:
   Net income (loss) ...................................     $  (6,231,000)     $    721,000     $ 5,280,000
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities--
      Gain on sale of the domestic CRO operation .......                --                --      (4,850,000)
      Depreciation and amortization ....................           709,000         1,606,000       2,167,000
      Provision for losses on accounts receivable ......                --                --         399,000
      Issuance of stock options to non-employee ........                --                --          30,000
      Write-off of acquired in-process research and
       development .....................................         7,883,000                --              --
      Deferred income taxes ............................        (4,149,000)          411,000       1,198,000
      Loss on sales of property and equipment ..........            36,000                --          20,000
      Changes in operating assets and liabilities,
       excluding effects of business acquisition and
       disposition:
         Accounts receivable ...........................        (1,277,000)       (5,254,000)      1,320,000
         Prepaid expenses and other ....................          (524,000)       (1,231,000)        999,000
         Accounts payable ..............................          (295,000)          774,000        (550,000)
         Accrued expenses ..............................            21,000            11,000       2,128,000
         Income taxes payable ..........................          (512,000)          (22,000)      2,291,000
         Deferred revenues .............................           586,000         2,208,000      (1,470,000)
                                                             -------------      ------------     -----------
            Net cash provided by (used in)
              operating activities .....................        (3,753,000)         (776,000)      8,962,000
                                                             -------------      ------------     -----------
Investing activities:
   Purchases of property and equipment .................        (1,509,000)       (3,352,000)     (2,317,000)
   Proceeds from sales of property and equipment .......                --                --          73,000
   Net (purchases) sales of short-term investments .....       (17,084,000)       11,416,000       1,368,000
   Net cash paid for business acquisition ..............        (8,655,000)               --              --
   Net proceeds from sale of the domestic CRO
    operation ..........................................                --                --       1,000,000
   Investment in non-marketable securities .............                --        (1,000,000)     (1,625,000)
                                                             -------------      ------------     -----------
            Net cash provided by (used in)
              investing activities .....................       (27,248,000)        7,064,000      (1,501,000)
                                                             -------------      ------------     -----------
Financing activities:
   Net proceeds from the issuance of common stock ......        34,182,000                --              --
   Net proceeds from exercise of stock options .........                --           634,000         414,000
   Repurchase of common stock for treasury .............                --          (779,000)     (1,932,000)
                                                             -------------      ------------     -----------
            Net cash provided by (used in)
              financing activities .....................        34,182,000          (145,000)     (1,518,000)
                                                             -------------      ------------     -----------
Net increase in cash and cash equivalents ..............         3,181,000         6,143,000       5,943,000
Cash and cash equivalents, beginning of year ...........         1,498,000         4,679,000      10,822,000
                                                             -------------      ------------     -----------
Cash and cash equivalents, end of year .................     $   4,679,000      $ 10,822,000     $16,765,000
                                                             =============      ============     ===========

The accompanying notes are an integral part of these statements.

Notes To Consolidated Financial Statements

1. Background and Summary of Significant Accounting Policies:

BACKGROUND

Premier Research Worldwide, Ltd. (the "Company"), a Delaware corporation, is a clinical research organization providing a broad range of integrated product development services on a global basis to its clients in the pharmaceutical, biotechnology and medical device industries. The Company operates in two reportable business segments: Clinical Operations, which includes centralized diagnostic testing and CRO operations; and Technology Operations, which includes developing, marketing and support of software products used in the management of clinical trials. The Company also has a wholly-owned operating subsidiary in the United Kingdom (UK). During 1999, the Company curtailed operations of its international CRO and, on December 31, 1999, the Company sold its domestic CRO operation (see Note 3).

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

REVENUES

Clinical Operations revenues are generally recorded when services are rendered. Revenues under certain clinical research service contracts are recognized under the percentage-of-completion method and include a proportion of the revenues expected to be realized on the contract in the ratio of costs incurred to estimated total costs. Such contracts are generally completed within a few months to two years. A provision for the loss on a contract is made when current estimates indicate a total contract loss. The Company often receives non-refundable deposits from its customers that are recorded as deferred revenues in the accompanying consolidated balance sheets. Clinical Operations revenues for twelve months ended December 31, 1998 include $0.8 million for work completed under a contract which was cancelled before completion. Technology Operations include software license revenues, which are recognized upon delivery of the software and related documentation when collectibility is deemed probable and the license fee is deemed fixed or determinable. Revenues from software maintenance and support contracts are recognized on a straight-line basis over the term of the contract, generally 12 months. Revenues from related training and consulting services are recognized as services are performed. Technology Operations revenues for the year ended December 31, 1997 include $0.4 million recognized in connection with an agreement termination.

CASH AND CASH EQUIVALENTS

The Company considers cash on deposit with financial institutions and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds, municipal securities and bonds of government sponsored agencies.

SHORT-TERM INVESTMENTS

At December 31, 1999, short-term investments consisted of commercial bonds and paper, municipal securities, certificates of deposit and bonds of government sponsored agencies with maturities of less than one year. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The Company has classified all of its short-term investments at December 31, 1999 as available-for-sale and at December 31, 1999, unrealized gains and losses were immaterial. Realized gains and losses during 1999 were also immaterial. For the purpose of determining realized gains and losses, the costs of the securities sold is based upon specific identification.

INVESTMENT IN NON-MARKETABLE SECURITIES

In July 1998, the Company paid $1.0 million for a minority equity position in AmericasDoctor.com, Inc., an Internet company that provides physician referrals and healthcare events on America Online's Health web page. This investment was accounted for under the cost method as of December 31, 1998. In 1999, in connection with the merger of AmericasDoctor.com, Inc. with Affiliated Research Centers, Inc. ("Affiliated Research"), the Company invested an additional $1.5 million in Affiliated Research. In return, the Company received a 5.73% convertible note. The note is to be automatically converted into equity securities of Affiliated Research on or before March 31, 2000, under conditions prescribed in the note agreement. The Company believes that the cost of its aggregate investment is less than or equal to fair value at December 31, 1999. The $2.5 million investment is included in other assets in the accompanying consolidated balance sheets.

In 1999, the Company entered into a two-year, $4.6 million consulting contract with AmericasDoctor.com, Inc. Under the terms of the contract, the Company provides consulting services to enhance AmericasDoctor.com, Inc.'s ability to effectively support patient identification, recruitment and referral to clinical investigational sites for both the Company and other companies in the pharmaceutical, biotechnology and medical device industries. The Company's consulting fees are due in eight equal quarterly installments through December 2000. During the year ended December 31, 1999, the Company recognized net revenue of $2.3 million under this consulting agreement and as of December 31, 1999, $575,000 was included in accounts receivable, which is included in other assets in the accompanying consolidated balance sheets. The Company believes that the cost of its investment is less than or equal to the fair value as of December 31, 1999.

In 1999, the Company entered into an agreement with Winthrop Stewart Associates, Inc. (WSA) to invest up to $300,000 under the terms of a convertible note bearing interest at the prime rate on the date of each investment. The investment is to fund the development and integration of WSA's software into the Company's software products. As of December 31, 1999, the Company had invested $125,000 in WSA under the terms of the agreement.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Gains or losses on the disposition of property and equipment are included in other income. Depreciation expense was $605,000, $1,228,000 and $1,851,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

GOODWILL

Goodwill is amortized using the straight-line method over eight years and is net of accumulated amortization of $704,000 and $1,020,000 as of December 31, 1998 and 1999, respectively. The related amortization expense was $104,000, $378,000 and $316,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

LONG-LIVED ASSETS

The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance of long-lived assets may not be recoverable. If factors indicate that long-lived assets should be evaluated for possible impairment, the Company would use an estimate of the related undiscounted cash flows in measuring whether long-lived assets should be written down to their fair value, in accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ". Management believes that there has been no impairment of long-lived assets as of December 31, 1999.

ACCRUED EXPENSES

Included in accrued expenses at December 31, 1998 and 1999 is accrued payroll of $515,000 and $358,000, respectively.

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

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1997, 1998 and 1999 was $310,000, $473,000, and
$481,000 and respectively.

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

SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid approximately $819,000, $128,000, and $60,000 for income taxes in the years ended December 31, 1997, 1998 and 1999, respectively, of which $575,000 was paid to UM in 1997 in accordance with the tax sharing agreement.

The following table displays the net non-cash assets that were consolidated (deconsolidated) as a result of the Company's 1997 business acquisition (see
Note 2) and 1999 business divestiture (see Note 3):

                                                                            Year Ended December 31,
                                                                       ---------------------------------
                                                                             1997              1999
                                                                       ---------------   ---------------
Non-cash assets (liabilities):
   Accounts receivable .............................................    $  1,055,000        (4,167,000)
   Note receivable .................................................              --         8,000,000
   Prepaid expenses and other ......................................          35,000                --
   Property and equipment ..........................................         386,000        (1,778,000)
   Other assets ....................................................          23,000                --
   In-process research and development .............................       7,883,000                --
   Goodwill ........................................................       2,548,000                --
   Accounts payable ................................................      (1,209,000)          208,000
   Accrued expenses ................................................        (450,000)          (95,000)
   Deferred revenues ...............................................      (1,616,000)        1,682,000
                                                                        ------------      ------------
                                                                           8,655,000         3,850,000
   Less gain on sale of the domestic CRO operations ................              --        (4,850,000)
                                                                        ------------      ------------
   Net cash paid for acquisition (received in divestiture) .........    $  8,655,000      $ (1,000,000)
                                                                        ============      ============

OTHER INCOME

Other income consists primarily of earnings on cash, cash equivalents and short-term investments.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the pharmaceutical industry. For the years ended December 31, 1997 and 1998, no single client accounted for greater than 10% of net revenues. For the year ended December 31, 1999, one client accounted for 11.1% of net revenues. The loss of any such client could have a material adverse effect on the Company's operations. In addition, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management expectations.

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

Year Ended December 31,
-----------------------                     Net                       Per Share
  1997                                 Income (Loss)       Shares       Amount
-----------------------------------   ---------------   -----------   ----------
Basic net loss ....................    $ (6,231,000)    6,702,000     $(0.93)
Effect of dilutive shares .........              --            --         --
                                       ------------     ---------     ------
Diluted net loss ..................    $ (6,231,000)    6,702,000     $(0.93)
                                       ============     =========     ======
  1998
-----------------------------------
Basic net income ..................    $    721,000     7,102,000     $ 0.10
Effect of dilutive shares .........              --       102,000         --
                                       ------------     ---------     ------
Diluted net income ................    $    721,000     7,204,000     $ 0.10
                                       ============     =========     ======
  1999
-----------------------------------
Basic net income ..................    $  5,280,000     7,007,000     $ 0.75
Effect of dilutive shares .........              --       108,000      (0.01)
                                       ------------     ---------     ------
Diluted net income ................    $  5,280,000     7,115,000     $ 0.74
                                       ============     =========     ======

In computing diluted net income (loss) per share, 851,620, 435,385 and 210,102 options to purchase shares of common stock were excluded from the computation for the years ended December 31, 1997, 1998 and 1999, respectively.

The options were excluded from the 1998 and 1999 computations because the exercise prices of such options were greater than the average market price of the Company's Common Stock during the respective periods. The options were excluded from the 1997 computation because their effect would be anti-dilutive.


COMPREHENSIVE INCOME

FASB Statement No. 130, "Reporting Comprehensive Income" requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The Company's comprehensive income includes net income and unrealized gains on short-term investments and foreign currency translation. These unrealized gains and losses and currency translation adjustments were immaterial for all periods presented.


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

                                                     Year Ended December 31,
                                                 -------------------------------
                                                      1996             1997
                                                 --------------   --------------
Net revenues .................................   $21,615,000      $19,461,000
Operating loss ...............................   (1,751,000)      (5,105,000)
Net loss .....................................   (1,477,000)      (2,631,000)
Basic and diluted net loss per share .........        (0.34)           (0.39)

The pro forma amounts do not include the one-time charge of $7,883,000 related to the write-off of in-process research and development.

3. Sale of the Domestic CRO Operation

On December 31, 1999, the Company sold the business and certain of the assets of its domestic CRO operation (the "Division"). The consideration for such sale could total $18,000,000, of which $1,000,000 was paid in cash on December 31, 1999 and $8,000,000 was received on January 31, 2000, with the balance payable over time, subject to adjustments and earn-outs. In addition, certain specific liabilities of the Division were assumed as part of the transaction. After recognizing related professional fees, a pre-tax gain of $4,850,000 was included in the statement of operations for the year ended December 31, 1999 as a result of this disposition. The gain recognized excluded the amount of consideration subject to adjustments and earn-outs. Any future proceeds from the sale will be included in the Company's statement of operations when due and payable.

4. Accounts Receivable
                                                    December 31
                                           ------------------------------
                                                1998             1999
                                           --------------   -------------
Billed .................................    $10,307,000      $4,962,000
Unbilled ...............................        359,000              --
Allowance for doubtful account .........       (243,000)       (425,000)
                                            -----------      ----------
                                            $10,423,000      $4,537,000
                                            ===========      ==========

5. Property and Equipment
                                                     December 31
                                          ---------------------------------
                                                1998              1999
                                          ---------------   ---------------
Computer and other equipment ..........    $  9,466,000      $  9,230,000
Furniture and fixtures ................       1,436,000         1,154,000
Leasehold improvements ................         808,000           480,000
                                           ------------      ------------
                                             11,710,000        10,864,000
Less-Accumulated depreciation .........      (7,600,000)       (8,159,000)
                                           ------------      ------------
                                           $  4,110,000      $  2,705,000
                                           ============      ============

6. Line of Credit

The Company has a line of credit with a bank, through June 30, 2000, that provides for borrowings up to $3 million at an interest rate of prime minus 35 basis points. The line of credit agreement includes certain covenants, the most restrictive of which limit future indebtedness and require compliance with a liabilities-to-tangible net worth ratio. To date, the Company has not borrowed any amounts under its line of credit.

7. Income Taxes

The income tax provision (benefit) consists of the following:

                                           Year Ended December 31
                                ---------------------------------------------
                                      1997            1998           1999
                                ---------------   -----------   -------------
Current provision:
   Federal ..................    $         --      $     --      $1,523,000
   State and local ..........         112,000        69,000         671,000
   Foreign ..................              --            --         128,000
                                 ------------      --------      ----------
                                      112,000        69,000       2,322,000
                                 ------------      --------      ----------
Deferred provision (benefit):
   Federal ..................      (3,103,000)      146,000         955,000
   State and local ..........        (617,000)       34,000         243,000
   Foreign ..................        (429,000)      231,000              --
                                 ------------      --------      ----------
                                   (4,149,000)      411,000       1,198,000
                                 ------------      --------      ----------
                                 $ (4,037,000)     $480,000      $3,520,000
                                 ============      ========      ==========

Foreign income (loss) before income taxes was $(1,300,000), $676,000 and $414,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying financial statements is as follows:

                                                              Year Ended December 31
                                                  ----------------------------------------------
                                                        1997             1998           1999
                                                  ----------------   -----------   -------------
Tax at federal statutory rate .................     $ (3,491,000)     $ 408,000     $2,992,000
State and local taxes, net of federal .........         (505,000)        70,000        581,000
Amortization of goodwill ......................           16,000         16,000             --
Other .........................................          (57,000)       (14,000)       (53,000)
                                                    ------------      ---------     ----------
                                                    $ (4,037,000)     $ 480,000     $3,520,000
                                                    ============      =========     ==========

The Company was included in the consolidated federal income tax returns of UM until February 1997 under a tax-sharing agreement pursuant to which the Company would pay to UM amounts equal to the taxes that the Company would have paid had it filed separate federal income tax returns. The agreement did not provide for UM to pay the Company for tax losses that UM may utilize. Upon finalizing the Company's 1997 tax return in 1998, the Company recorded a deemed distribution of $102,000 for tax losses attributable to the Company but included in UM's consolidated tax return.

The components of the Company's net deferred tax asset are as follows:

                                                 Year Ended December 31
                                              -----------------------------
                                                   1998            1999
                                              -------------   -------------
Goodwill amortization .....................    $2,986,000      $2,876,000
Net operating loss carry-forwards .........       652,000         145,000
Depreciation ..............................        (7,000)        (86,000)
Reserves and accruals .....................       159,000         301,000
                                               ----------      ----------
                                               $3,790,000      $3,236,000
                                               ==========      ==========

At December 31, 1999, the Company had net operating loss carry-forwards for state tax purposes of approximately $2.4 million, which will begin to expire in 2007. Management has determined that it is more likely than not that future taxable income will be sufficient to realize all of the Company's deferred tax assets.

8. Related Party Transactions:

TRANSACTIONS WITH UM

The Company leased its primary operating facility from UM (see Note 10) in 1997 and 1998 and participated in UM's 401(k) profit sharing plan in 1997. The Company was charged $349,000 for rent under the facility lease for the years ended December 31, 1997 and 1998, and $ 47,000 for profit sharing plan contributions for the year ended December 31, 1997. The Company believes that all amounts charged by UM were reasonable.

In 1997, the Company paid UM $485,000 for 1996 income taxes and $90,000 for estimated 1997 income taxes due under the tax sharing agreement (see Note 7).

In August 1999, PRWW, pursuant to its share repurchase program, used $1,932,000 to repurchase 322,000 shares of PRWW Common Stock from UM at a price of $6 per share.

TRANSACTIONS WITH THE COMPANY'S CHAIRMAN AND CHIEF EXECUTIVE OFFICER

The Company's Chairman and Chief Executive Officer, who is a stockholder, is a cardiologist who, in addition to his role as an executive officer of the Company, provides medical services to the Company as an independent contractor through his wholly-owned professional corporation (see Note 10). Fees incurred under this consulting arrangement approximated $144,000, $144,000 and $156,000 for the years ended December 31, 1997, 1998 and 1999, respectively. These medical service fees are included in costs of services as they relate to medical interpretations for diagnostic tests. In addition, at December 31, 1998 and 1999 amounts owed to the Company's Chairman and Chief Executive Officer in connection with the consulting agreement were $48,000 and $52,000, respectively.

The Company and the Company's Chairman and Chief Executive Officer entered into new employment and consulting agreements during 1999 (see Note 10).

9. Stock Option Plans

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

In May 1999, the shareholders approved an amendment to the 1996 Stock Option Plan and increased the number of shares which could be granted under to Plan by 600,000 to 1,100,000 and provided for an annual option grant of 5,000 shares to each outside director.

Information with respect to outstanding options under the plans is as follows:

                                        Outstanding      Option Price
                                           Shares          Per Share
                                       -------------   ----------------
Balance, December 31, 1996 .........       530,441       $ 2.27-17.00
 Granted ...........................       330,679         8.25-17.00
 Cancelled .........................        (9,500)       13.00-17.00
                                           -------      -------------
Balance, December 31, 1997 .........       851,620        2.27-13.125
 Granted ...........................       252,675          3.75-9.00
 Exercised .........................      (279,120)              2.27
 Cancelled .........................      (151,675)       8.25-13.125
                                          --------      --------------
Balance, December 31, 1998 .........       673,500        2.27-13.125
 Granted ...........................       181,500          5.50-9.38
 Exercised .........................      (172,632)        2.27-6.625
 Cancelled .........................      (134,745)       3.75-13.125
                                          --------      --------------
Balance, December 31, 1999 .........       547,623      $ 2.27-13.125
                                          ========      =============

As of December 31, 1999, 249,163 options with a weighted average exercise price of $6.82 per share were exercisable and 636,266 options were available for future grants under the 1996 Plan.

The Company accounts for its option grants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and the related interpretations. In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation". SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been adjusted to the following pro forma amounts:

                                                     Year Ended December 31
                                       --------------------------------------------------
                                             1997              1998             1999
                                       ----------------   -------------   ---------------
Net income (loss):
  As reported ......................     $ (6,231,000)      $ 721,000       $ 5,280,000
  Pro forma ........................       (6,342,000)        571,000         5,137,000
Basic net income (loss) per share:
  As reported ......................            (0.93)            0.10              0.75
  Pro forma ........................            (0.95)            0.08              0.73
Diluted net income (loss) per share:
  As reported .....................             (0.93)            0.10              0.74
  Pro forma .......................             (0.95)            0.08              0.72

The weighted average fair value per share of the options granted during 1997, 1998 and 1999 was estimated as $5.40, $2.12 and $2.56, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                        1997        1998        1999
                                     ---------   ---------   ---------
Risk-free interest rate ..........    6.1%        5.3%        5.7%
Expected dividend yield ..........    0.0%        0.0%        0.0%
Expected life ....................   3 years     3 years     3 years
Expected volatility ..............   55.0%       55.0%       55.0%

The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to options granted prior to 1995 and additional option grants are anticipated.

10. Commitments and Contingencies:

LEASES

The Company leases office space and equipment under operating leases, including its primary operating facility. During the years ended December 31, 1997 and 1998, the Company leased its primary operating facility from UM under a lease agreement executed in June 1996 that was to expire in September 2003 (see Note
8). The Company terminated the facility lease with UM, without penalty, on January 3, 1999 and moved into a new facility under a lease agreement that expires in August 2005. Rent expense for all operating leases for the years ended December 31, 1997, 1998 and 1999 was $708,000, $1,203,000, and
$1,579,000, respectively.

Future minimum lease payments as of December 31, 1999 are as follows:

2000 ........................   $ 1,693,000
2001 ........................     1,724,000
2002 ........................     1,733,000
2003 ........................     1,733,000
2004 ........................     1,582,000
2005 and thereafter .........     1,820,000
                                -----------
                                $10,285,000
                                ===========
ROYALTIES

In July 1999, the Company entered into a royalty agreement with a customer that provides for a 5% royalty payable on net license revenues from one of the Company's software products. The term of the agreement is the earlier of three years or total royalties paid of $775,000. During 1999, the Company incurred royalty expense of $131,000 and paid $75,000 under this agreement.

AGREEMENTS WITH THE COMPANY'S MANAGEMENT

The Company entered into employment and consulting agreements with its Chairman and Chief Executive Officer for one-year periods that commenced in September 1999 and July 1999, respectively. Either the Company or the Chairman may terminate the employment agreement at any time, with or without cause. However, if the Company terminates the employment agreement without cause, the Company must continue to pay the Chairman's salary for a one-year period subsequent to the termination. The consulting agreement relates to the Chairman's capacity as a medical doctor and cardiologist and, among other things, requires the Chairman to serve as Medical Director and/or principal investigator for the Company in addition to providing medical interpretations of diagnostic tests from time to time, as required. Compensation under the consulting agreement is $156,000 per year. The consulting agreement commenced on July 29, 1999 and continues on a year to year basis unless terminated.

The Company entered into an employment agreement with its President and Chief Operating Officer and its Chief Financial Officer for one-year periods that commenced in September 1999. Either the Company or the employee may terminate the employment agreement at any time, with or without cause. However, if the Company terminates either of the employment agreements without cause, the Company must continue to pay the President and Chief Operating Officer's salary for a one-year period subsequent to termination and the Chief Financial Officer's salary for a six-month period subsequent to termination.

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

11. Operating Segments and Geographic Information

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

During 1997 and 1998, no single client accounted for more than 10% of a segment's net revenues. In 1999, one client accounted for 15.5% of Clinical Operations net revenues and three clients accounted for 25.9%. 19.1% and 11.7%, respectively, of the Technology Operations net revenues.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance based on the net revenues and operating earnings performance of the respective business segments.

                                                                    Year Ended December 31, 1997
                                                 -------------------------------------------------------------------
                                                    Clinical
                                                   Operations        Technology         Other             Total
                                                 --------------   ---------------   -------------   ----------------
Net revenues from external customers .........   $11,315,000       $    795,000     $2,053,000       $  14,163,000
Loss from operations .........................   (2,525,000)         (8,311,000)      (682,000)        (11,518,000)
Identifiable assets ..........................    6,263,000           3,573,000     26,938,000          36,774,000
Depreciation and amortization ................      547,000              75,000         87,000             709,000
Capital expenditures .........................    1,437,000              30,000         42,000           1,509,000

                                                                  Year Ended December 31, 1998
                                                 --------------------------------------------------------------
                                                    Clinical
                                                   Operations      Technology        Other            Total
                                                 --------------   ------------   -------------   --------------
Net revenues from external customers .........   $21,688,000      $9,930,000      $  189,000       $31,807,000
Income (loss) from operations ................    (1,565,000)      1,689,000          65,000           189,000
Identifiable assets ..........................    14,189,000       4,588,000      21,395,000        40,172,000
Depreciation and amortization ................     1,097,000         509,000              --         1,606,000
Capital expenditures .........................     2,864,000         488,000              --         3,352,000

                                                                   Year Ended December 31, 1999
                                                 ----------------------------------------------------------------
                                                    Clinical
                                                   Operations       Technology         Other            Total
                                                 --------------   --------------   -------------   --------------
Net revenues from external customers .........   $30,723,000      $12,062,000      $       --      $42,785,000
Income (loss) from operations ................     (755,000)        3,970,000              --        3,215,000
Identifiable assets ..........................    5,318,000         4,884,000      35,010,000       45,212,000
Depreciation and amortization ................    1,585,000           582,000              --        2,167,000
Capital expenditures .........................    1,654,000           663,000              --        2,317,000

The Company operates on a worldwide basis with two locations in the United States and two locations in the United Kingdom.

Geographic information is as follows:

                                                             Year Ended December 31, 1997
                                                 -----------------------------------------------------
                                                       North
                                                      America            Europe             Total
                                                 ----------------   ---------------   ----------------
Net revenues from external customers .........    $  13,188,000      $    975,000      $  14,163,000
Loss from operations .........................      (10,218,000)       (1,300,000)       (11,518,000)
Identifiable assets ..........................       36,226,000           548,000         36,774,000


                                                           Year Ended December 31, 1998
                                                 -------------------------------------------------
                                                      North
                                                     America           Europe            Total
                                                 --------------   ---------------   --------------
Net revenues from external customers .........   $27,187,000       $  4,620,000     $31,807,000
Income (loss) from operations ................     2,037,000         (1,848,000)        189,000
Identifiable assets ..........................    38,033,000          2,139,000      40,172,000


                                                          Year Ended December 31, 1999
                                                 -----------------------------------------------
                                                      North
                                                     America          Europe           Total
                                                 --------------   -------------   --------------
Net revenues from external customers .........   $37,378,000       $5,407,000     $42,785,000
Income (loss) from operations ................     3,718,000         (593,000)      3,215,000
Identifiable assets ..........................    44,811,000          401,000      45,212,000

                                   SCHEDULE II

                PREMIER RESEARCH WORLDWIDE, LTD. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                         Allowance for Doubtful Accounts
                                 (in thousands)

                                                 Balance                                                           Balance
                                              Beginning of     Charges to      Deductions                            End
                                                 Period          Expense      from Reserve         Other          of Period
                                            --------------   ------------     ------------        -------         ---------
December 31, 1999                                 $243            $399           $217                --              $425

December 31, 1998                                 $178             --              --               $65              $243

December 31, 1997                                 $140             --              $3               $41              $178


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. The financial statements of the Company filed as a part of this Report are listed on the attached Index to Consolidated Financial Statements and Financial Schedule at [F-1]

         2. The Schedules to the financial statements of the Company filed as a part of this Report are listed in the attached Index to Consolidated Financial Statements and Financial Statement Schedule at [F-1]

         3.  Exhibits.

The following exhibits are filed herewith, unless otherwise marked:

         3.1    Amended and Restated Certificate of Incorporation(6)

         3.2    Bylaws(2)

         3.3    Amendment to Bylaws (6)

         4.1    Form of Stock Certificate(2)

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

         10.15  Restated Stock Option Agreement to Jerry Lee(2)(4)

         10.16  Restated Option Agreement to Arthur Hays(2)(4)

         10.17  Tax Indemnity Agreement with UM Holdings, Ltd.(2)

         10.19 Strategic Alliance Agreement by and between Premier Research Worlwide and en Vision Sciences, Inc.(5)

         10.21 Common Stock Purchase Agreement among AmericasDoctor.com, Inc., Inc., Medical Advisory Systems, Inc. and Premier Research Worldwide (6)

         10.22 Support and Service Agreement between AmericasDoctor.com, Inc. and Premier Research Worldwide (6)

         10.23 Sublease Agreement between Premier Research Worldwide and Raytheon Engineers & Constructors, Inc. (6)

         10.24 Consulting Agreement between AmericasDoctor.com, Inc. and Premier Research Worldwide (7)

         10.25 Registration Rights Agreement dated August 27, 1999. Incorporated by reference to Exhibit 10.1, filed in connection with the Company's Form 8-K dated August 27, 1999.

         10.26 Put Option Agreement dated August 27, 1999. Incorporated by reference to Exhibit 10.1, filed in connection with the Company's Form 8-K dated August 27, 1999.

         10.27  Employment Agreement with Joel Morganroth, M.D. (8)

         10.28  Management Consulting Agreement with Joel Morganroth, M.D. (8)

         10.29  Employment Agreement with Joseph Esposito. (8)

         10.30  Employment Agreement with John R. Bauer. (8)

         10.31 Amendment No. 1 to Premier Research Worldwide 1996 Stock Option Plan (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8, File No. 333-80121).

         10.32 Asset Purchase Agreement dated December 31, 1999 between Premier Research Worldwide, Ltd. and SCP Communications, Inc. Incorporated by reference to Exhibit 10.1, filed in connection with the Company's Form 8-K dated December 31, 1999.

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

(4) Management contract or compensatory plan or arrangement

(5) Incorporated by reference to the exhibit with the same number, filed in connection with the Company's Form 10K on March 30, 1998.

(6) Incorporated by reference to the exhibit filed in connection with the Company's Form 10-K on March 31, 1999.

(7) Incorporated by reference to the exhibit filed in connection with the Company's Form 10-Q on April 14, 1999.

(8) Incorporated by reference to the exhibit filed in connection with the Company's Form 10-Q on November 14, 1999.

b)  Reports on Form 8-K

         On January 18, 2000 the Registrant filed a Report on Form 8-K dated December 31, 1999, reporting on the sale of the Registrants Clinical Research business. The Report included Pro Forma Financial Information for the Registrant and its subsidiaries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2000.

PREMIER RESEARCH WORLDWIDE, LTD.

By:
/s/ Joel Morganroth
-------------------------------------
Joel Morganroth,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                                     Title                                            Date
---------                                                     -----                                            ----
                                                     Chairman and
/s/ Joel Morganroth                                  Chief Executive Officer, Director                    March 30, 2000
--------------------------------                     (Principal executive officer)
Joel Morganroth, M.D.


/s/ Joseph Esposito                                  President and Chief Operating Officer,               March 30, 2000
--------------------------------                     Director
Joseph Esposito


/s/ John R. Bauer                                    Vice President and Chief Financial Officer
--------------------------------                     (Principal financial and accounting officer)         March 30, 2000
John R. Bauer


/s/ Howard D. Ross                                   Director                                             March 30, 2000
--------------------------------
Howard D. Ross


/s/ Sheldon M. Bonovitz                              Director                                             March 30, 2000
--------------------------------
Sheldon M. Bonovitz


/s/ Arthur Hull Hayes, Jr.                           Director                                             March 30, 2000
--------------------------------
Arthur Hull Hayes, Jr., M.D.


/s/ John Ryan                                        Director                                             March 30, 2000
--------------------------------
John Ryan



/s/ James C. Gale                                    Director                                             March 30, 2000
--------------------------------
James C. Gale

/s/ Jerry D. Lee                                     Director                                             March 30, 2000
--------------------------------
Jerry D. Lee

/s/ Philip J. Whitcome                               Director                                             March 30, 2000
--------------------------------
Philip J. Whitcome, Ph.D.

/s/ Connie Woodburn                                  Director                                             March 30, 2000
--------------------------------
Connie Woodburn
