Form 10-Q
period 2000-03-31
PREMIER RESEARCH WORLDWIDE LTD
filed 2000-05-15
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2000

                                       or

         [ ] Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transitional period from _______________________ to __________________


Commission file number  0-29100
                      ---------

                                   PRWW, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                    22-3264604
-------------------------------------            -------------------------------
   (State or other jurisdiction of                     (I.R.S. Employeer
    incorporation or organization)                     Identification No.)


        30 South 17th Street
          Philadelphia, PA                                  19103
----------------------------------------         -------------------------------
(Address of principal executive offices)                  (Zip Code)



                                  215-972-0420
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                        Premier Research Worldwide, Ltd.
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

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

The number of shares of Common Stock, $.01 par value, outstanding as of May 12, 2000, was 6,960,187.

                           PRWW, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                                                   Page
                                                                                                   ----
Part I.  Financial Information

         Item 1.   Consolidated Financial Statements

                   Condensed consolidated balance sheets--March 31, 2000 (unaudited) and
                   December 31, 1999                                                                 3

                   Condensed consolidated statements of operations (unaudited)--Three Months
                   Ended March 31, 2000 and 1999                                                     4

                   Condensed consolidated statements of cash flows (unaudited)--Three Months
                   Ended March 31, 2000 and 1999                                                     5

                   Notes to condensed consolidated financial statements (unaudited)                6-7


         Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                     8-13

         Item 3.   Qualitative and Quantitative Disclosures about Market Risk                    13-14

Part II. Other Information                                                                       15-16

         Item 2.   Changes in Securities and Use of Proceeds

         Item 6.   Exhibits and Reports on Form 8-K

                   a.)  Exhibits


                   b.)  Reports on Form 8-K

                        None

Signatures                                                                                          17

Exhibits

                           PRWW, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                               March 31, 2000   December 31, 1999
                                                               --------------   -----------------
                                                                 (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                       $ 26,623          $ 16,765
  Short-term investments                                             3,641             4,300
  Marketable securities                                              7,975                --
  Accounts receivable, net                                           5,522             4,537
  Note receivable                                                       --             8,000
  Prepaid expenses and other                                         1,018             1,177
  Deferred income taxes                                                322               322
                                                                  --------          --------
    Total current assets                                            45,101            35,101
Property and equipment, net                                          2,663             2,705
Goodwill, net                                                        1,765             1,844
Investments in non-marketable securities                             2,725             2,625
Other assets                                                           257                23
Deferred income taxes                                                2,176             2,914
                                                                  --------          --------
                                                                  $ 54,687          $ 45,212
                                                                  ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $    932          $  1,761
  Accrued expenses                                                   2,159             3,322
  Income taxes payable                                                 550             2,348
  Deferred revenues                                                  4,691             2,404
                                                                  --------          --------
         Total current liabilities                                   8,332             9,835
                                                                  --------          --------
Minority interest in subsidiary                                      9,500                --
                                                                  --------          --------
Commitments and contingencies

Stockholders' equity:
Preferred stock-$10 par value, 500,000 shares authorized,
           none issued and outstanding                                  --                --
Common stock-$.01 par value, 15,000,000 shares authorized,
           7,459,787 and 7,390,152 shares issued and outstanding        75                74
Additional paid-in capital                                          38,517            38,147
Unrealized gain on marketable securities, net of tax                 1,320                --
Treasury stock, 499,800 shares at cost                              (2,711)           (2,711)
Accumulated deficit                                                   (346)             (133)
                                                                  --------          --------
         Total stockholders' equity                                 36,855            35,377
                                                                  --------          --------
                                                                  $ 54,687          $ 45,212
                                                                  ========          ========

         The accompanying notes are an integral part of these statements

                           PRWW, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                        2000            1999
                                                        ----            ----
                                                            (unaudited)
Net revenues:
     Licenses and services                           $  6,081        $   5,512
     Clinical research services                            --            3,997
                                                     --------        ---------
Total net revenues                                      6,081            9,509
                                                     --------        ---------
Costs of revenues:
     Cost of licenses and services                      3,239            2,903
     Cost of clinical research services                    --            3,218
                                                     --------        ---------
Total costs of revenues                                 3,239            6,121
                                                     --------        ---------
Gross margin                                            2,842            3,388
                                                     --------        ---------
Operating expenses:
     Selling and marketing                              1,192              907
     General and administrative                         1,474            1,334
     Research and development                             803              598
                                                     --------        ---------
Total operating expenses                                3,469            2,839
                                                     --------        ---------
Operating income (loss)                                  (627)             549
Other income, net                                         272              148
                                                     --------        ---------
Income (loss) before income taxes                        (355)             697
Income tax provision (benefit)                           (142)             279
                                                     --------        ---------
Net income (loss)                                    $   (213)       $     418
                                                     ========        =========
Basic and diluted net income (loss) per share        $   (.03)       $     .06
                                                     ========        =========

         The accompanying notes are an integral part of these statements

                           PRWW, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Three Months Ended March 31
                                                                                       ---------------------------
                                                                                       2000                   1999
                                                                                       ----                   ----
                                                                                              (unaudited)
Operating activities:
  Net income (loss)                                                                 $   (213)              $   418
  Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
                Depreciation and amortization                                            454                   513
                Provision for losses on accounts receivable                              262                    30
                Issuance of common stock options and warrants for services rendered       52                    --
                Deferred income taxes                                                   (142)                  279
                Changes in assets and liabilities:
                    Accounts receivable                                               (1,247)               (1,890)
                    Prepaid expenses and other                                           (75)                  834
                    Accounts payable                                                    (829)                  (71)
                    Income taxes payable                                              (1,798)                   --
                    Accrued expenses                                                  (1,163)                  265
                    Deferred revenues                                                  2,287                (1,161)
                                                                                    --------               -------
                         Net cash used in operating activities                        (2,412)                 (783)
                                                                                    --------               -------
Investing activities:
     Purchases of property and equipment                                                (333)                 (912)
     Purchases of short-term investments                                                  --                  (400)
     Purchase of  marketable securities                                               (5,775)                   --
     Investment in non-marketable securities                                            (100)                   --
     Proceeds from note receivable                                                     8,000                    --
     Proceeds from sales of short-term investments                                       659                    --
                                                                                    --------               -------
                         Net cash provided by (used in) investing activities           2,451                (1,312)
                                                                                    --------               -------
Financing activities:
     Proceeds from issuance of subsidiary convertible preferred stock                  9,500                    --
     Proceeds from exercise of stock options                                             319                    42
                                                                                    --------               -------
                         Net cash provided by financing activities                     9,819                    42
                                                                                    --------               -------
Net increase (decrease) in cash and cash equivalents                                   9,858                (2,053)
Cash and cash equivalents, beginning of period                                        16,765                10,822
                                                                                    --------               -------
Cash and cash equivalents, end of period                                            $ 26,623               $ 8,769
                                                                                    ========               =======

         The accompanying notes are an integral part of these statements

                           PRWW, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Further information on potential factors that could affect the Company's financial results can be found in the Company's Report on Forms 10-K filed with the Securities and Exchange Commission.

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


Three Months Ended March 31,
----------------------------
                                             Net                        Per
                                           Income                      Share
2000                                       (Loss)        Shares        Amount
---------------------------------          ------        ------        ------

Basic net loss ..................        $(213,000)     6,960,000      $(0.03)
Effect of dilutive shares........               --             --          --
                                         ---------      ---------      ------

Diluted net loss.................        $(213,000)     6,960,000      $(0.03)
                                         =========      =========      ======
1999
---------------------------------

Basic net income.................        $ 418,000      7,049,000      $0.06
Effect of dilutive shares........               --        106,000         --
                                         ---------      ---------      -----
Diluted net income...............        $ 418,000      7,155,000      $0.06
                                         =========      =========      =====

Options to purchase 712,988 shares of common stock were outstanding at March 31, 2000 but were not included in the diluted computation because the Company incurred a net loss and the inclusion would be anti-dilutive.

Options to purchase 215,635 shares of common stock were outstanding at March 31, 1999 but were not included in the computation of diluted net income per share because the option exercise prices were greater than the average market price of the Company's common stock during the period.

Note 3.       Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income." The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation and marketable securities. The unrealized gains and losses from foreign currency translation were immaterial as of March 31, 2000 and 1999. For the three months ended March 31, 2000, the Company recorded an unrealized gain of $1,320,000, net of tax, from its investment in Medical Advisory Systems. There were no unrealized gains or losses from short-term investments during the three months ended March 31, 1999.

Note 4        Operating Segments

The Company's operating segments are strategic business units that offer different products and services to a common client base. The Company's products and services are provided both in the United States and internationally through two reportable business segments: Clinical Operations, which includes clinical research support services, clinical trial management services and clinical data management services; and Technology Operations, which includes software sales and support and consulting services. The Company closed its international clinical research services business during the second half of 1999 and sold its domestic clinical research services business in December 1999, both of which were included in the Clinical Operations Segment in 1999.

The Company evaluates performance based on the net revenues and operating earnings performance of the respective business segments. Segment information is as follows:

                                                                Three months ended March 31, 2000
                                              -------------------------------------------------------------------
                                                Clinical          Technology
                                               Operations         Operations           Other             Total
                                               ----------         ----------           -----             -----
Net revenues from external customers           $ 2,938,000        $3,143,000        $        --       $ 6,081,000
Loss from operations                               (84,000)         (543,000)                --          (627,000)
Identifiable assets                              6,263,000         4,878,000         43,546,000        54,687,000

                                                                Three months ended March 31, 1999
                                              -------------------------------------------------------------------
                                                Clinical          Technology
                                               Operations         Operations           Other             Total
                                               ----------         ----------           -----             -----
Net revenues from external customers           $ 7,491,000        $2,018,000        $        --       $ 9,509,000
Income from operations                             266,000           283,000                 --           549,000
Identifiable assets                             16,131,000         4,025,000         19,509,000        39,665,000

                                        7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a business-to-business provider of technology-based products and services used to manage clinical trials and collect, analyze and report clinical data. We also are a leading provider of centralized collection and interpretation of electrocardiograms, one of the most frequently used diagnostic tests in a clinical trial. We offer our products and services to our customers in the pharmaceutical, biotechnology and medical device industries and to clinical research organizations serving those industries.

In December 1999, we formed eResearchTechnology, Inc. (eRT) as a wholly owned subsidiary. Effective January 1, 2000, we contributed all of our technology and operating businesses to eRT in exchange for all of its issued and outstanding common stock. On March 24, 2000, the Company's eRT subsidiary sold 95,000 shares of convertible preferred stock and agreed to issue a warrant to purchase 2.5% of eRT's outstanding common stock for $9,500,000. On March 29, 2000, eRT filed a registration statement with the Securities and Exchange Commission in connection with a contemplated initial public offering of its common stock. Our results of operations are generated primarily through the operations of eRT.

We have been continuously committed to the effective use of technology in clinical applications for over 20 years. This commitment included our filing of the first computer-assisted new drug application with the Food and Drug Administration in 1985, our introduction of a technology-enhanced electrocardiogram service in 1988 and our acquisition of DLB Systems in October 1997. The research and development and baseline technology obtained in the DLB Systems acquisition provided the platform for the development of our current software applications. Over time we have also conducted various clinical and diagnostic operations, including operating a clinical research organization from 1995 until December 31, 1999. The sale of our domestic clinical research operations on December 31, 1999 marked the completion of our efforts to cease providing clinical research services and allowed us to focus exclusively on providing technology-based solutions to the clinical trials market.

In March 1999, we signed a two-year consulting agreement with AmericasDoctor.com to help it develop Internet-based clinical trial patient recruitment and referral services. Our relationship with AmericasDoctor.com has been critical to the development of our Internet-based patient recruitment product. In August 1999, we signed agreements with Breast Cancer International Research Group, under which we are providing some of our software applications through an electronic research network (eResNet) we are implementing and that we expect will eventually connect at least 400 investigator sites in more than 20 countries. An eResNet integrates our products and provides a comprehensive solution that links important data with the key participants in a clinical trial: sponsoring manufacturers, investigating physicians, patients or subjects and any clinical research organization that a sponsor may use to help in conducting a clinical trial.

Our license and services revenues consist of up-front software license revenues, consulting and training service revenues, software maintenance service revenues and usage service revenues that we generate from repeated use of our products and services. To date, usage service revenues have consisted primarily of fees generated from our centralized electrocardiogram services. Prior to the December 1999 sale of the domestic clinical research service business, we also generated revenues from managing clinical trials. We have not accounted for the clinical research service business (Clinical research services) as a discontinued operation because it was not a separate reportable segment. We will not generate any future revenues from Clinical research services.

We are shifting our strategy to create more of a recurring revenue business model by deploying eResNets and modular solutions under agreements that permit their use in multiple clinical trials at any number of sites and charge for their use on a per user, per trial, per site basis. We anticipate that an increasing portion of our revenues will be attributable to these types of usage service revenues. However, this business model is in an emerging state and its revenue and income potential is unproven. Furthermore, our historical revenue sources will likely continue to be major contributors to our overall revenues.

We expect to incur losses in 2000 for two primary reasons. First, we plan to invest substantial resources in product development, sales and customer support and the general growth of our organization. Second, we will record a charge related to the value of two eRT common stock warrants and, if the eRT preferred stock is converted, the value of the beneficial conversion price of such preferred stock.

We recognize software revenues in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9. Accordingly, we recognize license revenues when a formal agreement exists, delivery of the software and related documentation has occurred, collectibility is probable and the license fee is fixed or determinable. We recognize revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. We provide consulting and training services on a time and materials basis and recognize revenues as we perform the services. Usage service revenues consist of revenues from services that we provide on a fee-for-service basis. We recognize usage service revenues as the services are performed. Clinical research services were generally based on fixed-price contracts, with variable components. Revenues from Clinical research services were recognized as services were rendered.

Usage service and Clinical research service revenues vary based on the conduct of our customers' clinical trials. Customers terminate or delay trials for a variety of reasons, including the failure of the product being tested to satisfy safety or efficacy requirements, unexpected or undesired clinical results, the customer's decision to forgo a particular study, insufficient patient enrollment or investigator recruitment, and production problems resulting in shortages of required supplies. Customers frequently pay us a portion of our fee for these services upon contract execution as an up-front deposit, which is typically nonrefundable upon contract termination.

Cost of licenses and services includes the cost of licenses, the cost of technology consulting and maintenance services and the cost of usage services. Cost of licenses consists primarily of the cost of producing compact disks and related documentation and royalties paid to third parties in connection with their contributions to our product development. Cost of technology consulting and maintenance services consists primarily of wages, fees paid to outside consultants and other direct operating costs related to our consulting and customer support functions. Cost of usage services consists primarily of direct costs related to our centralized electrocardiogram services and includes wages, fees paid to outside consultants, shipping expenses and other direct operating costs. Cost of Clinical research services consisted primarily of wages, fees paid to outside consultants and other direct operating costs associated with our clinical research operations. Selling and marketing expenses consist primarily of salaries and commissions paid to sales and marketing personnel or paid to third parties under marketing assistance agreements, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of salaries, benefits and direct costs for our finance, administrative and executive management functions, in addition to professional service fees. Research and development expenses consist primarily of salaries and benefits paid to our product development staff, costs paid to outside consultants and direct costs associated with the development of our technology products.

Historically, we operated through two business segments: Technology Operations and Clinical Operations. We conduct our operations on a global basis, with offices in the United States and the United Kingdom.

Results of Operations

The following table presents certain financial data as a percentage of total revenues:
                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     2000          1999
                                                     ----          ----
Net revenues:
     Licenses and services                          100.0%          58.0%
     Clinical research services                       --            42.0
                                                   ------         ------
          Total net revenues                        100.0          100.0
                                                   ------         ------
Cost of revenues:
     Cost of licenses and services                   53.3           30.5
     Cost of clinical research services               --            33.8
                                                   ------         ------
          Total cost of revenues                     53.3           64.3
                                                   ------         ------
          Gross margin                               46.7           35.7
                                                   ------         ------
Operating expenses:
     Selling and marketing                           19.6            9.6
     General and administrative                      24.2           14.0
     Research and development                        13.2            6.3
                                                   ------         ------
          Total operating expenses                   57.0           29.9
                                                   ------         ------
Operating income (loss)                             (10.3)           5.8
Other income, net                                     4.5            1.5
                                                   ------         ------
Income (loss) before income taxes                    (5.8)           7.3
Income tax provision (benefit)                       (2.3)           2.9
                                                   ------         ------
Net income (loss)                                    (3.5%)          4.4%
                                                   ======         ======

Three months ended March 31, 2000 compared to three months ended March 31, 1999.

Total net revenues decreased 36.1% to $6,081,000 for the three months ended March 31, 2000 compared to $9,509,000 for the three months ended March 31, 1999. Total net revenues of $9,509,000 for the three months ended March 31, 1999 included net revenues of $3,997,000 from Clinical research services. The Company sold its domestic Clinical research services to SCP Communications, Inc. (SCP) in December 1999 and closed its international Clinical research services during the second half of 1999.

License revenues increased 734.5% to $993,000 for the three months ended March 31, 2000 from $119,000 for the three months ended March 31, 1999. The increase in license revenues was due primarily to $625,000 of revenue recognized under the master software license agreement signed during 1999 with the Breast Cancer International Research Group. Technology consulting and training service revenues increased 15.9% to $1,136,000 for the three months ended March 31, 2000 compared to $980,000 for the three months ended March 31, 1999. The increase in technology consulting and training service revenues is due primarily to additional support revenues from new software installations and increased consulting activity in support of the Company's software and client needs. Software maintenance revenue increased 10.2% to $1,013,000 for the three months ended March 31, 2000 compared to $919,000 for the three months ended March 31, 1999. The increase in software maintenance was due to a larger installed base of software licenses during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Usage service revenues decreased 15.9% to $2,939,000 for the three months ended March 31, 2000 compared to $3,494,000 for the three months ended March 31, 1999. During 1999, the Company's clinical laboratory operation was included in usage revenues. Clinical laboratory operations were phased out during the second half of 1999. Clinical laboratory operation net revenues for the three months ended March 31, 1999 were $317,000. The remaining decline in usage revenues was due primarily to a lower volume of electrocardiogram fees in the first quarter of 2000 compared to the first quarter of 1999.

Total cost of revenues decreased 47.1% to $3,239,000 for the three months ended March 31, 2000 compared to $6,121,000 for the three months ended March 31, 1999. As a percentage of net revenues, total cost of revenues decreased from 64.3% for the three months ended March 31, 1999 to 53.3% for the three months ended March 31, 2000. Total cost of revenues of $6,121,000 for the three months ended March 31, 1999 included cost of revenues of $3,218,000 from Clinical research services. The Company sold its domestic Clinical research services in December 1999 and closed its international Clinical research services during the second half of 1999.

The cost of license revenues increased 168.8% to $86,000 for the three months ended March 31, 2000 from $32,000 for the three months ended March 31, 1999. The increase in the cost of license revenues was primarily due to third party royalties incurred in the first quarter of 2000 based on software license revenues. There were no royalties payable to third parties in the first quarter of 1999. As a percentage of revenues, the cost of license revenues decreased to 8.7% for the three months ended March 31, 2000 from 26.9% for the three months ended March 31, 1999. The decrease in the cost of license revenues as a percentage of license revenues was due to the increase in license revenues compared to the components of costs, which are relatively fixed in nature. The cost of consulting and software maintenance revenues increased 68.6% to $1,310,000 for the three months ended March 31, 2000 compared to $777,000 for the three months ended March 31, 1999. As a percentage of revenues, the cost of consulting and software maintenance revenues increased to 61.0% of revenues for the three months ended March 31, 2000 from 40.9% of revenues for the three months ended March 31, 1999. The increase in both the cost of consulting and software maintenance revenues and the cost of consulting and software maintenance revenues as a percentage of consulting and software maintenance revenues were due primarily to additional personnel, recruiting fees, subcontracting costs and travel and increased facility and depreciation expenses to support the increase in maintenance and consulting revenues and to implement the Company's new business model. The cost of usage services decreased 12.0% to $1,843,000 for the three months ended March 31, 2000 compared to $2,094,000 for the three months ended March 31, 1999. The cost of usage service revenues included the cost associated with the Company's clinical laboratory operation, which was phased out during the second half of 1999. For the three months ended March 31, 1999, cost of revenues for the clinical laboratory operation was $322,000. As a percentage of usage revenues, cost of usage services increased to 62.7% for the three months ended March 31, 2000 from 59.9% for the three months ended March 31, 1999. The increase is due primarily to increased subcontracting expenses required to complete client contract requirements.

Selling and marketing expenses increased 31.4% to $1,192,000 for the three months ended March 31, 2000 compared to $907,000 for the three months ended March 31, 1999. The increase in selling and marketing expenses was due to increased advertising, promotion, convention and other selling expenses as a result of the Company's market introduction of its eRT subsidiary and increased commission expense resulting from software license revenues in the three months ended March 31, 2000. These increases were partially offset by lower compensation costs resulting from the sale of the domestic Clinical research services to SCP.

General and administrative expenses increased 10.5% to $1,474,000 for the three months ended March 31, 2000 from $1,334,000 for the three months ended March 31, 1999. The year-to-year increase was primarily due to increased accounting, legal and insurance expenses in addition to an increased provision for bad debts associated with a specific customer receivable balance. These increases were partially offset by lower compensation costs from reduced personnel as a result of the sale of the domestic Clinical research services.

Research and development expenses increased 34.3% to $803,000 for the three months ended March 31, 2000 compared to $598,000 for the three months ended March 31, 1999. The Company has increased its investment in research related activities to implement its new business model. The year-to-year increase was due primarily to increased payroll, subcontracting, training and facility costs.

Other income, which consisted primarily of interest earned on the Company's cash, cash equivalents and short-term investments, increased to $272,000 from $148,000 for the three months ended March 31, 2000 and 1999, respectively. The increase was due to higher cash and short-term investment balances in 2000.

The Company's effective tax rate was 40.0% for the three months ended March 31, 2000 and 1999.

Liquidity and Capital Resources

At March 31, 2000, the Company had $26,623,000 of cash and cash equivalents and $3,641,000 invested in short-term investments. The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with maturities of less than one year.

For the three months ended March 31, 2000, the Company used cash in operations of $2,412,000 compared to cash used in operations of $783,000 for the three months ended March 31, 1999. The year-to-year change was primarily the result of decreased accounts payable, income taxes payable and accrued expenses partially offset by increased deferred revenues.

During the three months ended March 31, 2000, the Company purchased $333,000 of equipment compared to $912,000 during the three months ended March 31, 1999. The decrease in equipment purchases reflects the additional capital equipment needed in the first quarter of 1999 to support the growth of the Company and the move of the Company to new facilities in Philadelphia in 1999.

In January 2000, the Company received $8,050,000 from SCP in payment of a note receivable plus accrued interest. The note resulted from the Company's sale of its domestic Clinical research services to SCP in December 1999.

During the three months ended March 31, 2000, the Company received $319,000 in cash from the exercise of 69,635 employee stock options.

In March 2000, the Company made an investment of $5,775,000 for a 10% equity ownership in Medical Advisory Systems (MAS), a publicly traded company. Concurrently, the Company's eRT subsidiary finalized a 5-year sales, services and marketing agreement with MAS. Under this agreement, MAS will provide several services to assist eRT in deploying its suite of integrated proprietary clinical research software available to the pharmaceutical, medical device and biotechnology industries as well as to clinical research organizations.

On March 24, 2000, the Company's eRT subsidiary sold 95,000 shares of convertible preferred stock and agreed to issue a warrant to purchase 2.5% of eRT's outstanding common stock for $9,500,000. The preferred stock will automatically convert into eRT's common stock upon an initial public offering with proceeds of at least $25,000,000 at the public offering price per share less underwriting discounts and commissions. If eRT does not complete an initial public offering before March 24, 2001, the holder of the preferred stock has the right, for a period of one year,to require the Company to purchase the preferred stock for a price equal to the investor's original purchase price, with the purchase price being paid at the Company's option in cash or shares of the Company's common stock at the then market price. On March 27, 2000, eRT issued a warrant to purchase common stock of eRT to Scirex Corporation, an affiliate of the preferred stockholder. The warrant entitles Scirex to purchase the number of eRT common shares equal to $1 million divided by eRT's initial public offering price per share, at an exercise price per share equal to eRT's initial public offering price per share.

The Company has a line of credit with a bank, through June 30, 2000, that provides for borrowings up to $3,000,000 at an interest rate of prime minus 35 basis points. The line of credit agreement includes certain covenants, the most restrictive of which limit future indebtedness and require compliance with a liabilities-to-tangible net worth ratio. To date, the Company has not borrowed any amounts under its line of credit.

The Company expects that existing cash and cash equivalents, short-term investments, marketable securities, cash flows from operations and available borrowings under its line of credit will be sufficient to meet its foreseeable cash needs for at least the next year. However, there may be acquisition and other growth opportunities that require additional external financing and the Company may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that such financings will be available or available on terms acceptable to the Company.

Year 2000

The Company completed implementation of its Year 2000 remediation plan on a timely basis and such remediation plan as implemented addressed all mission critical systems. The Company is not aware of any adverse effects of Year 2000 issues on the Company, including its systems and operations. The Company has no information that indicates that a significant vendor may be unable to sell to the Company; a significant customer may be unable to purchase from the Company; or a significant service provider may be unable to provide services to the Company, because of Year 2000 compliance problems.

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

Interest Rate Risk

The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with fixed rates with maturities of less than one year. The Company actively manages its portfolio of cash equivalents and marketable securities but in order to ensure liquidity will only invest in instruments with high credit quality where a secondary market exists. The Company has not and does not hold any derivatives related to its interest rate exposure. Due to the average maturity and conservative nature of the Company's investment portfolio, a sudden change in interest rates would not have a material effect of the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for the three months ended March 31, 2000 would have decreased by less than $100,000. This estimate assumes that the decrease occurred on the first day of 2000 and reduced the yield of each investment by 100 basis points. The impact on the Company's future interest income of future changes in investment yields will depend largely on the gross amount of the Company's cash, cash equivalents and short-term investments. See"Liquidity and Capital Resources".

Foreign Currency Risk

The Company operates on a global basis from locations in the United States and the United Kingdom. All international net revenues are billed in either US dollars or pounds sterling and international expenses are primarily incurred in pounds sterling. As such, the Company faces exposure to adverse movements in the exchange rate of the pound sterling. As the currency rate changes, translation of the income statement of our UK subsidiary from the local currency to U.S. dollars affects year-to-year comparability of operating results. The Company does not hedge translation risks because any cash flows from international operations are generally reinvested. To date, the effect of foreign currency fluctuations are reflected in the Company's operating results and have not been material.

Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating loss for international operations by less than $100,000.

The introduction of the Euro as a common currency for members of the European Monetary Union took place in January 1999. To date, the introduction of the Euro has had no material impact on the Company's UK operations.

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

(2) Offering Date:      February 4, 1997

(3) Not Applicable

(4) (i)    The offering terminated after all shares registered were sold

    (ii)   Managing Underwriters:  Montgomery Securities
                                   Furman Selz
                                   Genesis Merchant Group

    (iii)  Class of Securities Registered: Common Stock

                                                           Account of
    (iv)                          Account of Company        Selling Shareholder
                                  ------------------        -------------------
           Amount Registered      2,206,250 common stock    956,250 common stock

           Aggregate price of
           Amount Registered      $37,506,250               $16,256,250

           Amount Sold              2,206,250                   956,250

           Aggregate Offering
           Price of Amount Sold   $37,506,250                16,256,250

    (v)    Expenses of offering for account of the Company:
           Underwriting Discount and Commission             $ 2,625,437
           Other expenses                                   $   698,813
           Total Expenses                                   $ 3,324,250

           (A) There were no direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of common stock of the Company; or affiliates of the Company.

           (B) All of the above payments were direct or indirect payments to others not described in clause (A).

    (vi)   Net Offering Proceeds to the Company:            $34,182,000

    (vii)  Use of Proceeds as of March 31, 2000:
           Net cash paid for business acquisition             8,655,000
           Net cash paid for minority equity investment       8,700,000
           Purchase of equipment                              6,105,000
           Temporary Investments (consisting of short-term,
           Investment-grade securities)                       3,641,000

           All of the above payments were to others not described in item (v)
           (A) above.

    (viii) The use of proceeds is consistent with the Prospectus

Item 6. Exhibits and Reports on Form 8-K

        a.)  Exhibits

             3.1.1  Certificate of Amendment to Certificate of Incorporation
             10.33 Management Consulting Agreement effective as of January 1, 2000 between Joel Morganroth, M.D., P.C. and eResearchTechnology.*
             10.34 Management Employment Agreement effective January 1, 2000 between Joseph A. Esposito and eResearchTechnology. *
             10.35  Management Employment Agreement effective January 1, 2000 between Bruce Johnson and eResearchTechnology. *
             10.36  Management Employment Agreement effective January 1, 2000 between Vincent Renz and eResearchTechnology. *
             10.37 Management Employment Agreement effective January 1, 2000 between Robert Brown and eResearchTechnology. *
             10.38 Voting Agreement dated as of March 24, 2000 between PRWW, Ltd. and eResearchTechnology.
             10.39  Tax Sharing Agreement effective as of January 1, 2000 between PRWW, Ltd. and eResearchTechnology, Ltd.
             10.40  Services and Support Agreement effective as of January 1,
                    2000 between PRWW, Ltd. and eResearchTechnology, Ltd.
             10.41 Series A Preferred Stock Purchase Agreement dated as of March 24, 2000 among eResearchTechnology, Ltd., PRWW, Ltd. and Communicade Inc.
             10.42 Investor Rights Agreement dated as of March 24, 2000 between eResearchTechnology, PRWW, Ltd. and Communicade Inc.
             10.43 Put Option Agreement dated March 24, 2000 between PRWW, ltd. and Communicade Inc.
             10.44 Form of Warrant to be issued by eResearchTechnology in favor of Communicade Inc.
             10.45 Warrant dated March 27, 2000 issued by eResearchTechnology in favor of Scirex Corporation.
             10.46 Stock Purchase Agreement dated March 8, 2000 between PRWW, Ltd. and Medical Advisory Systems, Inc.
             10.47 Amendment to Management Agreement dated September 7, 1999 between PRWW, Ltd. and Joel Morganroth, MD. *
             27.0   Financial Data Schedule.

             *      Management contract or compensatory plan or arrangement.

        b.)  Reports on Form 8-K

             None

                                   Signatures


              Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PRWW, LTD.
                                            (Registrant)

Date: May 15, 2000                      By:  /s/ Joel Morganroth
                                            ------------------------------------
                                             Joel Morganroth, MD
                                             Chief Executive Officer




Date: May 15, 2000                      By:  /s/ Bruce Johnson
                                            ------------------------------------
                                             Bruce Johnson
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)