Form 10-K/A
period 1999-12-31
PREMIER RESEARCH WORLDWIDE LTD
filed 2000-07-07
CIK 1026650

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                ---------------
                                  FORM 10-K/A
                                Amendment No. 1
                                ---------------

[X] AMENDMENT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 1999

                                       or

[ ] AMENDMENT TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


         Our products and services have been provided, both in the United States and internationally, through two business segments: Clinical Operations, which include centralized diagnostic testing services and, prior to January 1, 2000, CRO operations, including clinical trial and data management services; and Technology Operations, which include the developing, marketing and support of clinical trial and data management software, support and consulting services. Our diagnostic testing services and clinical trial and data management services are utilized by clinical trial sponsors during their conduct of clinical trials. Such services are generally similar in nature, have similar production processes, distribution methods and general economics and, therefore, have been aggregated in our Clinical Operations segment. Our Technology Operations include the licensing of our proprietary software products and the provision of maintenance and consulting services in support of our proprietary software products and, therefore, have been aggregated in one segment. See Note 11 to the Consolidated Financial Statements appearing herein for information pertaining to the amounts of net revenue, operating profit and identifiable assets attributable to each of the Company's industry segments for the Company's last three fiscal years.


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


CRO services are generally on a fee-for-service basis and range in duration from a few months to two years. A portion of the Company's fee frequently is paid upon contract execution as a non-refundable up-front payment, with the balance billed in accordance with the contract terms. The Company's contracts generally may be terminated with or without cause on 30 to 90 days notice. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of the product(s) being tested to satisfy safety or efficacy requirements; unexpected or undesired clinical results of the product; the client's decision to forego a particular study; insufficient patient enrollment or investigator recruitment, and production problems resulting in shortages of required supplies. Revenues from CRO operations are generally recognized as the services are performed. The Company regularly subcontracts with third-party investigators in connection with clinical trials and with other third-party providers for specialized services. These and other reimbursable costs are paid by the Company and reimbursed by clients and, in accordance with industry practice, are included in revenues. Since reimbursed costs may vary significantly from contract to contract and are not meaningful for analyzing trends in revenues, they are included in gross revenues but excluded from net revenues.

Revenues from technology software licenses are recognized upon delivery of the software and related documentation when collectibility is deemed probable and the license fee is deemed fixed or determinable (see Note 1 of Notes to Financial Statements). Revenues from software maintenance and continuing support contracts are recognized on a straight-line basis over the period in which the maintenance and support is provided, generally twelve months. Revenues from consulting and training services are recognized when the services are performed.


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


Clinical Operations net revenues increased 41.7% or $9.0 million to $30.7 million for the year ended December 31, 1999 compared to $21.7 million for the year ended December 31, 1998. Contributing to this increase was centralized diagnostic services, which increased 42.7% to $14.0 million for the year ended December 31, 1999 from $9.8 million for the year ended December 31, 1998. The year-to-year increase was due entirely to increased electrocardiogram contract signings during 1999. Included in centralized diagnostics are net revenues from the Company's clinical blood laboratory. During the third quarter of 1999, management elected to close the blood laboratory and outsource the Company's remaining contractual commitments to a third party. Blood laboratory net revenues were $0.7 and $1.6 million for the years ended December 31, 1999 and 1998, respectively.


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

Selling and marketing expenses increased 36.1% to $5.1 million for the year ended December 31, 1999 from $3.8 million for the year ended December 31, 1998. The increase in 1999 from 1998 was due primarily to commissions paid on a large enterprise-wide software license in 1999 along with increased direct selling expenses associated with the overall increase in the Company's revenues. General and administrative expenses increased 32.2% to $6.6 million for the 1999 period from $5.0 million for the 1998 period. The year-to-year increase was due primarily to increased compensation expense to support present and planned growth and a $399,000 provision for bad debts. The bad debt provision was due to uncollectible accounts primarily in our Clinical Operations segment. In particular, the Company increased its reserve for bad debts relating to receivables of the domestic CRO operation which was sold in December 1999, and receivables of the international CRO operation, which was closed during the last half of 1999.


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

REVENUES

Clinical Operations revenues are generally recorded when services are rendered. Clinical Operations contracts are generally completed within a few months to two years. The Company often receives non-refundable deposits from its customers that are recorded as deferred revenues in the accompanying consolidated balance sheets. Clinical Operations revenues for twelve months ended December 31, 1998 include $0.8 million for work completed under a contract which was cancelled before completion. Technology Operations include software license revenues, which are recognized upon delivery of the software and related documentation when collectibility is deemed probable and the license fee is deemed fixed or determinable. Software arrangements with customers often include multiple elements, including product licenses, maintenance and/or other services. The Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence. This objective evidence of fair value is specific to the Company and consists either of prices derived from sales of elements when they are sold separately, such as the stated renewal rate for maintenance or the price established by management for the sale of the elements in the ordinary course of business, such as published list prices. Revenues from software maintenance and support contracts are recognized on a straight-line basis over the term of the contract, generally 12 months. Revenues from related training and consulting services are recognized as services are performed. Technology Operations revenues for the year ended December 31, 1997 include $0.4 million recognized in connection with an agreement termination.

WARRANTY

The company does not offer its customers a general right of return. Software license agreements provide for a 30-day warranty period for defects. The Company's policy is to estimate the amount of future warranty costs at the date revenue is recognized and to accrue that amount as a liability. To date, warranty costs have been nominal and no amount has been accrued as of December 31, 1999 and 1998.

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


COMPREHENSIVE INCOME


FASB Statement No. 130, "Reporting Comprehensive Income" requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a balance sheet. The Company has no items of comprehensive income and, therefore, the Company's net comprehensive income is equal to its net income.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2. Acquisition of DLB Systems, Inc.


Overview

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

Pro Forma Results of Operations

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

In-Process Research and Development

The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relates to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet their design requirements, including functions, features and technical performance requirements. If the R&D project and technologies are not completed as planned, they will neither satisfy the technical requirements of a changing market nor be cost effective.

As of the acquisition date, DLB had progressed in its development efforts related to the next-generation software technology. This new product suite was being designed with dramatically more flexible software architecture allowing for new advanced features and functionality.

The technology development projects under development at the time of the acquisition primarily involved significant efforts as follows.

Recorder Technology. At the acquisition date, the research and development related to the Recorder and Recorder Remote technology project (collectively referred to as the "Recorder Project") involved software and system technology designed to enable effective clinical data management. The Recorder project focused on designing software and system technology that would allow for fast setup, standardization through a modular approach, unify report form design, improve data quality, reduce programmer support needs, and be internet enabled. Overall, substantial progress had been made related to the research and development of the Recorder project at the acquisition date. The primary remaining risks at the acquisition date included the completion of remaining final design work, prototyping, and testing activities.

The Company anticipated that development related to this project would be completed in late 1998, after which the Company expected to begin generating economic benefits from completed development associated with the in-process research and development. The Recorder technology was approximately 60 percent complete at the time of the acquisition and costs to complete the research and development efforts related to the Recorder technology project were expected to total approximately $2,100,000.

Monitor Technology. At the acquisition date, the research and development related to the Monitor technology project involved creation of new software technology designed to enable planning, managing, and monitoring of clinical trials. The Monitor project focused on designing software and system technology that would allow increased flexibility and functionality in the clinical trial process including planning and scheduling, budgeting, and reporting of clinical trials as well as providing system security features. Overall, significant progress had been made related to the research and development of the Monitor project at the acquisition date. The primary remaining risks at the acquisition date were related to the completion of prototyping and testing functions.

The Company anticipated that development related to this project would be completed in mid 1998, after which the Company expected to begin generating economic benefits from the development. The Monitor technology was approximately 85 percent complete at the time of the acquisition and costs to complete the research and development efforts related to the Monitor technology project were expected to total approximately $200,000.

Alert Technology. At the acquisition date, the research and development related to the Alert technology project involved software and system technology designed to handle and post regulatory requirements related to clinical trials. The Alert project focused on designing software and system technology that would allow tracking of adverse event cases through all stages of data entry, assessment, follow-up, and regulatory reporting, including quickly generating reports, tracking of reports, and design of a single screen summary for management review. Overall, substantial progress had been made related to the research and development of the Alert project at the acquisition date. The primary remaining risks at the acquisition date were related to the completion of remaining prototyping and testing activities.

The Company anticipated that development related to this project would be completed in the beginning of 1998, after which the Company expected to begin generating economic benefits from the completed development. The Monitor technology was approximately 85 to 90 percent complete at the time of the acquisition and costs to complete the research and development efforts related to the Alert technology project were expected to total approximately $400,000.

Valuation analysis

Revenue

The value of the acquired in-process technologies was computed using a discounted cash flow analysis on the anticipated income stream of the related product sales. The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. Future revenue estimates were generated from the next-generation DLB product line. Aggregate revenue for DLB products was estimated to be approximately $7,800,000 for the period ending December 31, 1997. Thereafter, revenue was estimated to increase at a compound annual rate of 29 percent through fiscal year 2002, and then steadily declining to approximately 7% percent growth.

Operating Expenses

Operating expenses used in the valuation analysis of DLB included (i) cost of sales and selling, general and administrative expenses, and (ii) research and development expenses. Operating expenses were estimated based on historical results and discussions with management regarding anticipated cost savings. Due to purchasing power increases and general economies of scale, estimated operating expense as a percentage of revenues were expected to decrease after the acquisitions.

Operating Expenses: Operating expenses, expressed as a percentage of revenue, for the developed and in-process technologies identified in the valuation were estimated to range from 107 percent down to 82 percent for fiscal 1997 through 1999 and remain steady thereafter.

Research and Development: Research and development ("R&D") expenses consist of the costs associated with activities undertaken to develop new software and to keep products responsive to market demands. The R&D expense was estimated to be 18 percent of revenues in fiscal 1997, declining to 15 percent of revenues by 1999 and remaining steady thereafter.

Effective income tax rate

The effective income tax rate utilized in the analysis of the DLB technology was 40 percent throughout the valuation period. The 40 percent reflects the Company's estimated combined federal and state statutory income tax rate.

Discount rate

The discount rate selected for developed and in-process technology was 25 percent and 30 percent, respectively. In the selection of the appropriate discount rate, consideration was given to the Weighted Average Cost of Capital ("WACC"), which was determined, in part, by using the Capital Asset Pricing Model (CAPM). The discount rate utilized for the in-process technology was significantly higher than the Company's WACC due to the risk of realizing cash flows from products that had yet to reach technological feasibility.

Allocation of value

The fair values of the assets acquired from DLB were allocated between: in-process research and development; developed technology; and purchase price in excess of identifiable assets. The results of the allocation of values between the assets are as follows: in-process research and development of $7,883,000, developed technology of $636,000, purchase price in excess of identifiable assets of $2,353,315.

Comparison to Actual Results

The Company believed that the foregoing assumptions used in the DLB's in-process R&D analysis were reasonable at the time of the acquisition. No assurance could be given that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, would transpire as estimated. However, management indicated that as of a current date, the in-process research and development projects have all been completed.

The Company currently believes that actual results have been consistent with forecasts related to the acquired in-process revenues. In addition, the Company believes that expenses incurred to date associated with the development and integration of the in-process R&D projects are consistent with the Company's previous estimates.


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

The Company's products and services are provided through two business segments, both in the United States and internationally: Clinical Operations which includes centralized diagnostic testing services and clinical research operations services; and Technology Operations, which includes clinical trial and data management software, support and consulting services. The Company's discontinued Phase I Clinical Research Unit and income and expense not allocated to reportable segments are reported as Other.

During 1997 and 1998, no single client accounted for more than 10% of a segment's net revenues. In 1999, one client accounted for 15.5% of Clinical Operations net revenues and three clients accounted for 25.9%. 19.1% and 11.7%, respectively, of the Technology Operations net revenues.


The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance based on the net revenues and operating earnings of the respective business segments.

                                                                    Year Ended December 31, 1997
                                                 -------------------------------------------------------------------
                                                    Clinical
                                                   Operations        Technology         Other             Total
                                                 --------------   ---------------   -------------   ----------------
License revenues..............................  $        --         $   210,000    $        --        $    210,000
Service revenues..............................    6,900,000             585,000             --           7,485,000
CRO operations revenues.......................    4,415,000                  --      2,053,000           6,468,000
                                                -----------         -----------    -----------        ------------
Total net revenues from external customers ...   11,315,000             795,000      2,053,000          14,163,000
Loss from operations .........................   (2,525,000)         (8,311,000)      (682,000)        (11,518,000)
Identifiable assets ..........................    6,263,000           3,573,000     26,938,000          36,774,000
Depreciation and amortization ................      547,000              75,000         87,000             709,000
Capital expenditures .........................    1,437,000              30,000         42,000           1,509,000

                                                                  Year Ended December 31, 1998
                                                 --------------------------------------------------------------
                                                    Clinical
                                                   Operations      Technology        Other            Total
                                                 --------------   ------------   -------------   --------------
License revenues..............................   $        --      $5,142,000     $        --       $ 5,142,000
Service revenues..............................     9,823,000       4,788,000              --        14,611,000
CRO operations revenues.......................    11,865,000              --         189,000        12,054,000
                                                 -----------      ----------     -----------       -----------
Total net revenues from external customers ...    21,688,000       9,930,000         189,000        31,807,000
Income (loss) from operations ................    (1,565,000)      1,689,000          65,000           189,000
Identifiable assets ..........................    14,189,000       4,588,000      21,395,000        40,172,000
Depreciation and amortization ................     1,097,000         509,000              --         1,606,000
Capital expenditures .........................     2,864,000         488,000              --         3,352,000

                                                                   Year Ended December 31, 1999
                                                 ----------------------------------------------------------------
                                                    Clinical
                                                   Operations       Technology         Other            Total
                                                 --------------   --------------   -------------   --------------
License revenues..............................   $        --      $4,381,000     $        --       $ 4,381,000
Service revenues..............................    14,013,000       7,681,000              --        21,694,000
CRO operations revenues.......................    16,710,000              --              --        16,710,000
                                                 -----------      ----------     -----------       -----------
Total net revenues from external customers ...    30,723,000      12,062,000              --        42,785,000
Income (loss) from operations ................      (755,000)      3,970,000              --         3,215,000
Identifiable assets ..........................     5,318,000       4,884,000      35,010,000        45,212,000
Depreciation and amortization ................     1,585,000         582,000              --         2,167,000
Capital expenditures .........................     1,654,000         663,000              --         2,317,000

The Company operates on a worldwide basis with two locations in the United States and two locations in the United Kingdom.

Geographic information is as follows:

                                                             Year Ended December 31, 1997
                                                 -----------------------------------------------------
                                                       North
                                                      America            Europe             Total
                                                 ----------------   ---------------   ----------------
License revenues..............................     $    210,000       $        --       $    210,000
Service revenues..............................        6,510,000           975,000          7,485,000
CRO operations revenues.......................        6,468,000                --          6,468,000
                                                   ------------       -----------       ------------
Total net revenues from external customers ...       13,188,000           975,000         14,163,000
Loss from operations .........................      (10,218,000)       (1,300,000)       (11,518,000)
Identifiable assets ..........................       36,226,000           548,000         36,774,000


                                                           Year Ended December 31, 1998
                                                 -------------------------------------------------
                                                      North
                                                     America           Europe            Total
                                                 --------------   ---------------   --------------
License revenues..............................     $  4,094,000     $  1,048,000       $ 5,142,000
Service revenues..............................       11,658,000        2,953,000        14,611,000
CRO operations revenues.......................       11,435,000          619,000        12,054,000
                                                   ------------     ------------       -----------
Total net revenues from external customers ...       27,187,000        4,620,000        31,807,000
Income (loss) from operations ................        2,037,000       (1,848,000)          189,000
Identifiable assets ..........................       38,033,000        2,139,000        40,172,000


                                                          Year Ended December 31, 1999
                                                 -----------------------------------------------
                                                      North
                                                     America          Europe           Total
                                                 --------------   -------------   --------------
License revenues..............................    $  4,381,000       $       --     $ 4,381,000
Service revenues..............................      17,004,000        4,690,000      21,694,000
CRO operations revenues.......................      15,993,000          717,000      16,710,000
                                                  ------------        ---------     -----------
Total net revenues from external customers ...      37,378,000        5,407,000      42,785,000
Income (loss) from operations ................       3,718,000         (593,000)      3,215,000
Identifiable assets ..........................      44,811,000          401,000      45,212,000

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

         21.1   Subsidiaries of the Registrant. (9)

         23.1   Consent of Arthur Andersen, LLP (filed herewith).

         27.0   Financial Data Schedule. (9)


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

(9) Incorporated by reference to the exhibit filed in connection with the Company's Form 10-K on March 30, 2000.

     (b) Reports on Form 8-K

         On January 18, 2000 the Registrant filed a Report on Form 8-K dated December 31, 1999, reporting on the sale of the Registrants Clinical Research business. The Report included Pro Forma Financial Information for the Registrant and its subsidiaries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of July, 2000.


PRWW, Ltd.
(formerly named PREMIER RESEARCH WORLDWIDE, LTD.)

By:
/s/ Joel Morganroth
-------------------------------------
Joel Morganroth,
Chairman and Chief Executive Officer