Form 10-Q
period 2000-06-30
PREMIER RESEARCH WORLDWIDE LTD
filed 2000-08-15
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2000

                                       or

         [   ] Transitional report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transitional period from ___________________ to __________________


Commission file number  0-29100

                                   PRWW, LTD.
             (Exact name of registrant as specified in its charter)


            Delaware                                    22-3264604
---------------------------------          ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

      30 South 17th Street
        Philadelphia, PA                                   19103
---------------------------------          ------------------------------------
     (Address of principal                              (Zip Code)
       executive offices)

                                  215-972-0420
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares of Common Stock, $.01 par value, outstanding as of July 31, 2000, was 6,970,387.

                           PRWW, LTD. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                        Page
                                                                                                        ----
Part I.  Financial Information

         Item 1. Consolidated Financial Statements

                 Condensed consolidated balance sheets--June 30, 2000 (unaudited) and
                 December 31, 1999                                                                         3

                 Condensed consolidated statements of operations (unaudited)--Three and
                 Six Months Ended June 30, 2000 and 1999                                                   4

                 Condensed consolidated statements of cash flows (unaudited)--Six Months
                 Ended June 30, 2000 and 1999                                                              5

                 Notes to condensed consolidated financial statements (unaudited)                        6-8

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                             9-15

         Item 3. Qualitative and Quantitative Disclosures about Market Risk                               16

Part II. Other Information

         Item 2. Changes in Securities and Use of Proceeds                                                17

         Item 4. Submission of Matters to a Vote of Security Holders                                      18

         Item 6. Exhibits and Reports on Form 8-K                                                         19

                           a.)  Exhibits

                           b.)  Reports on Form 8-K

                                None

Signatures                                                                                                20

                           PRWW, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                       June 30, 2000   December 31, 1999
                                                                       -------------   -----------------
                                                                        (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                               $20,189           $16,765
  Short-term investments                                                    7,602             4,300
  Marketable securities                                                     5,706                --
  Accounts receivable, net                                                  6,800             4,537
  Note receivable                                                              --             8,000
  Prepaid expenses and other                                                1,872             1,177
  Deferred income taxes                                                       322               322
                                                                          -------           -------
         Total current assets                                              42,491            35,101
Property and equipment, net                                                 3,110             2,705
Goodwill, net                                                               1,686             1,844
Investments in non-marketable securities                                    2,858             2,625
Other assets                                                                  167                23
Deferred income taxes                                                       3,052             2,914
                                                                          -------           -------

                                                                          $53,364           $45,212
                                                                          =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $ 1,141           $ 1,761
  Accrued expenses                                                          3,447             3,322
  Income taxes payable                                                        119             2,348
  Deferred revenues                                                         3,572             2,404
                                                                          -------           -------
         Total current liabilities                                          8,279             9,835
                                                                          -------           -------

Minority interest in subsidiary                                             9,500                --
                                                                          -------           -------

Commitments and contingencies

Stockholders' equity:
Preferred stock-$10 par value, 500,000 shares authorized,
           none issued and outstanding                                         --                --
Common stock-$.01 par value, 15,000,000 shares authorized,
           7,460,187 and 7,390,152 shares issued                               75                74
Additional paid-in capital                                                 38,560            38,147
Unrealized loss on marketable securities, net of tax                          (41)               --
Treasury stock, 499,800 shares at cost                                     (2,711)           (2,711)
Accumulated deficit                                                          (298)             (133)
                                                                          -------           -------
         Total stockholders' equity                                        35,585            35,377
                                                                          -------           -------

                                                                          $53,364           $45,212
                                                                          =======           =======

         The accompanying notes are an integral part of these statements

                           PRWW, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)

                                                Three Months Ended June 30,    Six Months Ended June 30,
                                                ---------------------------    -------------------------
                                                     2000          1999          2000           1999
                                                    ------        -------       -------        -------
                                                        (unaudited)                  (unaudited)
Net revenues:
     Licenses                                       $1,362        $    --       $ 2,355        $   119
     Services                                        5,699          5,355        10,787         10,748
     CRO operations                                     --          5,653            --          9,650
                                                    ------        -------       -------        -------

           Total net revenues                        7,061         11,008        13,142         20,517
                                                    ------        -------       -------        -------

Costs of revenues:
     Cost of licenses                                  153             44           239             76
     Cost of services                                3,609          3,336         6,762          6,208
     Cost of CRO operations                             --          3,727            --          6,945
                                                    ------        -------       -------        -------

           Total costs of revenues                   3,762          7,107         7,001         13,229
                                                    ------        -------       -------        -------

           Gross margin                              3,299          3,901         6,141          7,288
                                                    ------        -------       -------        -------

Operating expenses:
     Selling and marketing                           1,275          1,045         2,466          1,953
     General and administrative                      1,419          1,620         2,894          2,953
     Research and development                        1,155            576         1,958          1,173
                                                    ------        -------       -------        -------

           Total operating expenses                  3,849          3,241         7,318          6,079
                                                    ------        -------       -------        -------

Operating income (loss)                               (550)           660        (1,177)         1,209
Other income, net                                      382            138           654            286
Gain on sale of domestic CRO business                  248             --           248             --
                                                    ------        -------       -------        -------

Income (loss) before income taxes                       80            798          (275)         1,495
Income tax provision (benefit)                          32            319          (110)           598
                                                    ------        -------       -------        -------

Net income (loss)                                   $   48        $   479       $  (165)       $   897
                                                    ======        =======       =======        =======

Basic and diluted net income (loss) per share       $ 0.01        $  0.07       $ (0.02)       $  0.13
                                                    ======        =======       =======        =======

         The accompanying notes are an integral part of these statements

                           PRWW, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Six Months Ended June 30
                                                                                           ------------------------
                                                                                             2000            1999
                                                                                             ----            ----
                                                                                                (unaudited)
Operating activities:
  Net income (loss)                                                                        $  (165)        $   897
  Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
                Depreciation and amortization                                                  811           1,073
                Provision for losses on accounts receivable                                    468             101
                Issuance of common stock options and warrants for services rendered             95              --
                Deferred income taxes                                                         (110)            598
                Changes in assets and liabilities:
                    Accounts receivable                                                     (2,731)         (4,299)
                    Prepaid expenses and other                                                (839)            893
                    Accounts payable                                                          (620)           (495)
                    Income taxes payable                                                    (2,229)             --
                    Accrued expenses                                                           125             323
                    Deferred revenues                                                        1,168          (1,587)
                                                                                           -------         -------
                         Net cash used in operating activities                              (4,027)         (2,496)
                                                                                           -------         -------

Investing activities:
     Purchases of property and equipment                                                    (1,058)         (1,179)
     Proceeds from sale of short-term investments                                               --             287
     Purchase of  marketable securities                                                     (5,775)             --
     Investment in non-marketable securities                                                  (233)             --
     Proceeds from note receivable                                                           8,000              --
     Purchase of short-term investments                                                     (3,302)             --
                                                                                           -------         -------
                         Net cash used in investing activities                              (2,368)           (892)
                                                                                           -------         -------

Financing activities:
     Proceeds from issuance of subsidiary convertible preferred stock                        9,500              --
     Proceeds from exercise of stock options                                                   319             170
                                                                                           -------         -------
                         Net cash provided by financing activities                           9,819             170
                                                                                           -------         -------

Net increase (decrease) in cash and cash equivalents                                         3,424          (3,218)
Cash and cash equivalents, beginning of period                                              16,765          10,822
                                                                                           -------         -------

Cash and cash equivalents, end of period                                                   $20,189         $ 7,604
                                                                                           =======         =======

         The accompanying notes are an integral part of these statements

                           PRWW, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of PRWW, Ltd. (the "Company") and its wholly and majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Further information on potential factors that could affect the Company's financial results can be found in the Company's Reports on Forms 10-K/A and 10Q filed with the Securities and Exchange Commission.

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


Three Months Ended June 30,

                                                                                                   Per
                                                                  Net                             Share
2000                                                             Income          Shares           Amount
----                                                             ------          ------           ------
Basic net income..............................................  $ 48,000        6,960,000          $0.01
Effect of dilutive shares.....................................        --          154,000             --
                                                                --------        ---------          -----
Diluted net income............................................  $ 48,000        7,114,000          $0.01
                                                                ========        =========          =====
1999
----
Basic net income..............................................  $479,000        7,110,000          $0.07
Effect of dilutive shares.....................................        --           88,000             --
                                                                --------        ---------          -----
Diluted net income............................................  $479,000        7,198,000          $0.07
                                                                ========        =========          =====

Options to purchase 253,400 shares and 289,160 shares of common stock were outstanding at June 30, 2000 and 1999, respectively but were not included in the computation of diluted net income per share because the option exercise prices were greater than the average market price of the Company's common stock during the period.

Six Months Ended June 30,

                                                                                                     Per
                                                                   Net                              Share
2000                                                           Income (loss)      Shares            Amount
----                                                           -------------      ------            ------
Basic net loss................................................  $(165,000)      6,942,000          $(0.02)
Effect of dilutive shares.....................................         --              --              --
                                                                ---------       ---------          ------
Diluted net loss..............................................  $(165,000)      6,942,000          $(0.02)
                                                                =========       =========          ======

1999
----
Basic net income..............................................  $ 897,000       7,080,000           $0.13
Effect of dilutive shares.....................................         --          98,000              --
                                                                ---------       ---------          ------
Diluted net income............................................  $ 897,000       7,178,000           $0.13
                                                                =========       =========          ======

Options to purchase 743,776 shares of common stock were outstanding at June 30, 2000 but were not included in the diluted computation because the Company incurred a net loss and the inclusion would be anti-dilutive.

Options to purchase 239,148 shares of common stock were outstanding at June 30, 1999 but were not included in the computation of diluted net income per share because the option exercise prices were greater than the average market price of the Company's common stock during the period.

Note 3.  Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income." The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation and marketable securities. The unrealized gains and losses from foreign currency translation were immaterial as of June 30, 2000 and 1999. For the six months ended June 30, 2000, the Company recorded an unrealized loss of $41,000, net of tax, from its investment in Medical Advisory Systems. There were no unrealized gains or losses from short-term investments during the six months ended June 30, 1999.

Note 4.  Operating Segments

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

The Company evaluates performance based on the net revenues and operating earnings performance of the respective business segments. Segment information is as follows:

                                                                    Three Months Ended June 30, 2000
                                               ---------------------------------------------------------------------------
                                                  Clinical
                                                 Operations           Technology            Other              Total
                                               ---------------     -----------------    ---------------    ---------------
License revenues                                            -             1,362,000                  -          1,362,000
Service revenues                                    3,678,000             2,021,000                  -          5,699,000
                                               ---------------     -----------------    ---------------    ---------------
Net revenues from external customers                3,678,000             3,383,000                  -          7,061,000
Loss from operations                                 (134,000)             (416,000)                             (550,000)
Identifiable assets                                 7,307,000             5,923,000         40,134,000         53,364,000
Depreciation and amortization                         152,000               205,000                  -            357,000
Capital expenditures                                  586,000               139,000                  -            725,000

                                                                    Three Months Ended June 30, 1999
                                               ---------------------------------------------------------------------------
                                                  Clinical
                                                 Operations           Technology            Other              Total
                                               ---------------     -----------------    ---------------    ---------------

License revenues                                            -                     -                  -                  -
Service revenues                                    3,488,000             1,867,000                  -          5,355,000
CRO operations                                      5,653,000                     -                  -          5,653,000
                                               ---------------     -----------------    ---------------    ---------------
Net revenues from external customers                9,141,000             1,867,000                  -         11,008,000
Income from operations                                503,000               157,000                  -            660,000
Identifiable assets                                17,761,000             4,036,000         17,683,000         39,480,000
Depreciation and amortization                         409,000               151,000                  -            560,000
Capital expenditures                                  191,000                76,000                  -            267,000

                                                                     Six Months Ended June 30, 2000
                                               ---------------------------------------------------------------------------
                                                  Clinical
                                                 Operations           Technology            Other              Total
                                               ---------------     -----------------    ---------------    ---------------

License revenues                                            -             2,355,000                  -          2,355,000
Service revenues                                    6,617,000             4,170,000                  -         10,787,000
                                               ---------------     -----------------    ---------------    ---------------
Net revenues from external customers                6,617,000             6,525,000                  -         13,142,000
Loss from operations                                 (218,000)             (959,000)                           (1,177,000)
Identifiable assets                                 7,307,000             5,923,000         40,134,000         53,364,000
Depreciation and amortization                         483,000               328,000                  -            811,000
Capital expenditures                                  790,000               268,000                  -          1,058,000

                                                                     Six Months Ended June 30, 1999
                                               ---------------------------------------------------------------------------
                                                  Clinical
                                                 Operations           Technology            Other              Total
                                               ---------------     -----------------    ---------------    ---------------

License revenues                                            -               119,000                  -            119,000
Service revenues                                    6,982,000             3,766,000                  -         10,748,000
CRO operations                                      9,650,000                     -                  -          9,650,000
                                               ---------------     -----------------    ---------------    ---------------
Net revenues from external customers               16,632,000             3,885,000                  -         20,517,000
Income from operations                                769,000               440,000                  -          1,209,000
Identifiable assets                                17,761,000             4,036,000         17,683,000         39,480,000
Depreciation and amortization                         784,000               289,000                  -          1,073,000
Capital expenditures                                  842,000               337,000                  -          1,179,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PRWW, Ltd. (the "Company") is a business-to-business provider of technology-based products and services used to manage clinical trials and collect, analyze and report clinical data. The Company is also a leading provider of centralized collection and interpretation of electrocardiograms, one of the most frequently used diagnostic tests in a clinical trial. The Company offers its products and services to customers in the pharmaceutical, biotechnology and medical device industries and to clinical research organizations serving those industries.

In December 1999, the Company formed eResearchTechnology, Inc. (eRT) as a wholly owned subsidiary. Effective January 1, 2000, the Company contributed all of its technology and operating businesses to eRT in exchange for all of its issued and outstanding common stock. On March 24, 2000, the Company's eRT subsidiary sold 95,000 shares of convertible preferred stock and agreed to issue a warrant to purchase 2.5% of eRT's outstanding common stock for $9,500,000. On March 29, 2000, eRT filed a registration statement with the Securities and Exchange Commission in connection with a contemplated initial public offering of its common stock. The Company's results of operations are generated primarily through the operations of eRT.

The Company has been continuously committed to the effective use of technology in clinical applications for over 20 years. This commitment included the filing of the first computer-assisted new drug application with the Food and Drug Administration in 1985, the introduction of a technology-enhanced electrocardiogram service in 1988 and the acquisition of DLB Systems in October 1997. The research and development and baseline technology obtained in the DLB Systems acquisition provided the platform for the development of the Company's current software applications. Over time the Company has also conducted various clinical and diagnostic operations, including operating a clinical research organization from 1995 until December 31, 1999. The sale of the Company's domestic clinical research operations on December 31, 1999 marked the completion of its efforts to cease providing clinical research services and allowed the Company to focus exclusively on providing technology-based solutions to the clinical trials market.

The Company's license revenues consist of up-front software license fees. The Company's service revenues consist of technology, consulting and training services, software maintenance services and usage service revenues that are generated from the repeated use of the Company's products and services. To date, usage service revenues have consisted primarily of fees generated from the Company's centralized electrocardiogram services. Prior to the December 1999 sale of the domestic clinical research service business, the Company also generated revenues from managing clinical trials. The Company has not accounted for the clinical research service business (Clinical research services) as a discontinued operation because it was not a separate reportable segment. The Company will not generate any future revenues from Clinical research services.

The Company offers its customers the ability to maximize the value of the Company's products by integrating them as part of an eResNet. An eResNet integrates the analytical processing tool the Company calls eResearchDashboard with any combination of the Company's products and services that include its data capture system called eDataEntry and its software for collecting, editing and managing clinical trial data called eDataManagement. The Company's strategy is to create more of a recurring revenue business model by deploying eResNets and modular solutions under agreements that permit their use in multiple clinical trials at any number of sites and charge for their use on a per user, per trial, per site basis. The Company anticipates that an increasing portion of its revenues will be attributable to these types of usage service revenues. However, this business model is in an emerging state and its revenue and income potential is unproven. Furthermore, the Company's historical revenue sources will likely continue to be major contributors to its overall revenues.

The Company expects to incur losses in 2000 for two primary reasons. First, the Company plans to invest substantial resources in product development, sales and customer support and the general growth of the organization. Second, if the contemplated initial public offering of eRT is completed, the Company will record a charge related to the value of two eRT common stock warrants and, if the eRT preferred stock is converted, the value of the beneficial conversion price of such preferred stock.

The Company recognizes software revenues in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9. Accordingly, the Company recognizes license revenues when a formal agreement exists, delivery of the software and related documentation has occurred, collectibility is probable and the license fee is fixed or determinable. The Company recognizes revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. The Company provides consulting and training services on a time and materials basis and recognizes revenues as services are performed. Usage service revenues consist of revenues from services that are provided on a fee-for-service basis. The Company recognizes usage service revenues as the services are performed. Clinical research services were generally based on fixed-price contracts, with variable components. Revenues from Clinical research services were recognized as services were rendered.

Usage service and Clinical research service revenues vary based on the conduct of the customers' clinical trials. Customers terminate or delay trials for a variety of reasons, including the failure of the product being tested to satisfy safety or efficacy requirements, unexpected or undesired clinical results, the customer's decision to forgo a particular study, insufficient patient enrollment or investigator recruitment, and production problems resulting in shortages of required supplies. Customers frequently pay the Company a portion of the fee for these services upon contract execution as an up-front deposit, which is typically nonrefundable upon contract termination.

Cost of licenses consists primarily of the cost of producing compact disks and related documentation and royalties paid to third parties in connection with their contributions to the Company's product development. Cost of services includes the cost of technology consulting and maintenance services and the cost of usage services. Cost of technology consulting and maintenance services consists primarily of wages, fees paid to outside consultants and other direct operating costs related to the Company's consulting and customer support functions. Cost of usage services consists primarily of direct costs related to the Company's centralized electrocardiogram services and includes wages, fees paid to outside consultants, shipping expenses and other direct operating costs. Cost of Clinical research services consisted primarily of wages, fees paid to outside consultants and other direct operating costs associated with the Company's clinical research operations. Selling and marketing expenses consist primarily of salaries and commissions paid to sales and marketing personnel or paid to third parties under marketing assistance agreements, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of salaries, benefits and direct costs for the Company's finance, administrative and executive management functions, in addition to professional service fees. Research and development expenses consist primarily of salaries and benefits paid to the Company's product development staff, costs paid to outside consultants and direct costs associated with the development of its technology products.

Historically, the Company operated through two business segments: technology operations and clinical operations. The Company conducts its operations on a global basis, with offices in the United States and the United Kingdom.

Results of Operations

The following table presents certain financial data as a percentage of total revenues:

                                                        Three Months Ended June 30,                  Six Months Ended June 30,
                                                        ---------------------------                  -------------------------
                                                         2000                 1999                    2000               1999
                                                        ------               ------                  ------             ------
Net revenues:
     Licenses                                             19.3%                  --%                   17.9%               0.6%
     Services                                             80.7                 48.6                    82.1               52.4
     CRO operations                                         --                 51.4                      --               47.0
                                                         -----                -----                   -----              -----
          Total net revenues                             100.0                100.0                   100.0              100.0
                                                         -----                -----                   -----              -----

Costs of revenues:
     Cost of licenses                                      2.2                  0.4                     1.8                0.4
     Cost of services                                     51.1                 30.3                    51.5               30.3
     Cost of CRO operations                                 --                 33.9                      --               33.8
                                                         -----                -----                   -----              -----
          Total costs of revenues                         53.3                 64.6                    53.3               64.5
                                                         -----                -----                   -----              -----
          Gross margin                                    46.7                 35.4                    46.7               35.5
                                                         -----                -----                   -----              -----
Operating expenses:
     Selling and marketing                                18.1                  9.5                    18.8                9.5
     General and administrative                           20.1                 14.7                    22.0               14.4
     Research and development                             16.4                  5.2                    14.9                5.7
                                                         -----                -----                   -----              -----
          Total operating expenses                        54.5                 29.4                    55.7               29.6
                                                         -----                -----                   -----              -----

Operating income (loss)                                   (7.8)                 6.0                    (9.0)               5.9
Other income, net                                          5.4                  1.3                     5.0                1.4
Gain on sale of domestic CRO business                      3.5                   --                     1.9                 --
                                                         -----                -----                   -----              -----
Income (loss) before income taxes                          1.1                  7.2                    (2.1)               7.3
Income tax provision (benefit)                             0.5                  2.9                    (0.8)               2.9
                                                         -----                -----                   -----              -----
Net income (loss)                                          0.7%                 4.4%                   (1.3%)              4.4%
                                                         =====                =====                   =====              =====

Three months ended June 30, 2000 compared to three months ended June 30, 1999.

Total net revenues decreased 35.5% to $7.1 million for the three months ended June 30, 2000 compared to $11.0 million for the three months ended June 30, 1999. Total net revenues for the three months ended June 30, 1999 included net revenues of $5.7 million from Clinical research services. The Company sold its domestic clinical research operations to SCP Communications, Inc. in December 1999 and closed its international clinical research operations during the second half of 1999.

License revenues were $1.4 million for the three months ended June 30, 2000. There were no license revenues for the three months ended June 30, 1999. License revenues in the second quarter of 2000 were related primarily to revenue recognized under master software license agreements that included the Company's eResNet product. Technology consulting and training service revenues increased 12.1% to $1.1 million for the three months ended June 30, 2000 compared to $981,000 for the three months ended June 30, 1999. The increase in technology consulting and training service revenues was due primarily to additional support revenues from new software installations and increased consulting activity in support of the Company's clients' needs. Software maintenance revenue increased 4.1% to $922,000 for the three months ended June 30, 2000 compared to $886,000 for the three months ended June 30, 1999. The increase in software maintenance was due to a larger installed base of software licenses during the second quarter of 2000 compared to the second quarter of 1999. Usage service revenues increased 5.7% to $3.7 million for the three months ended June 30, 2000 compared to $3.5 million for the three months ended June 30, 1999. The increase in usage service revenues was due primarily to new contracts signed in the second quarter of 2000 and additional services under existing contracts, partially offset by reduced revenues due to the Company's decision to phase out its clinical laboratory operations in 1999. During 1999, the Company's clinical laboratory operation was included in usage service revenues. Clinical laboratory operations net revenues for the three months ended June 30, 1999 were $175,000.

Total cost of revenues decreased 46.5% to $3.8 million for the three months ended June 30, 2000 compared to $7.1 million for the three months ended June 30, 1999. As a percentage of net revenues, total cost of revenues decreased to 53.3% for the three months ended June 30, 2000 from 64.6% for the three months ended June 30, 1999. Total cost of revenues for the three months ended June 30, 1999 included cost of revenues of $3.7 million from Clinical research services. The Company sold its domestic clinical research operations in December 1999 and closed its international clinical research operations during the second half of 1999.

The cost of license revenues increased 247.7% to $153,000 for the three months ended June 30, 2000 from $44,000 for the three months ended June 30, 1999. The increase in the cost of licenses was primarily due to third party royalties incurred in the second quarter of 2000 based on software revenues. There were no royalties payable to third parties in the second quarter of 1999. As a percentage of license revenues, the cost of license revenues was 10.9% for the three months ended June 30, 2000. The cost of consulting and software maintenance revenues increased 30.0% to $1.3 million for the three months ended June 30, 2000 compared to $1.0 million for the three months ended June 30, 1999. As a percentage of consulting and software maintenance revenues, the cost of consulting and software maintenance revenues increased to 65.0% of revenues for the three months ended June 30, 2000 from 52.6% of revenues for the three months ended June 30, 1999. The increase was due primarily to additional personnel, recruiting fees, subcontracting costs and travel and increased facility and depreciation expenses to support the increase in maintenance and consulting revenues and to implement the Company's new business model. The cost of usage services was $2.3 million for the three months ended June 30, 2000 and 1999. As a percentage of usage service revenues, cost of usage services decreased to 62.2% for the three months ended June 30, 2000 from 65.7% for the three months ended June 30, 1999. The decrease in the cost of usage services as a percentage of usage revenues was primarily due to the cost associated with the Company's clinical laboratory operation, which was included in the cost of usage services during the first three months in 1999 and was phased out during the second half of 1999. For the three months ended June 30, 1999, cost of services for the clinical laboratory operation was $479,000.

Selling and marketing expenses increased 30.0% to $1.3 million for the three months ended June 30, 2000 compared to $1.0 million for the three months ended June 30, 1999. As a percentage of revenues, selling and marketing expenses increased to 18.1% from 9.5%. The increase in selling and marketing expenses was due to increased advertising, promotion, convention and other selling expenses as a result of the corporate formation and branding program associated with eRT, in addition to increased commission expense resulting from increased software license revenues in the three months ended June 30, 2000. These increases were partially offset by lower compensation costs resulting from the sale of the Company's domestic clinical research operations in December 1999.

General and administrative expenses decreased 12.5% to $1.4 million for the three months ended June 30, 2000 from $1.6 million for the three months ended June 30, 1999. This decrease was primarily due to lower accounting, legal and insurance expenses and lower compensation costs from reduced personnel as a result of the sale of the Company's domestic clinical research operations in December 1999 partially offset by an increased provision for bad debts related to a specific customer receivable account. As a percentage of revenues, general and administrative expenses increased to 20.1% from 14.7% primarily because a significant portion of the Company's expenses are fixed in nature and revenues decreased in 2000 due to the Company's sale of its domestic clinical research operations.

Research and development expenses increased 108.3% to $1.2 million, or 16.4% of revenues, for the three months ended June 30, 2000 compared to $576,000, or 5.2% of revenues, for the three months ended June 30, 1999. The Company increased its investment in research related activities to implement its new business model. This increase was due primarily to increased payroll, subcontracting, training and facility costs.

Other income, net, consisted primarily of interest income for the three months ended June 30, 2000 and 1999.

The Company's effective tax rate was 40.0% for the three months ended June 30, 2000 and 1999.

Six months ended June 30, 2000 compared to six months ended June 30, 1999.

Total net revenues decreased 36.1% to $13.1 million for the six months ended June 30, 2000 compared to $20.5 million for the six months ended June 30, 1999. Total net revenues for the six months ended June 30, 1999 included net revenues of $9.7 million from Clinical research services. The Company sold its domestic clinical research operations to SCP Communications, Inc. in December 1999 and closed its international clinical research operations during the second half of 1999.

License revenues increased to $2.4 million for the six months ended June 30, 2000 from $119,000 for the six months ended June 30, 1999. The increase in license revenues was due primarily to revenue recognized under master software license agreements that included the Company's eResNet product. Technology consulting and training service revenues increased 10.0% to $2.2 million for the six months ended June 30, 2000 compared to $2.0 million for the six months ended June 30, 1999. The increase in technology consulting and training service revenues was due primarily to additional support revenues from new software installations and increased consulting activity in support of the Company's clients' needs. Software maintenance revenue increased 5.6% to $1.9 million for the six months ended June 30, 2000 compared to $1.8 million for the six months ended June 30, 1999. The increase in software maintenance was due to a larger installed base of software licenses during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Usage service revenues decreased 5.7% to $6.6 million for the six months ended June 30, 2000 compared to $7.0 million for the six months ended June 30, 1999. During 1999, the Company's clinical laboratory operation was included in usage service revenues. Clinical laboratory operations were phased out during the second half of 1999. Clinical laboratory operations net revenues for the six months ended June 30, 1999 were $492,000.

Total cost of revenues decreased 47.0% to $7.0 million for the six months ended June 30, 2000 compared to $13.2 million for the six months ended June 30, 1999. As a percentage of net revenues, total cost of revenues decreased to 53.3% for the six months ended June 30, 2000 from 64.5% for the six months ended June 30, 1999. Total cost of revenues for the six months ended June 30, 1999 included cost of revenues of $6.9 million from Clinical research services. The Company sold its domestic clinical research operations in December 1999 and closed its international clinical research operations during the second half of 1999.

The cost of license revenues increased 214.5% to $239,000 for the six months ended June 30, 2000 from $76,000 for the six months ended June 30, 1999. The increase in the cost of licenses was primarily due to third party royalties incurred in the first six months of 2000 based on software revenues. There were no royalties payable to third parties in the first six months of 1999. As a percentage of license revenues, the cost of license revenues decreased to 10.0% for the six months ended June 30, 2000 from 63.9% for the six months ended June 30, 1999. The decrease in the cost of license revenues as a percentage of license revenues was due to the increase in license revenues compared to the components of costs, which are relatively fixed in nature. The cost of consulting and software maintenance revenues increased 44.4% to $2.6 million for the six months ended June 30, 2000 compared to $1.8 million for the six months ended June 30, 1999. As a percentage of consulting and software maintenance revenues, the cost of consulting and software maintenance revenues increased to 63.4% of revenues for the six months ended June 30, 2000 from 42.1% of revenues for the six months ended June 30, 1999. The increase was due primarily to additional personnel, recruiting fees, subcontracting costs and travel and increased facility and depreciation expenses to support the increase in maintenance and consulting revenues and to implement the Company's new business model. The cost of usage services decreased 6.8% to $4.1 million for the six months ended June 30, 2000 compared to $4.4 million for the six months ended June 30, 1999. The decrease in the cost of usage revenues was primarily due to the cost associated with the Company's clinical laboratory operation, which was included in the cost of usage services during the first six months in 1999 and was phased out during the second half of 1999. For the six months ended June 30, 1999, cost of services for the clinical laboratory operation was $802,000. As a percentage of usage service revenues, cost of usage services decreased to 62.1% for the six months ended June 30, 2000 from 62.9% for the six months ended June 30, 1999. The decrease in the cost of usage services as a percentage of usage revenues was primarily due to decreased subcontracting expenses required to complete client contract requirements.

Selling and marketing expenses increased 25.0% to $2.5 million for the six months ended June 30, 2000 compared to $2.0 million for the six months ended June 30, 1999. As a percentage of revenues, selling and marketing expenses increased to 18.8% from 9.5%. The increase in selling and marketing expenses was due to increased advertising, promotion, convention and other selling expenses as a result of the corporate formation and branding program associated with eRT, in addition to increased commission expense resulting from increased software license revenues in the six months ended June 30, 2000. These increases were partially offset by lower compensation costs resulting from the sale of the Company's domestic clinical research operations in December 1999.

General and administrative expenses decreased 3.3% to $2.9 million for the six months ended June 30, 2000 from $3.0 million for the six months ended June 30, 1999. This decrease was primarily due to lower accounting, legal and insurance expenses and lower compensation costs from reduced personnel as a result of the sale of the Company's domestic clinical research operations in December 1999 partially offset by an increased provision for bad debts related to a specific customer receivable account. As a percentage of revenues, general and administrative expenses increased to 22.0% from 14.4% primarily because a significant portion of the Company's expenses are fixed in nature and revenues decreased in 2000 due to the Company's sale of its domestic clinical research operations.

Research and development expenses increased 66.7% to $2.0 million, or 14.9% of revenues, for the six months ended June 30, 2000 compared to $1.2 million, or 5.7% of revenues, for the six months ended June 30, 1999. The Company increased its investment in research related activities to implement its new business model. This increase was due primarily to increased payroll, subcontracting, training and facility costs.

Other income, net, consisted primarily of interest income for the six months ended June 30, 2000 and 1999.

The Company's effective tax rate was 40.0% for the six months ended June 30, 2000 and 1999.

Liquidity and Capital Resources

At June 30, 2000, the Company had $20.2 million of cash and cash equivalents and $7.6 million invested in short-term investments. The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with maturities of less than one year.

For the six months ended June 30, 2000, the Company used cash in operations of $4.0 million compared to cash used in operations of $2.5 million for the six months ended June 30, 1999. The year-to-year change was primarily the result of lower earnings before depreciation and amortization for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

During the six months ended June 30, 2000, the Company purchased $1.1 million of equipment compared to $1.2 million during the six months ended June 30, 1999. The decrease in equipment purchases reflects the additional capital equipment needed in the first quarter of 1999 to support the move of the Company to new facilities in Philadelphia in 1999.

In January 2000, the Company received $8.1 million from SCP in payment of a note receivable plus accrued interest. The note resulted from the Company's sale of its domestic clinical research operations to SCP in December 1999. In May 2000, the Company received $248,000 from an escrow account established under the Company's agreement with SCP in relation to the sale of its domestic clinical research operations, which was recorded as an additional gain on sale in the second quarter of 2000.

During the six months ended June 30, 2000, the Company received $319,000 in cash from the exercise of employee stock options.

In March 2000, the Company made an investment of $5.8 million for a 10% equity ownership in Medical Advisory Systems (MAS), a publicly traded company. Concurrently, the Company's eRT subsidiary finalized a five-year sales, services and marketing agreement with MAS. Under this agreement, MAS will provide several services to assist eRT in deploying its suite of integrated proprietary clinical research software available to the pharmaceutical, medical device and biotechnology industries as well as to clinical research organizations.

On March 24, 2000, the Company's eRT subsidiary sold 95,000 shares of convertible preferred stock and agreed to issue a warrant to purchase 2.5% of eRT's outstanding common stock for $9.5 million. The preferred stock will automatically convert into eRT's common stock upon an initial public offering with proceeds of at least $25.0 million at the public offering price per share less underwriting discounts and commissions. If eRT does not complete an initial public offering before March 24, 2001, the holder of the preferred stock has the right, for a period of one year, to require the Company to purchase the preferred stock for a price equal to the investor's original purchase price, with the purchase price being paid at the Company's option in cash or shares of the Company's common stock at the then market price. On March 27, 2000, eRT issued a warrant to purchase common stock of eRT to Scirex Corporation, an affiliate of the preferred stockholder. The warrant entitles Scirex to purchase the number of eRT common shares equal to $1 million divided by eRT's initial public offering price per share, at an exercise price per share equal to eRT's initial public offering price per share.

The Company has a line of credit with a bank, that has been extended to September 30, 2000, which provides for borrowings up to $3.0 million at an interest rate of prime minus 35 basis points. The line of credit agreement includes certain covenants, the most restrictive of which limit future indebtedness and require compliance with a liabilities-to-tangible net worth ratio. To date, the Company has not borrowed any amounts under its line of credit.

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

Cautionary Statement for Forward-Looking Information.

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth above may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks and uncertainties such as competitive factors, technology development, market demand and the Company's ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects, and internal issues of the sponsoring client. Further information on potential factors that could affect the Company's financial results can be found in the Company's S-1 Registration Statement and its Reports on Form 10-K/A and 10-Q filed with the Securities and Exchange Commission.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company's primary financial market risks include fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with fixed rates with maturities of less than one year. The Company actively manages its portfolio of cash equivalents and marketable securities but in order to ensure liquidity will only invest in instruments with high credit quality where a secondary market exists. The Company has not and does not hold any derivatives related to its interest rate exposure. Due to the average maturity and conservative nature of the Company's investment portfolio, a sudden change in interest rates would not have a material effect of the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for the six months ended June 30, 2000 would have decreased by less than $100,000. This estimate assumes that the decrease occurred on the first day of 2000 and reduced the yield of each investment by 100 basis points. The impact on the Company's future interest income of future changes in investment yields will depend largely on the gross amount of the Company's cash, cash equivalents and short-term investments. See"Liquidity and Capital Resources".

Foreign Currency Risk

The Company operates on a global basis from locations in the United States and the United Kingdom. All international net revenues are billed in either US dollars or pounds sterling and international expenses are primarily incurred in pounds sterling. As such, the Company faces exposure to adverse movements in the exchange rate of the pound sterling. As the currency rate changes, translation of the income statement of the Company's UK subsidiary from the local currency to U.S. dollars affects year-to-year comparability of operating results. The Company does not hedge translation risks because any cash flows from international operations are generally reinvested. To date, the effect of foreign currency fluctuations are reflected in the Company's operating results and have not been material.

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

(3) Not Applicable

(4) (i)   The offering terminated after all shares registered were sold

    (ii)  Managing Underwriters: Montgomery Securities
                                 Furman Selz
                                 Genesis Merchant Group

    (iii) Class of Securities Registered: Common Stock

    (iv)                                          Account of Company             Account of Selling Shareholder
               Amount Registered                  2,206,250 common stock         956,250 common stock
               Aggregate price of
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

    (vi)   Net Offering Proceeds to the Company:                               $34,182,000

    (vii)  Use of Proceeds as of June 30, 2000:
           Net cash paid for business acquisition                                8,655,000
           Net cash paid for minority equity investment                          8,700,000
           Purchase of equipment                                                 6,830,000
           Temporary Investments (consisting of short-term,
           Investment-grade securities)                                          7,602,000

           All of the above payments were to others not described in item (v)
(A) above.

    (viii) The use of proceeds is consistent with the Prospectus

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 17, 2000. Matters submitted to the Shareholders for vote were the election of two directors to each serve a three-year term until 2003, approval of an amendment to the Company's Restated Certificate of Incorporation to change its name to "PRWW, Ltd.", and ratification of the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 2000.

At the meeting, the shareholders elected Joseph A. Esposito and John M. Ryan to the Board of Directors with 5,836,932 votes for the election or 84.0% of the 6,952,297 shares outstanding and eligible to vote with 9,750 shares withheld. With their election, they join Joel Morganroth, MD, Sheldon M. Bonovitz, Esquire, James C. Gale, Arthur Hull Hayes, Jr., MD, Jerry D. Lee, and Howard Ross, as Directors of the Company.

The shareholders approved the amendment to the Company's Restated Certificate of Incoporation to change its name to "PRWW, Ltd." with 5,840,978 shares voted for approval or 84.0% of the 6,952,297 shares outstanding and eligible to vote with 800 shares voted against the amendment and 4,454 shares withheld.

In addition, the Shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for 2000 with 5,841,058 shares voting for ratification or 84.0% of the 6,952,297 shares outstanding and eligible to vote with 870 votes against ratification and 4,754 shares withheld.

Item 6. Exhibits and Reports on Form 8-K

     a.) Exhibits

         10.48 Management Employment Agreement effective as of January 1, 2000 between Robert Brown and eResearchTechnology, as amended.*
         10.49 Services and Support Agreement effective as of January 1, 2000 between the Company and eResearchTechnology, as amended by Supplement to Services and Support Agreement dated April 17, 2000.
         10.50     eResearchTechnology 2000 Stock Option Plan.*
         10.51 Management Employment Agreement effective as of July 5, 2000 between Jeffrey Litwin, M.D. and eResearchTechnology, as amended.*
         27.0      Financial Data Schedule.

         *     Management contract or compensatory plan or arrangement.

     b.) Reports on Form 8-K

         None

                                   Signatures

              Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PRWW, LTD.
                                         (Registrant)


Date:         August 14, 2000            By: /s/ Joel Morganroth
                                             -----------------------------------
                                             Joel Morganroth, MD
                                             Chief Executive Officer


Date:         August 14, 2000            By: /s/ Bruce Johnson
                                             -----------------------------------
                                             Bruce Johnson
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)