Form 10-Q
period 2000-09-30
PREMIER RESEARCH WORLDWIDE LTD
filed 2000-11-13
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 205498

                                    FORM 10-Q

(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934. For the quarterly period ended September 30, 2000

                                       or

     [ ] Transitional report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transitional period from _________________ to__________________


Commission file number 0-29100
                       -------
                                   PRWW, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                    22-3264604
------------------------------------------  ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

         30 South 17th Street
            Philadelphia, PA                              19103
------------------------------------------   -----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
  _X_ Yes    ___ No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2000, was 6,970,887.

                           PRWW, LTD. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                                                        Page
                                                                                                                        ----
Part I.  Financial Information

             Item 1.       Consolidated Financial Statements

                           Condensed consolidated balance sheets--September 30, 2000 (unaudited) and
                           December 31, 1999                                                                              3

                           Condensed consolidated statements of operations (unaudited)--Three and
                           Nine Months Ended September 30, 2000 and 1999                                                  4

                           Condensed consolidated statements of cash flows (unaudited)--Nine Months
                           Ended September 30, 2000 and 1999                                                              5

                           Notes to condensed consolidated financial statements (unaudited)                             6-9

             Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                                 10-17

             Item 3.       Qualitative and Quantitative Disclosures about Market Risk                                    18

Part II. Other Information

             Item 2.       Changes in Securities and Use of Proceeds                                                     19

             Item 6.       Exhibits and Reports on Form 8-K                                                              20

                           a.)      Exhibits

                           b.)      Reports on Form 8-K

                                    None


Signatures                                                                                                               21

                           PRWW, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                  September 30, 2000    December 31, 1999
                                                                                  ------------------    -----------------
                                                                                      (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                                        $   23,735            $   16,765
    Short-term investments                                                                4,169                 4,300
    Marketable securities                                                                 5,362                    --
    Accounts receivable, net                                                              6,729                 4,537
    Note receivable                                                                          --                 8,000
    Prepaid expenses and other                                                            1,615                 1,177
    Deferred income taxes                                                                 1,100                   322
                                                                                     ----------            ----------
       Total current assets                                                              42,710                35,101
Property and equipment, net                                                               3,908                 2,705
Goodwill, net                                                                             1,607                 1,844
Investments in non-marketable securities                                                  2,500                 2,625
Other assets                                                                                233                    23
Deferred income taxes                                                                     3,181                 2,914
                                                                                     ----------            ----------
                                                                                     $   54,139            $   45,212
                                                                                     ==========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                 $    2,017            $    1,761
    Accrued expenses                                                                      3,503                 3,322
    Income taxes payable                                                                    956                 2,348
    Deferred revenues                                                                     2,919                 2,404
                                                                                     ----------            ----------
       Total current liabilities                                                          9,395                 9,835
                                                                                     ----------            ----------
Minority interest in subsidiary                                                           9,500                    --
                                                                                     ----------            ----------

Stockholders' equity:
    Preferred stock-$10 par value, 500,000 shares authorized,
          none issued and outstanding                                                        --                    --
Common stock-$.01 par value, 15,000,000 shares authorized,
          7,470,687 and 7,390,152 shares issued                                              75                    74
Additional paid-in capital                                                               38,656                38,147
Unrealized loss on marketable securities, net of tax                                       (248)                   --
Treasury stock, 499,800 shares at cost                                                   (2,711)               (2,711)
Accumulated deficit                                                                        (528)                 (133)
                                                                                     ----------            ----------
       Total stockholders' equity                                                        35,244                35,377
                                                                                     ----------            ----------
                                                                                     $   54,139            $   45,212
                                                                                     ==========            ==========



        The accompanying notes are an integral part of these statements.

                           PRWW, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)

                                                 Three Months Ended September 30,            Nine Months Ended September 30,
                                                 --------------------------------            -------------------------------
                                                      2000                 1999                  2000                 1999
                                                      ----                 ----                  ----                 ----
                                                              (unaudited)                               (unaudited)
Net revenues:
  Licenses                                       $    1,593               $ 2,583            $   3,948               $ 2,702
  Services                                            6,478                 5,498               17,265                16,246
  CRO operations                                         --                 3,360                   --                13,010
                                                 ----------               -------            ---------               -------
        Total net revenues                            8,071                11,441               21,213                31,958
                                                 ----------               -------            ----------              -------

Costs of revenues:
  Cost of licenses                                      252                    45                  491                   120
  Cost of services                                    3,430                 2,925                9,813                 9,133
  Cost of CRO operations                                 --                 3,199                   --                10,144
                                                 ----------               -------            ---------               -------
        Total costs of revenues                       3,682                 6,169               10,304                19,397
                                                 ----------               -------            ---------               -------
        Gross margin                                  4,389                 5,272               10,909                12,561
                                                 ----------               -------            ---------               -------

Operating expenses:
   Selling and marketing                              1,016                 1,981                3,482                 3,933
   General and administrative                         1,964                 1,789                5,237                 4,743
   Research and development                           1,692                   627                3,650                 1,801
                                                 ----------               -------            ---------               -------
         Total operating expenses                     4,672                 4,397               12,369                10,477
                                                 ----------               -------            ---------               -------

Operating income (loss)                                (283)                  875               (1,460)                2,084
Other income, net                                       458                    97                1,112                   383
Gain on sale of domestic CRO business                    --                    --                  248                    --
                                                 ----------               -------            ---------               -------

Income (loss) before income taxes                       175                   972                 (100)                2,467
Income tax provision (benefit)                           70                   389                  (40)                  987
Minority interest dividend                              335                    --                  335                    --
                                                 ----------               -------            ---------               -------
Net income (loss)                                $     (230)              $   583            $    (395)              $ 1,480
                                                 ==========               =======            =========               =======
Basic and diluted net income (loss) per share    $    (0.03)              $  0.08            $   (0.06)              $  0.21
                                                 ==========               =======            =========               =======


        The accompanying notes are an integral part of these statements.

                           PRWW, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Nine Months Ended September 30,
                                                                                     -------------------------------
                                                                                       2000                   1999
                                                                                       ----                   ----
                                                                                              (unaudited)
Operating activities:
   Net income (loss)                                                                 $  (395)               $ 1,480
   Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
            Depreciation and amortization                                              1,327                  1,658
            Provision for losses on accounts receivable                                  638                    206
            Provision for impairment of note receivable                                  300                     --
            Issuance of common stock options and warrants for services rendered          122                     --
            Deferred income taxes                                                       (880)                   987
            Changes in assets and liabilities:
               Accounts receivable                                                    (2,830)                  (746)
               Prepaid expenses and other                                               (648)                   690
               Accounts payable                                                          256                   (999)
               Income taxes payable                                                   (1,392)                    --
               Accrued expenses                                                          181                  2,117
               Deferred revenues                                                         515                   (973)
                                                                                     -------                -------
                  Net cash provided by (used in) operating activities                 (2,806)                 4,420
                                                                                     -------                -------

Investing activities:
   Purchases of property and equipment                                                (2,293)                (1,719)
   Proceeds from sale of short-term investments                                          131                  1,064
   Purchase of marketable securities                                                  (5,775)                    --
   Investment in non-marketable securities                                              (175)                    --
   Proceeds from note receivable                                                       8,000                     --
                                                                                     -------                -------
                    Net cash used in investing activities                               (112)                  (655)
                                                                                     -------                -------

Financing activities:
   Proceeds from issuance of subsidiary convertible preferred stock                    9,500                     --
   Proceeds from exercise of stock options                                               388                    238
   Repurchase of common stock for treasury                                                --                 (1,932)
                                                                                     -------                -------
                   Net cash provided by (used in) financing activities                 9,888                 (1,694)
                                                                                     -------                -------
Net increase in cash and cash equivalents                                              6,970                  2,071
Cash and cash equivalents, beginning of period                                        16,765                 10,822
                                                                                     -------                -------
Cash and cash equivalents, end of period                                             $23,735                $12,893
                                                                                     =======                =======






        The accompanying notes are an integral part of these statements.

                           PRWW, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of PRWW, Ltd. (the "Company") and its wholly and majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Further information on potential factors that could affect the Company's financial results can be found in the Company's Reports on Forms 10-K/A and 10Q filed with the Securities and Exchange Commission.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Reclassifications. The consolidated financial statements for prior periods have been reclassified to conform to the current period's presentation.

Management's Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3.  Net Income (Loss) per Share

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


Three Months Ended September 30,
--------------------------------

                                                                                       Per
                                                  Net                                  Share
2000                                         Income (loss)          Shares            Amount
-----------------------------------------    -------------          ------           --------
Basic net loss...........................    $   (230,000)        6,969,000          $ (0.03)
Effect of dilutive shares................              --                --               --
                                             ------------         ---------          -------
Diluted net loss.........................    $   (230,000)        6,969,000          $ (0.03)
                                             ============         =========          =======

1999
-----------------------------------------
Basic net income.........................    $    583,000         7,011,000          $    0.08
Effect of dilutive shares................              --            74,000                 --
                                             ------------         ---------          ---------
Diluted net income.......................    $    583,000         7,085,000          $    0.08
                                             ============         =========          =========

Options to purchase 746,492 shares of common stock were outstanding at September 30, 2000 but were not included in the diluted computation because the Company incurred a net loss and the inclusion would be anti-dilutive.

Options to purchase 213,029 shares of common stock were outstanding at September 30, 1999 but were not included in the computation of diluted net income per share because the option exercise prices were greater than the average market price of the Company's common stock during the period.


Nine Months Ended September 30,
-------------------------------

                                                                                          Per
                                                   Net                                   Share
2000                                           Income (loss)       Shares               Amount
-----------------------------------------    ---------------      ---------          ----------
Basic net loss...........................    $     (395,000)      6,951,000          $    (0.06)
Effect of dilutive shares................                --              --                  --
                                             --------------       ---------          ----------
Diluted net loss.........................    $     (395,000)      6,951,000          $    (0.06)
                                             ==============       =========          ==========



1999
-----------------------------------------

Basic net income.........................    $     1,480,000      7,057,000          $    0.21
Effect of dilutive shares................                 --         94,000                --
                                             ---------------      ---------          ---------
Diluted net income.......................    $     1,480,000      7,151,000          $    0.21
                                             ===============      =========          =========

Options to purchase 746,492 shares of common stock were outstanding at September 30, 2000 but were not included in the diluted computation because the Company incurred a net loss and the inclusion would be anti-dilutive.

Options to purchase 239,275 shares of common stock were outstanding at September 30, 1999 but were not included in the computation of diluted net income per share because the option exercise prices were greater than the average market price of the Company's common stock during the period.

Note 4.  Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income." The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation and marketable securities. The unrealized gains and losses from foreign currency translation were immaterial as of September 30, 2000 and 1999. For the nine months ended September 30, 2000, the Company recorded an unrealized loss of $248,000, net of tax, from its investment in marketable securities.

Note 5.  Operating Segments

The Company's operating segments are strategic business units that offer different products and services to a common client base. The Company's products and services are provided both in the United States and internationally through two reportable business segments: Clinical Operations, which includes clinical research support services and, for 1999 only, included clinical trial management services and clinical data management services; and Technology Operations, which includes software sales and support and consulting services. The Company closed its international clinical research services business during the second half of 1999 and sold its domestic clinical research services business, which consisted of clinical trial and data management services, in December 1999, both of which were included in the Clinical Operations Segment in 1999.

The Company evaluates performance based on the net revenues and operating earnings performance of the respective business segments. Segment information is as follows:

                                                                   Three Months Ended September 30, 2000
                                               ------------------------------------------------------------------------------
                                                  Clinical
                                                 Operations            Technology             Other               Total
                                               ----------------     -----------------    ----------------    ----------------
License revenues                               $             -      $      1,593,000     $             -     $     1,593,000
Service revenues                                     4,457,000             2,021,000                   -           6,478,000
                                               ----------------     -----------------    ----------------    ----------------
Net revenues from external customers                 4,457,000             3,614,000                   -           8,071,000
Income (loss) from operations                          524,000              (807,000)                  -            (283,000)
Identifiable assets                                  8,599,000             5,493,000          40,047,000          54,139,000



                                                                   Three Months Ended September 30, 1999
                                               ------------------------------------------------------------------------------
                                                  Clinical
                                                 Operations            Technology             Other               Total
                                               ----------------     -----------------    ----------------    ----------------
License revenues                               $             -      $      2,583,000     $             -     $     2,583,000
Service revenues                                     3,642,000             1,856,000                   -           5,498,000
CRO operations                                       3,360,000                     -                   -           3,360,000
                                               ----------------     -----------------    ----------------    ----------------
Net revenues from external customers                 7,002,000             4,439,000                   -          11,441,000
Income (loss) from operations                         (576,000)            1,451,000                   -             875,000
Identifiable assets                                 14,763,000             3,912,000          21,428,000          40,103,000


                                                                   Nine Months Ended September 30, 2000
                                               ------------------------------------------------------------------------------
                                                  Clinical
                                                 Operations            Technology             Other               Total
                                               ----------------     -----------------    ----------------    ----------------
License revenues                               $             -      $      3,948,000     $             -     $     3,948,000
Service revenues                                    11,073,000             6,192,000                   -          17,265,000
                                               ----------------     -----------------    ----------------    ----------------
Net revenues from external customers                11,073,000            10,140,000                   -          21,213,000
Income (loss) from operations                          273,000            (1,733,000)                  -          (1,460,000)
Identifiable assets                                  8,599,000             5,493,000          40,047,000          54,139,000

                                                                   Nine Months Ended September 30, 1999
                                               ------------------------------------------------------------------------------
                                                  Clinical
                                                 Operations            Technology             Other               Total
                                               ----------------     -----------------    ----------------    ----------------
License revenues                               $             -      $      2,702,000     $             -     $     2,702,000
Service revenues                                    10,624,000             5,622,000                   -          16,246,000
CRO operations                                      13,010,000                     -                   -          13,010,000
                                               ----------------     -----------------    ----------------    ----------------
Net revenues from external customers                23,634,000             8,324,000                   -          31,958,000
Income from operations                                 609,000             1,475,000                   -           2,084,000
Identifiable assets                                 14,763,000             3,912,000          21,428,000          40,103,000

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

In December 1999, the Company formed eResearchTechnology, Inc. (eRT) as a wholly owned subsidiary. Effective January 1, 2000, the Company contributed all of its technology and operating businesses to eRT in exchange for all of its issued and outstanding common stock. On March 24, 2000, the Company's eRT subsidiary sold 95,000 shares of convertible preferred stock and agreed to issue a warrant to purchase 2.5% of eRT's outstanding common stock for $9,500,000. On November 3, 2000, eRT filed an amended registration statement with the Securities and Exchange Commission in connection with its contemplated initial public offering of its common stock. The Company's results of operations are generated primarily through the operations of eRT.

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

The Company expects to incur losses in 2000 and 2001 for two primary reasons. First, the Company plans to invest substantial resources in product development, sales and customer support and the general growth of the organization. Second, if the contemplated initial public offering of eRT is completed, the Company will record a charge related to the value of two eRT common stock warrants and, if the eRT preferred stock is converted, the value of the beneficial conversion price of such preferred stock. The Company will continue to record a 7% preferred stock dividend until the stock is converted or redeemed.

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

Historically, the Company has operated through two business segments: technology operations and clinical operations. The Company conducts its operations on a global basis, with offices in the United States and the United Kingdom.

Results of Operations

The following table presents certain financial data as a percentage of total revenues:


                                                Three Months Ended September 30,           Nine Months Ended September 30,
                                                --------------------------------           -------------------------------
                                                  2000                   1999                2000                 1999
                                                  ----                   ----                ----                 ----
Net revenues:
     Licenses                                     19.7%                  22.6%               18.6%                 8.5%
     Services                                     80.3                   48.0                81.4                 50.8
     CRO operations                                --                    29.4                 --                  40.7
                                                ------                  -----               -----                -----
          Total net revenues                     100.0                  100.0               100.0                100.0
                                                ------                  -----               -----                -----

Costs of revenues:
     Cost of licenses                              3.1                    0.4                 2.3                  0.4
     Cost of services                             42.5                   25.5                46.3                 28.6
     Cost of CRO operations                        --                    28.0                 --                  31.7
                                                ------                  -----               -----                -----
          Total costs of revenues                 45.6                   53.9                48.6                 60.7
                                                ------                  -----               -----                -----
          Gross margin                            54.4                   46.1                51.4                 39.3
                                                ------                  -----               -----                -----

Operating expenses:
     Selling and marketing                        12.6                   17.3                16.4                 12.3
     General and administrative                   24.3                   15.6                24.7                 14.8
     Research and development                     21.0                    5.5                17.2                  5.7
                                                ------                  -----               -----                -----
          Total operating expenses                57.9                   38.4                58.3                 32.8
                                                ------                  -----               -----                -----

Operating income (loss)                           (3.5)                   7.7                (6.9)                 6.5
Other income, net                                  5.7                    0.8                 5.2                  1.2
Gain on sale of domestic CRO business              --                     --                  1.2                  --
                                                ------                  -----               -----                -----

Income (loss) before income taxes                  2.2                    8.5                (0.5)                 7.7
Income tax provision (benefit)                     0.9                    3.4                (0.2)                 3.1
Minority interest dividend                         4.2                    --                  1.6                  --
                                                ------                  -----               -----                -----
Net income (loss)                                 (2.9)%                  5.1%               (1.9)%                4.6%
                                                ======                  =====               =====                =====

Three months ended September 30, 2000 compared to three months ended September 30, 1999.

Total net revenues decreased 28.9% to $8.1 million for the three months ended September 30, 2000 compared to $11.4 million for the three months ended September 30, 1999. Total net revenues for the three months ended September 30, 1999 included net revenues of $3.4 million from Clinical research services. The Company sold its domestic clinical research operations to SCP Communications, Inc. in December 1999 and closed its international clinical research operations during the second half of 1999.

License revenues decreased 38.5% to $1.6 million for the three months ended September 30, 2000 from $2.6 million for the three months ended September 30, 1999. The decrease in license revenues was due primarily to a relatively large sale recognized during the three months ended September 30, 1999. Technology consulting and training service revenues increased 15.7% to $1.1 million for the three months ended September 30, 2000 compared to $951,000 for the three months ended September 30, 1999. The increase in technology consulting and training service revenues was due primarily to additional support revenues from new software installations and increased consulting activity in support of the Company's clients' needs. Software maintenance revenues increased 6.1% to $960,000 for the three months ended September 30, 2000 compared to $905,000 for the three months ended September 30, 1999. The increase in software maintenance was due to a larger installed base of software licenses during the third quarter of 2000 compared to the third quarter of 1999. Usage service revenues increased 25.0% to $4.5 million for the three months ended September 30, 2000 compared to $3.6 million for the three months ended September 30, 1999. The increase in usage service revenues was due primarily to new contracts signed in the third quarter of 2000 and additional services under existing contracts.

Total cost of revenues decreased 40.3% to $3.7 million, or 45.6% of net revenues, for the three months ended September 30, 2000 compared to $6.2 million, or 53.9% of net revenues, for the three months ended September 30, 1999. Total cost of revenues for the three months ended September 30, 1999 included cost of revenues of $3.2 million from Clinical research services. The Company sold its domestic clinical research operations in December 1999 and closed its international clinical research operations during the second half of 1999.

The cost of license revenues increased 460.0% to $252,000, or 15.8% of license revenues, for the three months ended September 30, 2000 from $45,000, or 1.7% of license revenues, for the three months ended September 30, 1999. The increase in both the cost of licenses and the cost of licenses as a percentage of license revenues was primarily due to third party royalties incurred in the third quarter of 2000 based on software revenues. There were no royalties payable to third parties in the third quarter of 1999. The cost of consulting and software maintenance revenues increased 29.0% to $1.1 million, or 53.4% of consulting and software maintenance revenues, for the three months ended September 30, 2000 compared to $853,000, or 46.0% of consulting and software maintenance revenues, for the three months ended September 30, 1999. The increase was due primarily to additional personnel, recruiting fees, subcontracting costs and travel and increased facility and depreciation expenses to support the increase in maintenance and consulting revenues. The cost of usage services increased 9.5% to $2.3 million for the three months ended September 30, 2000 from $2.1 million for the three months ended September 30, 1999. The increase was primarily due to increased payroll, subcontracting, consulting and other direct expenses related to increased revenue. The cost of usage service revenues as a percentage of usage service revenues decreased to 51.1% of revenues for the three months ended September 30, 2000 from 58.3% of revenues for the three months ended September 30, 1999. The decrease was primarily due to the cost associated with the Company's clinical laboratory operation, which was included in the cost of usage services during 1999 and was phased out during the second half of 1999. For the three months ended September 30, 1999, cost of services for the clinical laboratory operation was $239,000.

Selling and marketing expenses decreased 50.0% to $1.0 million, or 12.6% of revenues, for the three months ended September 30, 2000 compared to $2.0, or 17.3% of revenues for the three months ended September 30, 1999. The decrease in both selling and marketing expenses and in selling and marketing expenses as a percentage of revenues was due to lower compensation costs resulting from the sale of the Company's domestic clinical research operations in December 1999.

General and administrative expenses increased 11.1% to $2.0 million, or 24.3% of revenues, for the three months ended September 30, 2000 from $1.8 million, or 15.6% of revenues, for the three months ended September 30, 1999. This increase was primarily due to a provision for the impairment of specific notes receivable. As a percentage of revenues, general and administrative expenses increased primarily because a significant portion of the Company's expenses are fixed in nature and revenues decreased in 2000 due to the Company's sale of its domestic clinical research operations.

Research and development expenses increased 171.1% to $1.7 million, or 21.0% of revenues, for the three months ended September 30, 2000 compared to $627,000, or 5.5% of revenues, for the three months ended September 30, 1999. The increase in both research and development expenses and research and development expenses as a percentage of revenues was due primarily to increased payroll, subcontracting, training and facility costs associated with the Company's increased investment in research related activities to implement its new business model in addition to expenditures under a funded research and development arrangement.

Other income, net, consisted primarily of interest income for the three months ended September 30, 2000 and 1999.

The Company's effective tax rate was 40.0% for the three months ended September 30, 2000 and 1999.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999.

Total net revenues decreased 33.8% to $21.2 million for the nine months ended September 30, 2000 compared to $32.0 million for the nine months ended September 30, 1999. Total net revenues for the nine months ended September 30, 1999 included net revenues of $13.0 million from Clinical research services. The Company sold its domestic clinical research operations to SCP Communications, Inc. in December 1999 and closed its international clinical research operations during the second half of 1999.

License revenues increased 44.4% to $3.9 million for the nine months ended September 30, 2000 from $2.7 million for the nine months ended September 30, 1999. The increase in license revenues was due primarily to revenue recognized under master software license agreements that included the Company's eResNet product. Technology consulting and training service revenues increased 13.8% to $3.3 million for the nine months ended September 30, 2000 compared to $2.9 million for the nine months ended September 30, 1999. The increase in technology consulting and training service revenues was due primarily to additional support revenues from new software installations and increased consulting activity in support of the Company's clients' needs. Software maintenance revenue increased 7.4% to $2.9 million for the nine months ended September 30, 2000 compared to $2.7 million for the nine months ended September 30, 1999. The increase in software maintenance was due to a larger installed base of software licenses during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Usage service revenues increased 4.7% to $11.1 million for the nine months ended September 30, 2000 compared to $10.6 million for the nine months ended September 30, 1999. During 1999, the Company's clinical laboratory operation was included in usage service revenues. Clinical laboratory operations were phased out during the second half of 1999. Clinical laboratory operations net revenues for the nine months ended September 30, 1999 were $578,000.

Total cost of revenues decreased 46.9% to $10.3 million, or 48.6% of revenues, for the nine months ended September 30, 2000 compared to $19.4 million, or 60.7% of revenues, for the nine months ended September 30, 1999. Total cost of revenues for the nine months ended September 30, 1999 included cost of revenues of $10.1 million from Clinical research services. The Company sold its domestic clinical research operations in December 1999 and closed its international clinical research operations during the second half of 1999.

The cost of license revenues increased 309.2% to $491,000, or 12.6% of license revenues, for the nine months ended September 30, 2000 from $120,000, or 4.4% of license revenues, for the nine months ended September 30, 1999. The increase in both the cost of licenses and the cost of licenses as a percentage of license revenues was primarily due to third party royalties incurred in the first nine months of 2000 based on software revenues. There were no royalties payable to third parties in the first nine months of 1999. In addition, documentation costs have increased due to requirements associated with new software releases in 2000. The cost of consulting and software maintenance revenues increased 33.3% to $3.6 million for the nine months ended September 30, 2000 compared to $2.7 million for the nine months ended September 30, 1999. As a percentage of consulting and software maintenance revenues, the cost of consulting and software maintenance revenues increased to 58.1% of revenues for the nine months ended September 30, 2000 from 48.2% of revenues for the nine months ended September 30, 1999. The increase was due primarily to additional personnel, recruiting fees, subcontracting costs and travel and increased facility and depreciation expenses to support the increase in maintenance and consulting revenues and to implement the Company's new business model. The cost of usage services decreased 3.1% to $6.2 million for the nine months ended September 30, 2000 compared to $6.4 million for the nine months ended September 30, 1999. The decrease in the cost of usage revenues was primarily due to the cost associated with the Company's clinical laboratory operations, which were included in the cost of usage services during the first nine months in 1999 and were phased out during the second half of 1999. For the nine months ended September 30, 1999, cost of services for the clinical laboratory operation was $1.0 million. As a percentage of usage service revenues, cost of usage services decreased to 55.9% for the nine months ended September 30, 2000 from 60.4% for the nine months ended September 30, 1999. The decrease in the cost of usage services as a percentage of usage revenues was primarily due to the phase-out of the clinical laboratory operations.

Selling and marketing expenses decreased 10.3% to $3.5 million for the nine months ended September 30, 2000 compared to $3.9 million for the nine months ended September 30, 1999. The decrease in selling and marketing expenses was due to lower compensation costs resulting from the sale of the Company's domestic clinical research services in December 1999. This decrease was partially offset by increased advertising, promotion, convention and other selling expenses as a result of the corporate formation and branding program associated with eRT, in addition to increased commission expense resulting from increased software license revenues in the nine months ended September 30, 2000. As a percentage of revenues, selling and marketing expenses increased to 16.4 % for the nine months ended September 30, 2000 from 12.3% for the nine months ended September 30, 1999. This increase is due to reduced revenues as a result of the Company's sale of the domestic clinical research operations in December 1999 and increased spending for brand awareness.

General and administrative expenses increased 10.6% to $5.2 million for the nine months ended September 30, 2000 from $4.7 million for the nine months ended September 30, 1999. This increase was primarily due to an increased provision for bad debts related to a specific customer receivable account and specific notes receivable. As a percentage of revenues, general and administrative expenses increased to 24.7% from 14.8% primarily because a significant portion of the Company's expenses are fixed in nature and revenues decreased in 2000 due to the Company's sale of its domestic clinical research operations.

Research and development expenses increased 105.6% to $3.7 million, or 17.2% of revenues, for the nine months ended September 30, 2000 compared to $1.8 million, or 5.7% of revenues, for the nine months ended September 30, 1999. The Company increased its investment in research related activities to implement its new business model. This increase was due primarily to increased payroll, subcontracting, training and facility costs.

Other income, net, consisted primarily of interest income, for the nine months ended September 30, 2000 and 1999.

The Company's effective tax rate was 40.0% for the nine months ended September 30, 2000 and 1999.

Liquidity and Capital Resources

At September 30, 2000, the Company had $23.7 million of cash and cash equivalents and $4.2 million invested in short-term investments. The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with maturities of less than one year.

For the nine months ended September 30, 2000, the Company used cash in operations of $2.8 million compared to cash provided by operations of $4.4 million for the nine months ended September 30, 1999. The year-to-year change was primarily the result of lower earnings, increased accounts receivable and changes to other working capital accounts for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

During the nine months ended September 30, 2000, the Company purchased $2.3 million of equipment compared to $1.7 million during the nine months ended September 30, 1999. The increase in equipment purchases reflects the additional capital equipment needed to implement the Company's new business model.

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

During the nine months ended September 30, 2000, the Company received $388,000 in cash from the exercise of employee stock options.

In March 2000, the Company made an investment of $5.8 million for a 10% equity ownership in Medical Advisory Systems (MAS), a publicly traded company. Concurrently, the Company's eRT subsidiary finalized a five-year sales, services and marketing agreement with MAS. Under this agreement, MAS will provide several services to assist eRT in deploying its suite of integrated proprietary clinical research software available to the pharmaceutical, medical device and biotechnology industries as well as to clinical research organizations. eRT recognized license fee revenues associated with this agreement of approximately $800,000 during the three months ended September 30, 2000, which were included in the Company's consolidated license revenues for the third quarter.

On March 24, 2000, the Company's eRT subsidiary sold 95,000 shares of convertible preferred stock and agreed to issue a warrant to purchase 2.5% of eRT's outstanding common stock for total gross proceeds of $9.5 million. The preferred stock will automatically convert into eRT's common stock upon an initial public offering with proceeds of at least $25.0 million at the public offering price per share less underwriting discounts and commissions. If eRT does not complete an initial public offering before March 24, 2001, the holder of the preferred stock has the right, for a period of one year, to require the Company to purchase the preferred stock for a price equal to the investor's original purchase price, with the purchase price being paid at the Company's option in cash or shares of the Company's common stock at the then market price. On March 27, 2000, eRT issued a warrant to purchase common stock of eRT to Scirex Corporation, an affiliate of the preferred stockholder. The warrant entitles Scirex to purchase the number of eRT common shares equal to $1 million divided by eRT's initial public offering price per share, at an exercise price per share equal to eRT's initial public offering price per share.

The Company had a line of credit with a bank that expired on September 30, 2000, which provided for borrowings up to $3.0 million at an interest rate of prime minus 35 basis points. The line of credit agreement included certain covenants, the most restrictive of which limited future indebtedness and required compliance with a liabilities-to-tangible net worth ratio. The Company expects to renew this line of credit during the fourth quarter. To date, the Company has not borrowed any amounts under its line of credit.

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

Interest Rate Risk

The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with fixed rates with maturities of less than one year. The Company actively manages its portfolio of cash equivalents and marketable securities but in order to ensure liquidity will only invest in instruments with high credit quality where a secondary market exists. The Company has not and does not hold any derivatives related to its interest rate exposure. Due to the average maturity and conservative nature of the Company's investment portfolio, a sudden change in interest rates would not have a material effect of the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for the nine months ended September 30, 2000 would have decreased by less than $100,000. This estimate assumes that the decrease occurred on the first day of 2000 and reduced the yield of each investment by 100 basis points. The impact on the Company's future interest income of future changes in investment yields will depend largely on the gross amount of the Company's cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources".

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

(2)  Offering Date:    February 4, 1997

(3)  Not Applicable

(4)  (i)   The offering terminated after all shares registered were sold

     (ii)  Managing Underwriters:  Montgomery Securities
                                   Furman Selz
                                   Genesis Merchant Group

     (iii) Class of Securities Registered: Common Stock

                                                            Account of
      (iv)                         Account of Company       Selling Shareholder
                                   ------------------       -------------------
           Amount Registered       2,206,250 common stock   956,250 common stock

           Aggregate price of
           Amount Registered       $37,506,250              $16,256,250

           Amount Sold               2,206,250                  956,250

           Aggregate Offering
           Price of Amount Sold    $37,506,250              $16,256,250

       (v) Expenses of offering for account of the Company:
           Underwriting Discount and Commission             $ 2,625,437
           Other expenses                                       698,813
           Total Expenses                                   $ 3,324,250

           (A) There were no direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of common stock of the Company; or affiliates of the Company.

           (B) All of the above payments were direct or indirect payments to others not described in clause (A).


    (vi)   Net Offering Proceeds to the Company:            $34,182,000

    (vii)  Use of Proceeds as of September 30, 2000:
           Net cash paid for business acquisition             8,655,000
           Net cash paid for minority investments             8,575,000
           Purchase of equipment                              7,177,000
           Temporary Investments (consisting of short-term,
           Investment-grade securities)                       4,169,000

           All of the above payments were to others not described in item (v)(A) above.

    (viii) The use of proceeds is consistent with the Prospectus

Item 6.  Exhibits and Reports on Form 8-K

         a.) Exhibits


             10.52 Lease Agreement dated August 18, 2000 between Advance/GLB 2
                   L.L.C. and eResearchTechnology, Inc.
             27.0  Financial Data Schedule.

         b.) Reports on Form 8-K

             None

                                   Signatures


              Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          PRWW, LTD.
                                                          (Registrant)


Date:         November 13, 2000                      By: /s/ Joel Morganroth
                                                         -----------------------
                                                         Joel Morganroth, MD
                                                         Chief Executive Officer




Date:         November 13, 2000                      By: /s/ Bruce Johnson
                                                         -----------------------
                                                         Bruce Johnson
                                                         Chief Financial Officer
                                                         (Principal Financial
                                                         and Accounting Officer)