Form 10-K
period 2000-12-31
PREMIER RESEARCH WORLDWIDE LTD
filed 2001-03-19
CIK 1026650

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-K


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 2000

                                       or


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                           Commission File No. 0-29100


                                  PRWW, LTD.
              (Exact name of issuer as specified in its charter)


      Delaware                                                 22-3264604
(State of incorporation)                                   (I.R.S. Employer
                                                          Identification No.)


                  30 South 17th Street Philadelphia, PA 19103
             (Address of Principal Executive Offices -- Zip Code)


      Registrant's telephone number, including area code: (215) 972-0420


       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The aggregate market value of the registrant's common stock, $.01 par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the common stock as reported by NASDAQ on March 14, 2001 was $25,730,322.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


   Number of shares of common stock of the registrant issued and outstanding as of March 15, 2001 was 6,970,887


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

ITEM 1. BUSINESS

General

     PRWW, Ltd. (the "Company" or "PRWW"), through its wholly owned subsidiary, eResearchTechnology, Inc. ("eRT"), is a business-to-business provider of integrated software applications and technology infrastructure to the pharmaceutical, biotechnology and medical device industries. The Company offers Internet and other technology-based solutions designed to streamline the clinical trials process by enabling its customers to automate many parts of a clinical trial. The Company is also a leading provider of centralized collection and interpretation of electrocardiograms, one of the most frequently used tests in clinical trials. The Company's solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection, management and interpretation and new drug or device application preparation.

     As part of integrated solutions, the Company offers electronic research networks, which are called eResNets, that link important data with the key participants in a clinical trial: sponsoring drug and medical device manufacturers, investigating physicians, patients or subjects and any clinical research organization that a sponsor may use to help in conducting a clinical trial. The eResNets integrate many of the Company's products and provide customers with a reusable infrastructure to conduct multiple clinical trials with minimal set-up time and preparation. The Company is currently implementing its first fourteen eResNets.

     The Company's products and services have been provided, both in the United States and internationally, through two business segments: Clinical Operations, which include centralized diagnostic testing services and, prior to January 1, 2000, clinical research operations (CRO operations), including clinical trial and data management services; and Technology Operations, which include the developing, marketing and support of clinical trial and data management software, support and consulting services. The Company's diagnostic testing services and clinical trial and data management services are utilized by clinical trial sponsors during their conduct of clinical trials. Such services are generally similar in nature, have similar production processes, distribution methods and general economics and, therefore, have been aggregated in the Company's Clinical Operations segment. The Company's Technology Operations include the licensing of its proprietary software products and the provision of maintenance and consulting services in support of its proprietary software products and, therefore, have been aggregated in one segment. See Note 10 to the Consolidated Financial Statements appearing herein for information pertaining to the amounts of net revenues, operating profit and identifiable assets attributable to each of the Company's business segments for the Company's last three fiscal years.

     In 1977, the Company's predecessor, Cardio Data Systems, began providing diagnostic testing services used to evaluate the safety and efficacy of new drugs. Today, the Company provides these services, which include electrocardiograms ("ECGs"), Holter monitoring, transtelephonic monitoring, and pulmonary function testing, on a centralized basis. To take advantage of the potential synergies and cross-selling opportunities with its centralized diagnostic testing services, the Company added clinical trial management capabilities in September 1995 by forming with PREMIER, Inc. (a large voluntary hospital buying group), a limited liability company, which was owned 65% by the Company and 35% by PREMIER, Inc. Upon the closing of the Company's initial public offering of its common stock in February 1997, PREMIER, Inc.'s minority interest in this limited liability company, held on behalf of certain member hospitals, was converted into 330,150 shares of common stock of the Company.

     In October 1997, the Company acquired the assets and business of DLB Systems, Ltd. ("DLB"), a provider of clinical trial and data management software, support and information technology consulting services to the pharmaceutical, biotechnology and device industries. The acquisition of DLB provided the opportunity to extend the Company's clinical data management expertise worldwide. The integration of the Company's rapid data acquisition and review capacity and DLB's integrated clinical research system allows the Company to offer technological advantages facilitating drug and medical device development.

     During 1999, the Company began to transform its operations into a business-to-business provider of integrated technology-based products and services to the pharmaceutical, biotechnological and medical device industries. The Company closed its international CRO operations during the second half of 1999 and sold its domestic CRO operations in December 1999. The Company formed eRT in December 1999, as a wholly owned subsidiary and, effective January 1, 2000, the Company contributed its technology and operating businesses to eRT in exchange for all of the issued and outstanding common stock of eRT.

Products and Services

     The Company offers the following products and services:

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

     Modem ECG. Modem ECG allows the investigator to telephonically transmit 12 lead ECG data directly to the Company for interpretation and immediate return of results back to the investigator.

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

     As part of its CRO operations, the Company offered complete services for the design, performance and management of clinical trial programs. During 1999, the Company decided to divest its CRO operations. The Company curtailed its international CRO operations during the second half of 1999 and sold its domestic CRO operations to SCP Communications, Inc. in December 1999. See Note 2 to Consolidated Financial Statements. The Company also performed centralized reference testing of blood and urine samples for drug trials. During 1999, the Company discontinued its clinical laboratory operation and transferred all remaining client contractual obligations to a third party.

Technology Operations

     The Company develops, markets and supports clinical trial and data management software and provides software support and information technology consulting services to pharmaceutical, biotechnology and medical device companies.

     The Company offers a broad range of products and services that its customers can use as an integrated enterprise solution or on a modular basis. The Company offers an electronic research network (eResNet) that integrates its products and provides a comprehensive solution that links important data with the key participants in a clinical trial: sponsoring manufacturers, investigating physicians, patients or subjects and any clinical research organization that a sponsor may use to help in conducting a clinical trial.

     eResNet. The Company believes that customers will maximize the value of its products by integrating them as part of an eResNet. An eResNet integrates the analytical processing called eResearchDashboard with any combination of the Company's products and services that includes the data capture system called eDataEntry and the Company's software for collecting, editing and managing clinical trial data called eDataManagement. The value of an eResNet is that it will allow a sponsor or clinical research organization to establish an infrastructure that connects multiple participants in the clinical trial process and that can be used repeatedly for future clinical trials. As an established infrastructure, an eResNet will allow a sponsor or clinical research organization to improve the efficiency and speed of the clinical trial by automating the process for conducting each new clinical trial. As the Company establishes additional eResNets, it intends to charge monthly user-access fees that its customers will pay per investigator site and per clinical trial. These fees will be in addition to the amounts the customers pay for the products and services that the Company integrates into the eResNet.

     The Company is currently implementing eResNets for fourteen pharmaceutical and biotechnology companies and clinical research organizations:

Breast Cancer International     Isis Pharmaceuticals, Inc.           Scirex Corporation
 Research Group Limited         Menarini Ricerche S.p.A.             3M Pharmaceuticals
Clinical Data Care AB           META Solutions, Inc.                 US Oncology Research, Inc.
H. Lundbeck A/S                 Millennium Pharmaceuticals, Inc.     Vertex Pharmaceuticals Incorporated
SmithKline Beecham              Pharmaceutical Information           Vujaklija
 Consumer Healthcare LP          Associates, Ltd.

Modular Product and Service Offerings

Product/Services                              Description
----------------                              -----------

eTrials A comprehensive trials management application comprised of three mod- ules: eStudyConduct, eDataEntry and eDataManagement.

eStudyConduct        A proprietary solution to set up clinical trials, establish standards, track study activities, plan resources, distribute supplies, manage the financials aspects of a trial and electronically view clinical trial data on the Internet.

eDataEntry           A data capture system permitting investigators to use
                     standard Internet browser tools to input data into a centralized database in an online or offline environment.
                     eDataEntry accommodates traditional manual, paper- based data entry, data entry using the Internet and other forms of electronic data transmission. eDataEntry is also able to capture data in the form of electronic images. This proprietary product allows efficient access to the clinical research patient data, permitting the sponsor or clinical research organization to identify sites not complying with trial protocols and clinical trial results requiring further study.

eDataManagement      An Internet-enabled proprietary software tool for
                     collecting, editing and managing clinical trial data in any computing environment. Customers use this tool to analyze data, resolve incomplete or erroneous data entries and support early completion of the database for a particular trial. This product easily integrates with a wide variety of third-party software applications for imaging, workflow and data analysis.

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

eECG Analysis and interpretation of electrocardiograms performed on research subjects by cardiologists in connection with the Company's customers' clinical trials. This application permits assessment of the safety and/or efficacy of therapies by documenting the occurrence of cardiac electrical change during daily living.

eNDA A set of services and non-proprietary tools to generate new drug applications electronically using data collected throughout the clinical trial pro- cess. eNDA categorizes and organizes clinical data to help complete a new drug application.

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

ePatient An Internet-based service that will assist in recruiting patients to participate in clinical research trials. This Internet service will collect self-referrals from prospective patients that the Company forwards to investigators based on geographic proximity.

eConsulting          Consulting services that augment the implementation efforts of customers by providing support in strategic planning, methodology and technical implementation of the Company's products and services. The technical implementation support includes system installation, project planning, system configuration, network administration and database set-up.
                     The Company also provides education and training services both as part of the initial installation and on an ongoing basis. Following the implementation, the Company provides on-site research and technology advisory services, support services, including online support and a 24-hour, seven day help desk, and maintenance.

eHealthEducation     Trial-specific educational tool that allows clinical
                     research professionals to learn about technology developments, new products, clinical protocols and other educational matters. This application will also provide a link to the Company's website, www.eRT.com, where the Company intends to provide industry news, therapeutic information, technology updates and chat rooms for professionals.

     The Company's products use common interfaces, allowing clinical trial participants to learn how to use additional applications with minimal training. By establishing common naming standards for data that clinical trial participants may share across applications, departments and global locations, sponsors and clinical research organizations can improve data integrity and accelerate reconciliation of information. The Company's products and services can work with and connect to leading third party finance, enterprise resource planning and research software through a batch load utility that the Company has developed.

Technology

     The Company's applications use a broad range of technologies. The Company's eTrials applications use a Microsoft Windows-based PC platform through a graphical user interface. The data are stored in an industry-standard Oracle database on a database server. The Company developed these applications using Oracle Developer, which provides rapid access to both the database and an extensive set of underlying tools. The Company's philosophy of using industry tools allows the Company to focus its attention on the applications and on its customers, who also use those tools to benefit from its data models.

     The user interface of the Company's products is Oracle SQL Forms based. The Company's standard reports use Oracle Reports. The Company uses the Oracle database server to provide data storage and database-level stored procedures and triggers to maintain consistent processing of data and to minimize network traffic for the execution of standard operations. By using the application partitioning provided by Oracle Developer, customers can have greater control over the use of server and network resources. The Company's supported client platforms are Windows 95, Windows 98, Windows 2000 and Windows NT.

     Customers can use all of the Company's products on the Internet using a Citrix connection. In addition, eStudyConduct, eDataEntry and portions of eDataManagement are currently Internet-based, and the Company expects to have the rest of its products Internet-based by June 2001. To accomplish this development the Company is using Java technology, thus enabling the applications to operate under any operating system supporting the Java platform, including Windows NT, Windows 95, Windows 98, Windows 2000 and Solaris. To allow uniform client application behavior in differing Internet browsers, the Company uses the Java Plug-In, which is available free from Sun Microsystems JavaSoft division. The Company intends to continue to develop its products with both on-line connectivity and off-line processing capability.

Research and Development

     The Company or its predecessors have been developing its products and services for more than 20 years. The Company's applications have progressed from manual, paper-based processing through client-server processing. The Company has developed or is developing its software to take advantage of the power of the Internet. The Company continues to advance its products by enhancing the human interface of some of the modules.

     As of December 31, 2000, the Company has 31 employees engaged in research and development, together with 3 consultants. The Company's research and development efforts are focused on improving and enhancing its existing products and services as well as developing new products and services. The Company is also partnering with other companies to broaden its product offerings.

     The Company is currently working with a number of entities that will house in their facilities the equipment comprising its application service provider
(ASP) capability. The Company implemented the services of U.S. Internetworking as an ASP in 2000.

     Research and development expenses were $3.1 million for 1998, $2.5 million for 1999 and $4.8 million for 2000.

Strategic Alliances

     The Company works with its strategic partners to develop and enhance many of its products and services. The Company is embedding into its eDataManagement product a proprietary technology developed by one of its strategic partners, Winthrop Stewart Associates. This technology will collect data electronically from case report form images and automatically route the data, using proprietary work flow technology, to the clinical data base for management action. Medical Advisory Systems is assisting the development of the Company's application service provider capability and will help the Company provide 24-hour, seven-day coverage for its eSafetyNet service and make cardiologists available to support its eECG application.

     The Company has entered into marketing assistance agreements with a number of its domestic and foreign strategic partners, including systems integrators and clinical research organizations, that provide collaborative resources to supplement its own marketing efforts. These marketing assistance agreements typically have terms of one year and automatically renew for additional one-year terms. In addition, these agreements typically require the Company to make commission payments to the other party based on the license fee or the license and maintenance fee generated by sales for which the other party has provided assistance. The commissions range from two to twenty percent depending on the agreement. The Company has entered into marketing assistance agreements with clinical research organizations operating in the United States, Canada, Sweden and Spain that provide these co-branding and co-marketing services.

     The Company maintains relationships with providers of hardware systems, telecommunications, web-hosting and development, systems integration and website content. Under these arrangements, customers of one party are referred to the other to provide products and services that the referring party does not provide.

     In July 1998, the Company paid $1 million for a minority equity position in AmericasDoctor.com, Inc. an internet company which provides real-time physician chat, referrals and healthcare events on America Online's Health web page. AmericasDoctor.com, Inc. became fully operational in September 1998 and is providing one-on-one doctor chat service using a state-of-the-art, 24 hour physician staffed call center. In 1999, in connection with the merger of AmericasDoctor.com, Inc. with Affiliated Research Centers, Inc., the Company invested an additional $1.5 million under the terms of a convertible note which automatically converted into equity securities in March 2000. In 1999, the Company entered into a two-year, $4.6 million consulting contract with AmericasDoctor.com, Inc. Under the terms of the contract, the Company provided consulting services in 1999 and 2000 to enhance AmericasDoctor.com, Inc.'s ability to effectively support patient identification, recruitment and referral to clinical investigational sites for both the Company's ePatient service offering and other companies in the pharmaceutical, biotechnology and medical device industries. This contract terminated on December 31, 2000.

     In 1999, the Company entered into an agreement with Winthrop Stuart Associates, Inc. (WSA) to invest up to $300,000 under the terms of a convertible note. The investment is to fund the development and integration of WSA's software into the Company's software products. See Note 1 to Consolidated Financial Statements.

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

The Company's Customers

     The Company targets pharmaceutical, biotechnology and medical device companies as well as clinical research organizations. The Company provides its solutions to 18 of the 20 pharmaceutical companies that had the highest sales in 1999. The Company has completed more than 120 installations of its products at 64 sites worldwide. In 2000, no customer accounted for 10% or more of the Company's consolidated net revenues.

Sales and Marketing

     The Company markets and sells products and services primarily through its international direct sales, sales support and professional services organization. As of December 31, 2000, the Company's direct sales force consisted of 14 sales professionals located in Philadelphia, Pennsylvania, Bridgewater, New Jersey and Peterborough, United Kingdom.

     The Company focuses its marketing efforts toward educating its target market, generating new sales opportunities and increasing awareness of its solutions. The Company conducts a variety of marketing programs internationally, including business seminars, trade shows, press relations and industry analyst programs and advisory councils.

     The Company's marketing organization also serves an integral role in managing customer and industry feedback in order to help provide direction to its product development organization. The Company implemented this customer-driven approach by establishing advisory council meetings made up of numerous industry experts. In addition to providing information to prospective customers, advisory council meetings provide a useful forum in which to share information, test product concepts and collect data on customer and industry needs.

     The Company's sales cycle generally begins with its response to a request from a sponsor or clinical research organization for a proposal to address a customer-specific research requirement. The Company asks prospective customers to complete a survey to allow the Company to provide a comprehensive response. The Company then engages at its expense in a series of consultations, workshops, implementation reviews, final proposals and contract negotiations prior to the time when the prospective customer has any obligation to purchase its products or services. During this process, the Company involves its sales, consulting and senior management personnel in a collaborative approach. The Company's sales cycle can vary from a few weeks to as long as nine months depending upon the scope of the products and services being discussed and the scope of the clinical trial.

Competition

     The market for the Company's products and services is extremely fragmented, with hundreds of companies providing niche solutions to satisfy small parts of the clinical research process. The Company believes it is the only provider of technology-based solutions in the clinical research industry that offers end-to-end research solutions that take advantage of the power of the Internet while also addressing manual, paper-based processes used in clinical research.

     The market for the Company's solution is intensely competitive, continuously evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition could result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm the Company's business. Competitors vary in size and in the scope and breadth of the products and services offered.

     The Company believes that the principal competitive factors affecting its market include:

     o customer service

     o a significant base of reference customers

     o breadth and depth of solution, including the ability to accommodate both manual, paper-based research methods and electronic forms of data collection, management and analysis

     o product quality and performance

     o core technology and product features

     o ability to implement solutions

     o price

     Although the Company believes that its solutions currently compete favorably with respect to these factors, its market is relatively new and is evolving rapidly. The Company may not be able to maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

Government Regulation

     Human and animal pharmaceutical products, biological products and blood derivatives, and medical devices are subject to rigorous government regulation. In the United States, the principal federal regulatory agency is the Food and Drug Administration and there are some similar state agencies. Foreign governments also regulate these products when they are tested or marketed abroad. In the United States, the Food and Drug Administration has established standards for conducting clinical trials leading to the approval for new products. Under these standards, sponsors of such clinical trials are responsible for:

     o selecting qualified investigators

     o providing investigators with protocols and other information

     o monitoring the trial

     o reporting changes in trial protocol to the Food and Drug Administration

     o providing the Food and Drug Administration and the investigator reports of serious and unexpected adverse experiences associated with the use of a drug or device

     o maintaining records concerning the study

     Because the Company's products and services assist the sponsor or clinical research organization in conducting the trial and preparing the new drug or device application, the Company must comply with these requirements. The Company also must comply with similar regulatory requirements in foreign countries. These foreign regulations vary somewhat from country to country, but generally establish requirements similar to those of the Food and Drug Administration.

     If the Food and Drug Administration concludes that studies were not conducted in accordance with minimum agency requirements, it may take a variety of enforcement actions, depending on the nature of the violation. These measures may range from issuing a warning letter or seeking injunctive relief or civil penalties to recommending criminal prosecution. If the Company is convicted of criminal conduct relating to the approval of a new drug or device application, or is found to have otherwise violated Food and Drug Administration requirements, the Food and Drug Administration could prohibit the Company from being involved in future clinical trials. Where the agency finds irregularities during ongoing studies, it may require changes to the study or may request termination of the study. In the case of clinical trials submitted as part of a new drug or device application, the agency may require that additional clinical work be performed before granting approval of the application. The agency may require that entire studies be rerun, resulting in substantial delay in final approval. In extreme cases, such as submission of fraudulent test data or giving or offering bribes, the agency can refuse to approve a pending application.

     In April 1999, the Food and Drug Administration published guidelines regarding the use of computerized systems to create, modify, maintain, archive, retrieve or transmit clinical data intended for use in submissions to the agency. The guidelines recommend that those who use computerized systems in clinical trials design them so that they can satisfy applicable regulatory requirements for recordkeeping and retention with the same degree of confidence as exists with paper-based systems. The guidelines specifically address a broad range of matters such as:

     o confirming the authority of those with access to the data

     o attributing edits to the data to the person making the edits

     o providing quality control prompts to ensure the consistency of data and to alert the person entering the data if the data is outside expected ranges

     o facilitating inspection and review of data

     o ensuring the adequacy of system security, dependability and controls

     The Company believes that it has designed its products and services to be consistent with the agency's recommendations and to comply with applicable regulatory requirements.

     The Health Insurance Portability and Accountability Act of 1996 established certain requirements relating to the privacy and security of personal health information. The act directly covers how health plans, health care clearinghouses, and most health care providers transmit, store, use and disclose individually identifiable health information. Covered uses and disclosures include uses and disclosures for purposes of clinical trials or other activities regulated by the Food and Drug Administration.

     The Health Care Financing Administration promulgated proposed regulations addressing implementation features for data security and electronic signature standards in August 1998. The Health Care Financing Administration has indicated its intent to issue the final security regulations in 2001. In general, it is expected that affected entities will be required to be compliant with the security regulations within two years of the effective date of the final security regulations. The Health Care Financing Administration received a significant number of public comments to the proposed security regulations promulgated in August 1998. These comments will likely give rise to further clarifications to the security regulations when they are issued in final form.

     In December 2000, the Health Care Financing Administration promulgated final regulations on the privacy of individually identifiable health information. These regulations are currently scheduled for implementation on April 14, 2001, and it is expected that most affected entities will be required to comply with the privacy regulations by late 2002 or early 2003. However, the Health Care Financing Administration established a new comment period for the final privacy regulations, ending March 30, 2000. It is possible that, as a result of comments received on the final privacy regulations, the Health Care Financing Administration may delay the effective date of the privacy regulations or withdraw all or portions of the regulations. Any delay or modification to the privacy regulations may also result in a delay in the issuance of the final security regulations.

     In anticipation of the required compliance date for the privacy regulations and the issuance of the final security regulations, the Company has instituted significant efforts to review and document its health information privacy and security policies and procedures, and will continue to monitor these regulatory developments in the future. In addition, the act may preempt certain state and federal law. The Company will continue to analyze current state law to determine whether any privacy and security requirements apply in addition to or instead of those imposed under the act.

Potential Liability and Insurance

     The Company attempts to manage its risk of liability for personal injury or death to patients from administration of products under study through contractual indemnification provisions with clients and through insurance maintained by the Company and its clients. Contractual indemnification generally does not protect the Company against certain of its own actions, such as negligence. The terms and scope of such indemnification vary from client to client and from trial to trial. Although most of the Company's clients are large, well capitalized companies, the financial viability of these indemnification provisions cannot be assured. Therefore, the Company bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. The Company also maintains professional liability insurance in the amount of $1 million per claim and in the aggregate and an umbrella policy of $5 million. The Company's operating results could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage maintained by it or the client or where the indemnifying party does not fulfill its indemnification obligations.

Intellectual Property

     The Company's services have been enhanced by significant investment in information technology. The Company's information services group is committed to achieving operating efficiencies through technical advances. The Company has developed certain computer software and technically derived procedures that it seeks to protect through a combination of contract law, trademarks, and trade secrets. Although the Company does not believe that its intellectual property rights are as important to its results of operations as are such factors as technical expertise, knowledge, ability and experience of its professionals, the Company believes that its technical capabilities provide significant benefits to its clients.

Employees

     At December 31, 2000, the Company had a total of 186 employees, with 152 employees (146 full-time, 6 part-time) at its locations in the United States and 34 full-time employees at its locations in the United Kingdom. The Company had 110 employees performing services directly for its clients, 31 employees in research and development, 14 employees in sales and marketing and 31 employees involved in general and administrative activities.

     The Company is not a party to any collective bargaining agreements covering any of its employees, has never experienced any material labor disruption and is unaware of any current efforts or plans to unionize its employees. The Company considers its relationships with its employees to be good.

ITEM 2. PROPERTIES

     The Company's corporate headquarters are located at 30 South 17th Street, Philadelphia, Pennsylvania, where the Company leases approximately 58,000 square feet, all but approximately 20,000 square feet of which the Company subleases to a third party. The Company's lease expires in August 2005. The Company also leases a 14,088 square foot facility in Bridgewater, New Jersey under a lease that expires April 2006, all of which the Company subleases to a third party. The Company also leases a 30,944 square foot facility in Bridgewater, New Jersey under a lease that expires January 2011 and an 8,840 square foot facility in Peterborough, United Kingdom under a lease that expires September 2004.

     The Company anticipates that the Company will require additional space for its operations as the Company expands, and believes that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management believes that none of these legal proceedings will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters during the fourth quarter of the year covered by this Report to a vote of the security holders through the solicitation of proxies or otherwise.

SPECIAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

     Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company are as follows:




Name                                Age    Position
----                               -----   --------
Joel Morganroth, MD ............    55     Chairman and Chief Scientist

Joseph A. Esposito .............    48     President, Chief Executive Officer and Director

Bruce Johnson ..................    50     Senior Vice President, Chief Financial Officer and
                                            Secretary

Vincent Renz ...................    44     Senior Vice President, Technology and Consulting
                                            and Chief Technology Officer

Robert S. Brown ................    45     Senior Vice President, Diagnostics Technology and
                                            Services

Jeffrey S. Litwin, MD ..........    43     Senior Vice President and Chief Medical Officer

     Dr. Morganroth has served as the Chairman of the Company since 1999, its Chief Scientist since March 1, 2001 and as a Director of the Company since 1997. He served as Chief Executive Officer from 1993 to March 1, 2001. In addition, Dr. Morganroth has consulted for the Company since 1976. Dr. Morganroth is an internationally recognized cardiologist and clinical researcher. He has worked on the clinical development of several large, well-known approved drugs. Dr. Morganroth served for over ten years as a Medical Review Officer/Expert for the Food and Drug Administration and since 1995 has served in a similar capacity for the Health Protection Branch of Canada.

     Mr. Esposito was appointed President and Chief Executive Officer of the Company effective March 1, 2001. Mr. Esposito formerly served as the President and Chief Operating Officer of the Company since April 1998 and has served as a member of its Board of Directors since 1999. He also has served as the President and Chief Operating Officer of the Company's subsidiary, eResearchTechnology, Inc., since January 2000 and President of the Company's DLB Systems division from October 1997 to April 1998. From May 1997 through October 1997, he was President of DLB Systems, Inc. Mr. Esposito was President of Worldwide Operations for Computron Software Inc. from October 1994 to May 1997. He has 25 years experience in technology, working closely with pharmaceutical companies in the areas of clinical research, supply chain management and regulatory document management.

     Mr. Johnson has been the Company's Senior Vice President and Chief Financial Officer since February 2000. He also serves as the Company's Secretary. Mr. Johnson has over 25 years of previous experience in public accounting and financial management positions. From March 1999 to November 1999, Mr. Johnson served as Chief Operating Officer and Chief Financial Officer of HealthAxis.com. From February 1988 to March 1999, Mr. Johnson was employed by N2K Inc., an online music entertainment company, most recently as Senior Vice President, Chief Financial Officer and director. Mr. Johnson is a certified public accountant.

     Mr. Renz has been the Senior Vice President, Technology and Consulting and Chief Technology Officer for the Company's subsidiary, eResearchTechnology, Inc. since January 2000. Mr. Renz served as the President and General Manager of the Company's DLB Systems division from May 1998 to December 1999. Prior to joining the Company, from January 1998 to May 1998, he worked as a consultant in defining the Client Services infrastructure for the DLB Systems division. Mr. Renz was Vice President, Client Services for Computron Software Inc. from May 1988 to November 1997. Prior to that time, Mr. Renz worked as an information technology consultant for Deloitte, Haskins and Sells from 1984 to 1988 and Arthur Andersen from 1981 to 1984, serving a wide range of industries in the design and implementation of large-scale information systems.

     Mr. Brown has been the Senior Vice President, Diagnostics Technology and Services for the Company's subsidiary, eResearchTechnology, Inc. since January 2000. From December 1997 to December 1999, Mr. Brown was Vice President, Business Development for the Company. Mr. Brown was Senior Director, Research and Regulatory Services for the Company from November 1993 to December 1997.

     Dr. Litwin has been the Senior Vice President and Chief Medical Officer for the Company's subsidiary, eResearchTechnology, Inc. since July 2000. Dr. Litwin was previously employed by Executive Health Group from May 1993 to July 2000, most recently as Executive Vice President and Chief Operating Officer. Dr. Litwin also served as a consultant for Schlumberger, Ltd. from March 1996 to July 2000 and for the American and National League of Professional Baseball Clubs from April 1995 to March 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market System since February 4, 1997, under the symbol "PRWW". Below is the range of high and low sales information for the common stock for the following quarters as quoted on the Nasdaq National Market System:

Calendar Period              High            Low
---------------             ------          -----

2000
First Quarter ..........  $ 22.0000       $ 9.5000
Second Quarter .........    15.6875         7.0000
Third Quarter ..........    17.6875        10.7500
Fourth Quarter .........    12.1875         5.5000

1999
First Quarter ..........  $  9.7500       $ 4.3750
Second Quarter .........     9.1250         5.4375
Third Quarter ..........     7.0000         5.4375
Fourth Quarter .........    11.9375         5.0000

     The Company has never declared or paid any cash dividend on its common stock. In March 2001, the Company paid $639,000 in accrued dividends related to an eRT preferred shareholder prior to redeeming the eRT preferred stock. See
Note 11 to Consolidated Financial Statements. The Company does not anticipate paying any cash dividends in the foreseeable future, and the Company intends to retain future earnings for the development and expansion of its business.

     During 2000, the Company issued 80,535 shares of its common stock upon exercise of outstanding options pursuant to its Stock Option Plans for which the Company received $388,000. The issuance of 45,035 of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 701 promulgated under said Act. The balance of such shares were registered under said Act pursuant to a registration statement on Form S-8.

     As of March 13, 2001, there were approximately 71 holders of record of the Company's common stock.

     In the Company's initial public offering, the Company sold 2,206,250 shares of common stock (including over-allotments), pursuant to its Registration Statement on Form S-1, File No. 333-17001 (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission on February 3, 1997 (the "Effective Date"). The gross proceeds from the IPO were approximately $37,506,000, and, after underwriting discounts and commissions, expenses paid to or for the benefit of underwriters, and other costs of the IPO, net proceeds were approximately $34,182,000.

     From the Effective Date to December 31, 2000, the Company expended approximately $10,348,000 for the purchase of property and equipment, $8,655,000 for the purchase of DLB, $2,711,000 for the repurchase of common stock under the Company's share repurchase program, $2,500,000 for an equity investment in AmericasDoctor.com, Inc., $5,775,000 for an equity investment in Medical Advisory Systems, $300,000 for an investment in Winthrop Stewart Associates, and $150,000 for an equity investment in INNX, Inc.

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

Consolidated Statements of Operations Data (in thousands, except per share data)

                                                                              Year Ended December 31
                                                       --------------------------------------------------------------------
                                                           1996          1997           1998          1999          2000
                                                       -----------   ------------   -----------   -----------   -----------
Net revenues:
 License ...........................................    $     --      $     210      $  5,142      $  4,381      $  5,189
 Services ..........................................      12,035          7,485        14,611        21,694        22,878
 CRO operations ....................................       3,248          6,468        12,054        16,710            --
                                                        --------      ---------      --------      --------      --------
Total net revenues .................................      15,283         14,163        31,807        42,785        28,067
                                                        --------      ---------      --------      --------      --------
Cost of revenues:
 Cost of licenses ..................................          --             20           138           319           721
 Cost of services ..................................       6,440          5,250         9,131        12,578        13,296
 Cost of CRO operations ............................       3,815          6,806        10,488        12,512            --
                                                        --------      ---------      --------      --------      --------
Total cost of revenues .............................      10,255         12,076        19,757        25,409        14,017
                                                        --------      ---------      --------      --------      --------
Gross margin .......................................       5,028          2,087        12,050        17,376        14,050
                                                        --------      ---------      --------      --------      --------
Operating expenses:
 Selling and marketing .............................       1,163          2,492         3,764         5,124         4,754
 General and administrative ........................       2,365          2,873         4,966         6,565         6,593
 Research and development ..........................          --            357         3,131         2,472         4,840
 Write-off of registration costs(1) ................          --             --            --            --           782
 Write-off of acquired in-process research and
   development(2) ..................................          --          7,883            --            --            --
                                                        --------      ---------      --------      --------      --------
Total operating expenses ...........................       3,528         13,605        11,861        14,161        16,969
                                                        --------      ---------      --------      --------      --------
Operating income (loss) ............................       1,500        (11,518)          189         3,215        (2,919)
Other income, net ..................................          11          1,250         1,012           735         1,770
Gain on sale of CRO business(3) ....................          --             --            --         4,850         2,114
                                                        --------      ---------      --------      --------      --------
Income (loss) before income taxes and minor-
 ity interest ......................................       1,511        (10,268)        1,201         8,800           965
Minority interest in limited liability company .....         332             --            --            --            --
                                                        --------      ---------      --------      --------      --------
Income (loss) before income taxes ..................       1,843        (10,268)        1,201         8,800           965
Income tax provision (benefit)(4) ..................         773         (4,037)          480         3,520           322
Minority interest dividend(5) ......................          --             --            --            --           523
                                                        --------      ---------      --------      --------      --------
Net income (loss) ..................................    $  1,070      $  (6,231)     $    721      $  5,280      $    120
                                                        ========      =========      ========      ========      ========
Basic net income (loss) per share ..................    $   0.24      $   (0.93)     $   0.10      $   0.75      $   0.02
Diluted net income (loss) per share ................    $   0.23      $   (0.93)     $   0.10      $   0.74      $   0.02

Consolidated Balance Sheet Data (in thousands)

                                              1996        1997         1998         1999         2000
                                           ---------   ----------   ----------   ----------   ----------
Cash and cash equivalents and short-term
 investments ...........................    $1,498      $21,763      $16,490      $21,065      $27,657
Working capital ........................     1,595       21,661       20,017       25,266       30,689
Total assets ...........................     5,748       36,774       40,172       45,212       53,964
Total stockholders' equity .............     2,516       30,467       30,941       35,377       34,170

------------
(1) Represents a one-time charge of $782,000 for the write-off of costs associated with the proposed initial public offering of the Company's subsidiary, eRT, which was withdrawn in March 2001.

(2) Represents a one-time charge of $7.9 million for the write-off of acquired in-process research and development in connection with the acquisition of DLB Systems, Inc. in October 1997.

(3) Represents the gain recognized from the December 31, 1999 sale of the domestic CRO business of $4.9 million and $2.1 million for 1999 and 2000, respectively.

(4) For periods prior to February 3, 1997, the Company was included in the consolidated income tax returns of UM Holdings Ltd. ("UM"). The financial statements reflect income taxes calculated on a separate company basis for all periods presented.

(5) Represents a minority interest dividend earned by the eRT preferred shareholder.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Forward-Looking Information

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the related notes to the financial statements appearing elsewhere in this annual report. The following includes a number of forward-looking statements that reflects the Company's current views with respect to future events and financial performance. The Company uses words such as anticipate, believe, expect, future, and intend, and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to risks and uncertainties such as competitive factors, technology development, market demand and the Company's ability to obtain new contracts and accurately estimate net revenues due to vari-ability in size, scope and duration of projects, and internal issues of the sponsoring client. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further, information on potential factors that could affect the Company's financial results can be found in the Company's Registration Statement on Form S-1 and its Reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission.

Overview

     PRWW, Ltd. (the "Company"), a Delaware corporation, through its wholly owned subsidiary, eResearchTechnology, Inc. (eRT), is a business-to-business provider of technology-based products and services used to manage clinical trials and collect, analyze and report clinical data. The Company also provides centralized collection and interpretation of electrocardiograms. The Company offers its products and services to its customers in the pharmaceutical, biotechnology and medical device industries and to clinical research organizations serving those industries. Historically, the Company's products and services have been provided, both in the United States and internationally, through two business segments: Clinical Operations and Technology Operations. Clinical Operations include centralized diagnostic services, which consists primarily of electrocardiogram services, and clinical research operations (CRO operations) which consist primarily of clinical trial and data management in addition to biostatistical analysis and regulatory affairs services. Technology Operations include the development, marketing and support of clinical trial and data management software and consulting services. The Company closed its international CRO operation during the second half of 1999 and sold its domestic CRO operation in December 1999. The Company's Phase I clinical research unit was closed in the first quarter of 1998.

     The Company has been continuously committed to the effective use of technology in clinical applications for over 20 years. This commitment included the Company's filing of the first computer-assisted new drug application with the Food and Drug Administration in 1985, the Company's introduction of a technology-enhanced electrocardiogram service in 1988 and the Company's acquisition of DLB Systems in October 1997. The research and development and baseline technology obtained in the DLB Systems acquisition provided the platform for the development of the Company's current software applications. Over time, the Company has also conducted various clinical and diagnostic operations, including operating a clinical research organization from 1995 until December 31, 1999. The sale of the Company's domestic CRO operations on December 31, 1999 marked the completion of the Company's efforts to cease providing clinical research services and allowed the Company to focus exclusively on providing technology-based solutions to the clinical trials market.

     The Company's license revenues consist of upfront software license fees. The Company's service revenues consist of technology consulting and training services, software maintenance services and usage service revenues that the Company generated from repeated use of the Company's products and services. To date, usage service revenues have consisted primarily of fees generated from the Company's centralized electrocardiogram services. Prior to the December 1999 sale of the domestic clinical research service business, the Company also generated revenues from managing clinical trials. The Company has not accounted for the clinical research service business as a discontinued operation because it was not a separate reportable segment. The Company will not generate any future revenues from clinical research services.

     The Company's strategy is to create more of a recurring revenue business model by deploying eResNets and modular solutions under agreements that permit their use in multiple clinical trials at any number of sites and charge for their use on a per user, per trial, per site basis. The Company anticipates that an increasing portion of the Company's revenues will be attributable to these types of usage service revenues. However, this business model is in an emerging state and its revenue and income potential is unproven. Furthermore, the Company's historical revenue sources will likely continue to be major contributors to the Company's overall revenues.

     The Company recognizes software revenues in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9. Accordingly, the Company recognizes license revenues when a formal agreement exists, delivery of the software and related documentation has occurred, collectibility is probable and the license fee is fixed or determinable. The Company recognizes revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. The Company provides consulting and training services on a time and materials basis and recognizes revenues as the Company performs the services. Usage service revenues consist of revenues from services that the Company provides on a fee-for-service basis. The Company recognizes usage service revenues as the services are performed. Clinical research services were generally based on fixed-price contracts, with variable components. Revenues from clinical research services were recognized as services were rendered.

     Usage service and clinical research service revenues vary based on the conduct of the Company's customers' clinical trials. Customers terminate or delay trials for a variety of reasons, including the failure of the product being tested to satisfy safety or efficacy requirements, unexpected or undesired clinical results, the customer's decision to forgo a particular study, insufficient patient enrollment or investigator recruitment, and production problems resulting in shortages of required supplies. Under a typical contract for usage services, customers pay the Company a portion of the Company's fee for these services upon contract execution as an upfront deposit, which is typically nonrefundable upon contract termination.

     Cost of licenses consists primarily of the cost of producing compact disks and related documentation and royalties paid to third parties in connection with their contributions to the Company's product development. Cost of services includes the cost of technology consulting and maintenance services and the cost of usage services. Cost of technology consulting and maintenance services consists primarily of wages, fees paid to outside consultants and other direct operating costs related to the Company's consulting and customer support functions. Cost of usage services consists primarily of direct costs related to the Company's centralized electrocardiogram services and includes wages, fees paid to outside consultants, shipping expenses and other direct operating costs. Cost of clinical research services consisted primarily of wages, fees paid to outside consultants and other direct operating costs associated with the Company's CRO operations. Selling and marketing expenses consist primarily of salaries and commissions paid to sales and marketing personnel or paid to third parties under marketing assistance agreements, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of salaries, benefits and direct costs for the Company's finance, administrative, corporate information technology and executive management functions, in addition to professional service fees. Research and development expenses consist primarily of salaries and benefits paid to the Company's product development staff, costs paid to outside consultants and direct costs associated with the development of the Company's technology products.

     eRT was incorporated in December 1999 and is a wholly owned subsidiary of the Company. Effective January 1, 2000, the Company contributed its technology and operating businesses to eRT in exchange for all of its issued and outstanding capital stock. The Company also has a wholly-owned operating subsidiary in the United Kingdom.

     The Company conducts its operations with offices in the United States and the United Kingdom (UK). The Company's international net revenues represented 14.5% of total net revenues in 1998, 12.6% of total net revenues in 1999 and 20.5% of total net revenues in 2000.

Results of Operations

     The following table presents certain financial data as a percentage of total net revenues:

                                                     Year Ended December 31
                                             --------------------------------------
                                                1998         1999          2000
                                             ----------   ----------   ------------
Net revenues:
 License .................................       16.2%        10.2%         18.5%
 Services ................................       45.9%        50.7%         81.5%
 CRO operations ..........................       37.9%        39.1%           --
                                                -----        -----         -----
Total net revenues .......................      100.0%       100.0%        100.0%
Cost of revenues:
 Cost of licenses ........................        0.4%         0.7%          2.6%
 Cost of services ........................       28.7%        29.4%         47.3%
 Cost of CRO operations ..................       33.0%        29.2%           --
                                                -----        -----         -----
Total cost of revenues ...................       62.1%        59.3%         49.9%
                                                -----        -----         -----
Gross margin .............................       37.9%        40.7%         50.1%
                                                -----        -----         -----
Operating expenses:
 Selling & marketing .....................       11.8%        12.0%         16.9%
 General & administrative ................       15.6%        15.3%         23.5%
 Research and development ................        9.9%         5.9%         17.2%
 Write-off of registration costs .........         --           --           2.9%
                                                -----        -----         -----
Total operating expenses .................       37.3%        33.2%         60.5%
                                                -----        -----         -----
Operating income (loss) ..................        0.6%         7.5%        (10.4%)
Other income, net ........................        3.2%         1.7%          6.3%
Gain on sale of CRO business .............         --         11.3%          7.5%
                                                -----        -----         -----
Income before income taxes ...............        3.8%        20.5%          3.4%
Income tax provision .....................        1.5%         8.2%          1.1%
Minority interest dividend ...............         --           --           1.9%
                                                -----        -----         -----
Net income ...............................        2.3%        12.3%          0.4%
                                                =====        =====         =====

Year ended December 31, 2000, compared to the year ended December 31, 1999.

     Total net revenues decreased 34.3%, or $14.7 million, to $28.1 million for the year ended December 31, 2000 compared to $42.8 million for the year ended December 31, 1999. Total net revenues for the year ended December 31, 1999 included net revenues of $16.7 million from CRO operations. The Company sold its domestic CRO operations to SCP Communications, Inc. in December 1999 and closed the Company's international CRO operations during the second half of 1999.

     License revenues increased 18.2% to $5.2 million for the year ended December 31, 2000 from $4.4 million for the year ended December 31, 1999. The increase in license revenues was due primarily to revenue recognized under master software license agreements that included the Company's eResNet product. Technology consulting and training service revenues increased 15.4% to $4.5 million for the year ended December 31, 2000 compared to $3.9 million for the year ended December 31, 1999. The increase in technology consulting and training service revenues was due primarily to additional support revenues from new software installations and increased consulting activity in support of the Company's clients' needs. During 1999, the Company signed a two-year consulting contract with AmericasDoctor.com, Inc. to help it enhance its capabilities to identify and recruit patients for clinical trials. Of the $4.5 million and $3.9 million in technology consulting and training service revenues recognized in 2000 and 1999, respectively, $2.3 million was recognized each year from this contract. This contract expired on December 31, 2000 and no further revenue will be derived under it in 2001 or years thereafter. Software maintenance revenue was $3.8 million for the years ended December 31, 2000 and 1999. Usage service revenues increased 4.3% to $14.6 million for the year ended December 31, 2000 compared to $14.0 million for the year ended December 31, 1999. Usage service revenues in 2000 consisted primarily of revenue from the Company's diagnostic testing services. During 1999, the Company's clinical laboratory operation was included in usage service revenues. Clinical laboratory operations were phased out during the second half of 1999. Clinical laboratory operations net revenues for the year ended December 31, 1999 were $651,000.

     Total cost of revenues decreased 44.9% to $14.0 million, or 49.9% of revenues, for the year ended December 31, 2000 compared to $25.4 million, or 59.3% of revenues, for the year ended December 31, 1999. Total cost of revenues for the year ended December 31, 1999 included cost of revenues of $12.5 million from CRO operations. The Company sold its domestic CRO operations in December 1999 and closed its international CRO operations during the second half of 1999.

     The cost of license revenues increased 126.0% to $721,000, or 13.9% of license revenues, for the year ended December 31, 2000 from $319,000, or 7.3% of license revenues, for the year ended December 31, 1999. The increase in both the cost of licenses and the cost of licenses as a percentage of license revenues was primarily due to increased third party royalties incurred in 2000 based on software revenues. In addition, documentation costs have increased due to requirements associated with new software releases in 2000. The cost of consulting and software maintenance revenues increased 28.9% to $4.9 million for the year ended December 31, 2000 compared to $3.8 million for the year ended December 31, 1999. As a percentage of consulting and software maintenance revenues, the cost of consulting and software maintenance revenues increased to 59.0% of revenues for the year ended December 31, 2000 from 49.4% of revenues for the year ended December 31, 1999. The increase was due primarily to additional personnel, recruiting fees, subcontracting costs and travel and increased facility and depreciation expenses to support the increase in maintenance and consulting revenues and to implement the Company's new business model. The cost of usage services decreased 4.5% to $8.4 million for the year ended December 31, 2000 compared to $8.8 million for the year ended December 31, 1999. The decrease in the cost of usage revenues was primarily due to the cost associated with the Company's clinical laboratory operations, which were included in the Company's cost of usage services during 1999. For the year ended December 31, 1999, cost of services for the clinical laboratory operations were $1.2 million. As a percentage of usage service revenues, cost of usage services decreased to 57.5% for the year ended December 31, 2000 from 62.9% for the year ended December 31, 1999. The decrease in the cost of usage services as a percentage of usage revenues was primarily due to the phase-out of the Company's clinical laboratory operations in 1999.

     Selling and marketing expenses decreased 5.9% to $4.8 million for the year ended December 31, 2000 compared to $5.1 million for the year ended December 31, 1999. The decrease in selling and marketing expenses was due to lower compensation costs resulting from the sale of the Company's domestic CRO operations in December 1999. This decrease was partially offset by increased advertising, promotion, convention and other selling expenses as a result of the eRT's corporate formation and branding program, in addition to increased commission expense resulting from increased software license revenues in the year ended December 31, 2000. As a percentage of net revenues, selling and marketing expenses increased to 16.9% for the year ended December 31, 2000 from 12.0% for the year ended December 31, 1999. This increase is due to reduced revenues as a result of the sale of the Company's domestic CRO operations in December 1999 and the increased spending for brand awareness noted above.

     General and administrative expenses were $6.6 million for the years ended December 31, 2000 and 1999. As a percentage of net revenues, general and administrative expenses increased to 23.5% from 15.3% primarily because a significant portion of these expenses are fixed in nature and revenues decreased in 2000 due to the Company's sale of the domestic CRO operation in December 1999.

     Research and development expenses increased 92.0% to $4.8 million, or 17.2% of net revenues, for the year ended December 31, 2000 compared to $2.5 million, or 5.9% of revenues, for the year ended December 31, 1999. The Company increased its investment in research related activities in 2000 to implement its new business model. This increase was due primarily to increased payroll, subcontracting, training and facility costs.

     The Company recorded a one-time charge for costs incurred in connection with eRT's initial public offering of $782,000 in the quarter ended December 31, 2000. In March 2001, eRT withdrew the registration statement.

     In December 1999, the Company sold its domestic CRO operations to SCP Communications, Inc. The Company recognized the consideration which was not subject to contingencies and reported a pre-tax gain of $4.9 million on the transaction in 1999. In connection with the settlement of certain earnouts, the Company recorded an additional pre-tax gain of $2.1 million in 2000.

     Other income, net, consisted primarily of interest income. Other income increased 144.9% to $1.8 million for the year ended December 31, 2000 compared to $735,000 for the year ended December 31, 1999. The primary reason for the increase was due to a higher cash balance during the year resulting from the $9.5 million investment in eRT preferred stock in March 2000 and the receipt of the $8 million note from the sale of the CRO operations in January 2000.

     The Company's effective tax rate was 33.4% for the year December 31, 2000 compared to 40.0% for the year ended December 31, 1999. The 2000 tax rate reflects increased pre-tax income earned in the Company's UK subsidiary in 2000, which is taxed at a lower rate than income earned in the United States and increased interest income in 2000 that is not taxable for federal income tax purposes. These items were partially offset by a valuation allowance recorded during 2000 for the state net operating loss carryforwards available as of December 31, 2000.

Year ended December 31, 1999, compared to the year ended December 31, 1998

     Total net revenues increased 34.6% or $11.0 million to $42.8 million in 1999 compared to $31.8 million in 1998.

     License revenues declined 13.7% to $4.4 million in 1999 from $5.1 million in 1998. During 1999, the Company sold fewer software licenses as the Company focused its marketing efforts on larger, enterprise-wide software sales, which have a longer sales cycle. Technology consulting and training service revenues increased 6.7% to $1.6 million in 1999 compared to $1.5 million for the same period in 1998. In addition, during 1999, the Company signed a two-year consulting contract with AmericasDoctor.com, Inc. to help it enhance its capabilities to identify and recruit patients for clinical trials. The Company recognized $2.3 million of consulting revenues from this contract during 1999. Software maintenance revenue increased 15.2% to $3.8 million in 1999, compared to $3.3 million in 1998. The increase was due to a larger installed base of software licenses in 1999 compared to 1998. Usage service revenues increased 42.9% to $14.0 million in 1999 from $9.8 million in 1998. Usage service revenues consisted primarily of revenues from electrocardiogram services. This increase was due primarily to increased contract signings during 1999 and the associated increase in the number of procedures performed.

     Clinical research services revenues increased 38.0% to $16.7 million in 1999 from $12.1 million in 1998. This increase was primarily due to the increased volume of services under existing contracts and new contracts signed in 1999.

     Total cost of revenues increased 28.3% to $25.4 million in 1999, compared to $19.8 million in 1998. As a percentage of net revenues, total cost of revenues declined from 62.1% in 1998 to 59.3% in 1999.

     The cost of license revenues increased 131.2% to $319,000 in 1999, or 7.3% of license revenues, from $138,000 in 1998, or 2.7% of license revenues. The increase was primarily due to a 5% royalty arrangement with a third party on sales of two software products that first became payable during 1999. The cost of consulting and software maintenance services increased 26.7% to $3.8 million in 1999, or 49.4% of such revenues, from $3.0 million, or 62.5% of such revenues in 1998. This increase was primarily due to additional personnel, travel and other direct costs to support the increase in maintenance and consulting revenues in addition to increased facility and depreciation expenses. The decrease in the cost of consulting and software maintenance services as a percentage of revenues was primarily a result of the $2.3 million of revenues recognized in 1999 associated with the AmericasDoctor.com, Inc. contract which generated higher margins due to the fixed nature of certain costs. The cost of usage services increased 44.3% to $8.8 million, or 62.9% of such revenues, in 1999 from $6.1 million, or 62.2% of such revenues, in 1998. The increase was primarily due to additional personnel, subcontracted electrocardiogram interpretation fees and shipping costs related to the increase in electrocardiogram services revenues.

     The cost of CRO operations increased 19.0% to $12.5 million in 1999 from $10.5 million in 1998, primarily due to additional personnel and direct costs to support clinical research net revenue growth. As a percentage of CRO operations net revenues, cost of CRO operations decreased to 74.9% in 1999 from 86.8% in 1998. The percentage decrease is due to a significant portion of the costs being fixed in nature and revenues increasing 38.0% in 1999.

     Selling and marketing expenses increased 34.2% to $5.1 million, or 12.0% of net revenues, in 1999 from $3.8 million, or 11.8% of revenues, in 1998. The increase was due primarily to increased compensation expense due to additional personnel, commissions paid under new marketing assistance agreements and increased direct selling expenses related to the overall increase in the Company's revenues during 1999.

     General and administrative expenses increased 32.0% to $6.6 million, or 15.3% of net revenues, in 1999 from $5.0 million, or 15.6% of revenues, in 1998. The dollar increase was due primarily to increased compensation expense resulting from salary increases and additional personnel, increased professional fees and a $399,000 provision for bad debts. The bad debt provision was due to uncollectible accounts primarily in the Company's Clinical Operations segment. In particular, the Company increased its reserve for bad debts relating to receivables of the domestic CRO operations, which were sold in December 1999, and receivables of the international CRO operations, which were closed during the last half of 1999.

     Research and development expenses declined 19.4% to $2.5 million, or 5.9% of net revenues, in 1999 from $3.1 million, or 9.9% of revenues, in 1998. The decline was due primarily to a decrease in 1999 in the use of third party product development consultants.

     Other income, net, consisted primarily of interest income. Other income decreased 26.5% to $735,000 for the year ended December 31, 1999 compared to $1.0 million for the year ended December 31, 1998. The primary reason for the decrease was due to a lower cash balance through the first half of 1999.

     In December 1999, the Company sold its domestic CRO operations to SCP Communications, Inc. The asset purchase transaction provided for consideration up to $18 million, subject to adjustments and earnouts. The Company recognized the consideration which was not subject to contingencies and reported a $4.9 million pre-tax gain on the transaction in 1999.

     The Company had an income tax provision of $3.5 million for the year ended December 31, 1999 compared to a tax provision of $480,000 for the year ended December 31, 1998. The Company's effective income tax rate was 40.0% for the years ended December 31, 1999 and 1998.

Liquidity and Capital Resources

     In February 1997, the Company completed its initial public offering, which resulted in net proceeds from the offering of $34.2 million.

     For the year ended December 31, 2000, the Company used cash in operating activities of $2.4 million compared to cash provided by operations of $9.0 million during the year ended December 31, 1999. The decrease in operating cash was primarily the result of reduced net income and increased working capital needs in 2000.

     During the year ended December 31, 2000, the Company purchased $3.2 million of property and equipment compared to $2.3 million purchased in 1999. The increase is due to a higher level of spending on infrastructure during 2000 to accommodate future business needs, anticipated growth and capital expenditures related to the Company's increased headcount.

     In December 1999, the Company made an additional investment of $1.5 million in AmericasDoctor.com, Inc. under the terms of a convertible bridge note bearing interest of 5.73% which was converted to equity in 2000. In addition, during 1999, the Company entered into an agreement with Winthrop Stewart Associates, Inc. (WSA) to invest up to $300,000 under the terms of a convertible note bearing interest at the prime rate on the date of each investment. The Company invested $100,000 and $200,000 in WSA under the terms of the agreement in 1999 and 2000, respectively. The amount invested in WSA was reserved for during the year ended December 31, 2000 due to the uncertainty of the notes' realizability.

     In March 2000, the Company invested $5.8 million for a 10% equity ownership in Medical Advisory Systems (MAS), a publicly traded company. Concurrently, the Company's eRT subsidiary finalized a five-year sales, services and marketing agreement with MAS. Under this agreement, MAS will provide several services to assist eRT in deploying its suite of integrated proprietary clinical research software available to the pharmaceutical, medical device and biotechnology industries as well as to clinical research organizations. The Company recognized license fee revenues associated with this agreement of approximately $800,000 during 2000, which were included in the Company's consolidated license revenues for the year.

     In March 2000, eRT sold 95,000 shares of its convertible preferred stock to Communicade, Inc. and agreed to issue a warrant to purchase 2.5% of eRT's outstanding common stock for total gross proceeds of $9.5 million. The preferred stock would have automatically converted into common stock upon consummation of the the eRT initial public offering. In March 2000, eRT issued a warrant to purchase common stock to Scirex Corporation. The warrant entitles Scirex to purchase the number of common shares equal to $1.0 million divided by eRT's initial public offering price per share, at an exercise price per share equal to eRT's initial public offering price per share. On March 1, 2001, eRT withdrew the registration statement associated with its initial public offering and the Company repurchased the eRT convertible preferred stock sold to Communicade, Inc. for the original purchase price of $9.5 million plus $639,000 in accrued dividends. The agreement to issue a warrant to Communicade, Inc. and the warrant issued to Scirex Corporation remain outstanding.

     In 2000, eRT made an investment in INNX, Inc. (INNX) of $150,000 for 2,706 shares of Series A preferred stock. At its option, eRT may convert each share of preferred stock into ten shares of INNX common stock. Each share will automatically be converted into shares of common stock upon the earlier of: (i) a vote of two-thirds of the preferred stockholders requesting such conversion or
(ii) an INNX initial public offering at a price per share not less than $3.00 and an aggregate offering price of not less than $15,000,000. eRT may redeem some or all of the preferred stock three years after its date of issuance at a sum equal to 150% of the purchase price paid for each share of preferred stock, which was $55.43 per share.

     In February 2001, the Board of Directors authorized a stock buy-back program of up to 500,000 shares of the Company's common stock. The share purchase authorization allows the Company to make purchases from time to time on the open market at prevailing prices or in privately negotiated transactions. Company management will make the purchase decisions based upon market conditions and other considerations. As of March 14, 2001, no purchases were made under this program. In July 1998, the Board of Directors authorized a similar buy-back program of up to 500,000 shares of its common stock. Under this program, the Company used $2,711,000 to repurchase 499,800 shares at an average price of $5.42 per share, making its last purchase of 322,000 shares in August 1999 at a price of $6 per share.

     During the year ended December 31, 2000, the Company received $388,000 in cash from the exercise of 80,535 stock options at exercise prices per option of between $2.27 and $13.13.

     The Company has a line of credit arrangement with First Union National Bank totaling $3.0 million. At December 31, 2000, the Company had no outstanding borrowings under the line.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary financial market risks include fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

     The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with fixed rates and maturities of less than one year. The Company actively manages its portfolio of cash equivalents and marketable securities but in order to ensure liquidity will only invest in instruments with high credit quality where a secondary market exists. The Company has not and does not hold any derivatives related to its interest rate exposure. Due to the average maturity and conservative nature of the Company's investment portfolio, a sudden change in interest rates would not have a material effect of the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for the year ended December 31, 2000 would have decreased by less than $250,000. This estimate assumes that the decrease occurred on the first day of 2000 and reduced the yield of each investment by 100 basis points. The impact on the Company's future interest income of future changes in investment yields will depend largely on the gross amount of the Company's cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources".

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

     The introduction of the Euro as a common currency for members of the European Monetary Union took place in January 1999. To date, the introduction of the Euro has had no impact on the Company's operations in the UK, as all net revenues have been billed in US dollars or pounds sterling.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is set forth on Pages F-1 through F-20.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Directors of the Company is incorporated by reference from the "Election of Directors" section of the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders (the "Proxy Statement"). For information concerning the executive officers of the Company, see "Executive Officers of Registrant" in Part 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     "Executive Compensation" in the Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Certain Relationships and Related Party Transactions" in the Proxy Statement is incorporated herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)

     1. The financial statements of the Company filed as a part of this Report are listed on the attached Index to Consolidated Financial Statements and Schedule at [F-1]

     2. The Schedules to the financial statements of the Company filed as a part of this Report are listed in the attached Index to Consolidated Financial Statements and Schedule at [F-1]

     3. Exhibits.

        3.1        Amended and Restated Certificate of Incorporation.(6)

      3.1.1        Certificate of Amendment to Restated Certificate of Incorporation.(10)

        3.2        Bylaws.(2)

        3.3        Amendment to Bylaws.(6)

        4.1        Form of Stock Certificate.(2)

       10.3        Stock Option Agreement -- Jerry Lee.(2)(4)

       10.4        Stock Option Agreement -- Arthur Hayes.(2)(4)

       10.6        Amended and Restated 1993 Stock Option Plan.(2)(4)

       10.7        1996 Stock Option Plan.(2)(4)

       10.10       Tax Sharing Agreement with UM Holdings, Ltd.(2)

       10.12       Revolving Credit Agreement with First Union National Bank.(2)

       10.13       Promissory Note to First Union National Bank.(2)

       10.15       Restated Stock Option Agreement to Jerry Lee.(2)(4)

       10.16       Restated Option Agreement to Arthur Hayes.(2)(4)

       10.17       Tax Indemnity Agreement with UM Holdings, Ltd.(2)

       10.21       Common Stock Purchase Agreement among AmericasDoctor.com, Inc., Medical Advisory
                   Systems, Inc. and Premier Research Worldwide.(6)

10.22        Support and Service Agreement between AmericasDoctor.com, Inc. and Premier Research
             Worldwide.(6)

10.23        Sublease Agreement between Premier Research Worldwide and Raytheon Engineers & Con-
             structors, Inc.(6)

10.24        Consulting Agreement between AmericasDoctor.com, Inc. and Premier Research Worldwide.
             (7)

10.25 Registration Rights Agreement dated August 27, 1999. Incorporated by reference to Exhibit 10.1, filed in connection with the Company's Form 8-K dated August 27, 1999.

10.26 Put Option Agreement dated August 27, 1999. Incorporated by reference to Exhibit 10.1, filed in connection with the Company's
             Form 8-K dated August 27, 1999.

10.27        Employment Agreement with Joel Morganroth, M.D.(4)(8)

10.28        Management Consulting Agreement with Joel Morganroth, M.D.(8)

10.29        Employment Agreement with Joseph Esposito.(4)(8)

10.31        Amendment No. 1 to Premier Research Worldwide 1996 Stock Option Plan (Incorporated by
             reference to Exhibit 4.2 to the Registration Statement on Form S-8, File No. 333-80121).(4)

10.32        Asset Purchase Agreement dated December 31, 1999 between Premier Research Worldwide,
             Ltd. and SCP Communications, Inc. Incorporated by reference to Exhibit 10.1, filed in con-
             nection with the Company's Form 8-K dated December 31, 1999.

10.33        Management Consulting Agreement effective as of January 1, 2000 between Joel Morgan-
             roth, M.D., P.C. and eResearchTechnology.(4)(9)

10.34        Management Employment Agreement effective January 1, 2000 between Joseph A. Esposito and eResearchTechnology.(4)(10)

10.35        Management Employment Agreement effective January 27, 2000 between Bruce Johnson and
             eResearchTechnology.(4)(10)

10.36        Management Employment Agreement effective January 1, 2000 between Vincent Renz and
             eResearchTechnology.(4)(10)

10.37        Management Employment Agreement effective January 1, 2000 between Robert Brown and
             eResearchTechnology.(4)(10)

10.38        Voting Agreement dated as of March 24, 2000 between PRWW, Ltd. and eResearchTechnol-
             ogy.(10)

10.39        Tax Sharing Agreement effective as of January 1, 2000 between PRWW, Ltd. and
             eResearchTechnology, Ltd.(10)

10.40        Services and Support Agreement effective as of January 1, 2000 between PRWW, Ltd. and
             eResearchTechnology, Ltd.(10)

10.41        Series A Preferred Stock Purchase Agreement dated as of March 24, 2000 among
             eResearchTechnology, Inc., PRWW, Ltd. and Communicade Inc.(10)

10.42        Investor Rights Agreement dated as of March 24, 2000 between eResearchTechnology,
             PRWW, Ltd. and Communicade Inc.(10)

10.43        Put Option Agreement dated March 24, 2000 between PRWW, Ltd. and Communicade
             Inc.(10)

10.44        Form of Warrant to be issued by eResearchTechnology in favor of Communicade Inc.(10)

10.45        Warrant dated March 27, 2000 issued by eResearchTechnology in favor of Scirex Corpora-
             tion.(10)

10.46        Stock Purchase Agreement dated March 8, 2000 between PRWW, Ltd. and Medical Advisory
             Systems, Inc.(10)

10.47        Amendment to Management Agreement dated September 7, 1999 between PRWW, Ltd. and
             Joel Morganroth, MD.(4)(10)

10.48        Management Employment Agreement effective as of January 1, 2000 between Robert Brown and eResearchTechnology, as amended.(4)(11)

10.49        Services and Support Agreement effective as of January 1, 2000 between the Company and
             eResearchTechnology, as amended by Supplement to Services and Support Agreement dated April 17,
             2000.(11)

10.50        eResearchTechnology 2000 Stock Option Plan.(4)(11)

10.51        Management Employment Agreement effective as of July 5, 2000 between Jeffrey Litwin,
             M.D. and eResearchTechnology, as amended.(4)(11)

10.52        Lease Agreement dated August 18, 2000 between Advance/GLD 2 L.L.C. and
             eResearchTechnology, Inc.(12)

10.53        Employment Termination Agreement with Joel Morganroth, M.D. (filed herewith).(4)

10.54        Management Consulting Agreement with Joel Morganroth, M.D., P.C. (filed herewith).(4)

10.55        Promissory Note to First Union National Bank (filed herewith).

21.1         Subsidiaries of the Registrant (filed herewith).

23.1         Consent of Arthur Andersen LLP (filed herewith).

27           Financial Data Schedule.

------------
 (1) Incorporated by reference to the exhibit with the same number, filed in connection with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 1997.

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

 (9) Incorporated by reference to the exhibit with the same number filed in connection with the Company's Form 10-K on March 30, 2000.

(10) Incorporated by reference to the exhibit with the same number filed in connection with the Company's Form 10-Q on May 15, 2000

(11) Incorporated by reference to the exhibit with the same number filed in connection with the Company's Form 10-Q on August 14, 2000

(12) Incorporated by reference to the exhibit filed in connection with the Company's Form 10-Q on November 13, 2000

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of March 2001.

                                              PRWW, Ltd.

                                              By: /s/ Joel Morganroth
                                                 ------------------
                                                 Joel Morganroth,
                                                 Chairman, Chief Scientist

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                             Title                            Date
          ---------                             -----                            ----
/s/ Joel Morganroth            Chairman and Chief Scientist                   March 19, 2001
----------------------------
Joel Morganroth, M.D.

/s/ Joseph Esposito            President and Chief Executive Officer,         March 19, 2001
----------------------------   Director (Principal executive officer)
Joseph Esposito

/s/ Bruce Johnson              Vice President and Chief Financial Officer     March 19, 2001
----------------------------   (Principal financial and accounting officer)
Bruce Johnson

/s/ Howard D. Ross             Director                                       March 19, 2001
----------------------------
Howard D. Ross

/s/ Sheldon M. Bonovitz        Director                                       March 19, 2001
----------------------------
Sheldon M. Bonovitz

/s/ Arthur Hull Hayes, Jr.     Director                                       March 19, 2001
----------------------------
Arthur Hull Hayes, Jr., M.D.

/s/ John M. Ryan               Director                                       March 19, 2001
----------------------------
John M. Ryan

/s/ James C. Gale              Director                                       March 19, 2001
----------------------------
James C. Gale

/s/ Jerry D. Lee               Director                                       March 19, 2001
----------------------------
Jerry D. Lee

                          PRWW, LTD. AND SUBSIDIARIES


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



Report of Independent Public Accountants ................    F-2

Consolidated Balance Sheets .............................    F-3

Consolidated Statements of Operations ...................    F-4

Consolidated Statements of Stockholders' Equity .........    F-5

Consolidated Statements of Cash Flows ...................    F-6

Notes to Consolidated Financial Statements ..............    F-7

Consolidated Financial Statement Schedule:

   II. Valuation and Qualifying Accounts ................   F-20

                   Report of Independent Public Accountants


To PRWW, Ltd.:


     We have audited the accompanying consolidated balance sheets of PRWW, Ltd. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PRWW, Ltd. and subsidiaries, as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          /s/ Arthur Andersen LLP



Philadelphia, Pennsylvania
March 1, 2001

                           PRWW, Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                                              December 31,
                                                                    ---------------------------------
                                                                          1999              2000
                                                                    ---------------   ---------------
Assets
Current Assets:
 Cash and cash equivalents ......................................    $ 16,765,000      $ 21,910,000
 Short-term investments .........................................       4,300,000         5,747,000
 Marketable securities ..........................................              --         2,372,000
 Accounts receivable, net .......................................       4,537,000         6,811,000
 Note receivable ................................................       8,000,000                --
 Prepaid expenses and other .....................................       1,177,000         3,710,000
 Deferred income taxes ..........................................         322,000           433,000
                                                                     ------------      ------------
   Total current assets .........................................      35,101,000        40,983,000
Property and equipment, net .....................................       2,705,000         4,429,000
Goodwill, net ...................................................       1,844,000         1,528,000
Investments in non-marketable securities ........................       2,600,000         2,450,000
Other assets ....................................................          48,000           405,000
Deferred income taxes ...........................................       2,914,000         4,169,000
                                                                     ------------      ------------
                                                                     $ 45,212,000      $ 53,964,000
                                                                     ============      ============
Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable ...............................................    $  1,761,000      $  1,745,000
 Accrued expenses ...............................................       3,322,000         3,843,000
 Income taxes payable ...........................................       2,348,000         1,209,000
 Deferred revenues ..............................................       2,404,000         3,497,000
                                                                     ------------      ------------
   Total current liabilities ....................................       9,835,000        10,294,000

Minority interest in subsidiary .................................              --         9,500,000
Commitments and contingencies (Note 9) ..........................
Stockholders' equity:
 Preferred stock - $10 par value, 500,000 shares authorized, none
   issued and outstanding .......................................              --                --
 Common stock - $.01 par value, 15,000,000 shares authorized,
   7,390,152 and 7,470,687 shares issued ........................          74,000            75,000
 Additional paid-in capital .....................................      38,147,000        38,861,000
 Unrealized loss on marketable securities, net of tax ...........              --        (2,042,000)
 Treasury stock, 499,800 shares at cost .........................      (2,711,000)       (2,711,000)
 Accumulated deficit ............................................        (133,000)          (13,000)
                                                                     ------------      ------------
   Total stockholders' equity ...................................      35,377,000        34,170,000
                                                                     ------------      ------------
                                                                     $ 45,212,000      $ 53,964,000
                                                                     ============      ============

        The accompanying notes are an integral part of these statements.

                           PRWW, Ltd. and Subsidiaries
                      Consolidated Statements of Operations

                                                                  Year Ended December 31,
                                                    ----------------------------------------------------
                                                          1998               1999              2000
                                                    ----------------   ----------------   --------------
Net revenues:
 Licenses .......................................     $  5,142,000       $  4,381,000      $  5,189,000
 Services .......................................       14,611,000         21,694,000        22,878,000
 CRO operations .................................       12,054,000         16,710,000                --
                                                      ------------       ------------      ------------
Total net revenues ..............................       31,807,000         42,785,000        28,067,000
                                                      ------------       ------------      ------------
Cost of revenues:
 Cost of licenses ...............................          138,000            319,000           721,000
 Cost of services ...............................        9,131,000         12,578,000        13,296,000
 Cost of CRO operations .........................       10,488,000         12,512,000                --
                                                      ------------       ------------      ------------
Total cost of revenues ..........................       19,757,000         25,409,000        14,017,000
                                                      ------------       ------------      ------------
Gross margin ....................................       12,050,000         17,376,000        14,050,000
                                                      ------------       ------------      ------------
Operating expenses:
 Selling and marketing ..........................        3,764,000          5,124,000         4,754,000
 General and administrative .....................        4,966,000          6,565,000         6,593,000
 Research and development .......................        3,131,000          2,472,000         4,840,000
 Write-off of registration costs ................               --                 --           782,000
                                                      ------------       ------------      ------------
Total operating expenses ........................       11,861,000         14,161,000        16,969,000
                                                      ------------       ------------      ------------
Operating income (loss) .........................          189,000          3,215,000        (2,919,000)
Other income, net ...............................        1,012,000            735,000         1,770,000
Gain on sale of domestic CRO operations .........               --          4,850,000         2,114,000
                                                      ------------       ------------      ------------
Income before income taxes ......................        1,201,000          8,800,000           965,000
Income tax provision ............................          480,000          3,520,000           322,000
Minority interest dividend ......................               --                 --           523,000
                                                      ------------       ------------      ------------
Net income ......................................     $    721,000       $  5,280,000      $    120,000
                                                      ============       ============      ============
Basic net income per share ......................     $       0.10       $       0.75      $       0.02
Diluted net income per share ....................     $       0.10       $       0.74      $       0.02
Shares used to calculate basic net
 income per share ...............................        7,102,000          7,007,000         6,956,000
Shares used to calculate diluted net
 income per share ...............................        7,204,000          7,115,000         7,141,000

        The accompanying notes are an integral part of these statements.

                           PRWW, Ltd. and Subsidiaries
                Consolidated Statements of Stockholders' Equity

                                         Common Stock          Additional
                                   ------------------------      Paid-in
                                      Shares       Amount        Capital
                                   -----------  -----------  ---------------
Balance, December 31, 1997 ......   6,938,400    $ 69,000     $ 36,430,000
 Net income .....................          --          --               --
 Deemed distribution for
  income taxes ..................          --          --               --
 Purchase of treasury stock .....          --          --               --
 Exercise of stock options ......     279,120       3,000          631,000
                                    ---------    --------     ------------
Balance, December 31, 1998 ......   7,217,520      72,000       37,061,000
 Net income .....................          --          --               --
 Purchase of treasury stock .....          --          --               --
 Tax benefit from exercise of
  non-qualified stock options              --          --          644,000
 Issuance of common stock
  options to non-employee .......          --          --           30,000
 Exercise of stock options ......     172,632       2,000          412,000
                                    ---------    --------     ------------
Balance, December 31, 1999 ......   7,390,152      74,000       38,147,000
 Comprehensive income
  Net income ....................
  Unrealized loss on
   marketable securities, net
   of tax .......................
   Total comprehensive
   income .......................
 Tax benefit from exercise of
  non-qualified stock options              --          --          237,000
 Issuance of common stock
  options to non-employees ......          --          --           90,000
 Exercise of stock options ......      80,535       1,000          387,000
                                    ---------    --------     ------------
Balance, December 31, 2000 ......   7,470,687    $ 75,000     $ 38,861,000
                                    =========    ========     ============

                                       Unrealized
                                        Loss on
                                       Marketable          Treasury         Accumulated
                                       Securities           Stock             Deficit            Total
                                   -----------------  -----------------  -----------------  ---------------
Balance, December 31, 1997 ......    $          --      $          --      $  (6,032,000)    $ 30,467,000
 Net income .....................               --                 --            721,000          721,000
 Deemed distribution for
  income taxes ..................               --                 --           (102,000)        (102,000)
 Purchase of treasury stock .....               --           (779,000)                --         (779,000)
 Exercise of stock options ......               --                 --                 --          634,000
                                     -------------      -------------      -------------     ------------
Balance, December 31, 1998 ......               --           (779,000)        (5,413,000)      30,941,000
 Net income .....................               --                 --          5,280,000        5,280,000
 Purchase of treasury stock .....               --         (1,932,000)                --       (1,932,000)
 Tax benefit from exercise of
  non-qualified stock options                   --                 --                 --          644,000
 Issuance of common stock
  options to non-employee .......               --                 --                 --           30,000
 Exercise of stock options ......               --                 --                 --          414,000
                                     -------------      -------------      -------------     ------------
Balance, December 31, 1999 ......               --         (2,711,000)          (133,000)      35,377,000
 Comprehensive income
  Net income ....................               --                               120,000          120,000
  Unrealized loss on
   marketable securities, net
   of tax .......................       (2,042,000)                                   --       (2,042,000)
                                     -------------                         -------------     ------------
   Total comprehensive
   income .......................       (2,042,000)                              120,000       (1,922,000)
 Tax benefit from exercise of
  non-qualified stock options                   --                 --                 --          237,000
 Issuance of common stock
  options to non-employees ......               --                 --                 --           90,000
 Exercise of stock options ......               --                 --                 --          388,000
                                     -------------      -------------      -------------     ------------
Balance, December 31, 2000 ......    $  (2,042,000)     $  (2,711,000)     $     (13,000)    $ 34,170,000
                                     =============      =============      =============     ============

        The accompanying notes are an integral part of these statements.

                           PRWW, Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                              Year Ended December 31,
                                                                ---------------------------------------------------
                                                                      1998              1999              2000
                                                                ---------------   ---------------   ---------------
Operating activities:
 Net income .................................................    $    721,000      $  5,280,000      $    120,000
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities--
    Gain on sale of the domestic CRO operations .............              --        (4,850,000)       (2,114,000)
    Depreciation and amortization ...........................       1,606,000         2,167,000         1,762,000
    Provision for losses on accounts receivable .............              --           399,000           448,000
    Provision for impairment of non-marketable
      securities ............................................              --                --           300,000
    Issuance of stock options to non-employees ..............              --            30,000            90,000
    Accrued minority interest dividend ......................              --                --           523,000
    Deferred income taxes ...................................         411,000         1,198,000           593,000
    Loss on sales of property and equipment .................              --            20,000                --
    Changes in operating assets and liabilities,
      excluding effects of business disposition:
       Accounts receivable ..................................      (5,254,000)        1,320,000        (2,472,000)
       Prepaid expenses and other ...........................      (1,231,000)          999,000        (1,037,000)
       Accounts payable .....................................         774,000          (550,000)          (16,000)
       Accrued expenses .....................................          11,000         2,128,000          (600,000)
       Income taxes payable .................................         (22,000)        2,291,000        (1,139,000)
       Deferred revenues ....................................       2,208,000        (1,470,000)        1,093,000
                                                                 ------------      ------------      ------------
         Net cash provided by (used in) operating
          activities ........................................        (776,000)        8,962,000        (2,449,000)
                                                                 ------------      ------------      ------------
Investing activities:
 Purchases of property and equipment ........................      (3,352,000)       (2,317,000)       (3,170,000)
 Proceeds from sales of property and equipment ..............              --            73,000                --
 Net (purchases) sales of short-term investments ............      11,416,000         1,368,000        (1,447,000)
 Purchase of marketable securities ..........................              --                --        (5,775,000)
 Net proceeds from sale of the domestic CRO
   operations ...............................................              --         1,000,000         8,248,000
 Deemed distribution from non-marketable securities .........              --                --           200,000
 Purchases of non-marketable securities .....................      (1,000,000)       (1,625,000)         (350,000)
                                                                 ------------      ------------      ------------
         Net cash provided by (used in) investing
          activities ........................................       7,064,000        (1,501,000)       (2,294,000)
                                                                 ------------      ------------      ------------
Financing activities:
 Net proceeds from the issuance of redeemable
   convertible preferred stock in subsidiary ................              --                --         9,500,000
 Net proceeds from exercise of stock options ................         634,000           414,000           388,000
 Repurchase of common stock for treasury ....................        (779,000)       (1,932,000)               --
                                                                 ------------      ------------      ------------
         Net cash provided by (used in) financing
          activities ........................................        (145,000)       (1,518,000)        9,888,000
                                                                 ------------      ------------      ------------
Net increase in cash and cash equivalents ...................       6,143,000         5,943,000         5,145,000
Cash and cash equivalents, beginning of year ................       4,679,000        10,822,000        16,765,000
                                                                 ------------      ------------      ------------
Cash and cash equivalents, end of year ......................    $ 10,822,000      $ 16,765,000      $ 21,910,000
                                                                 ============      ============      ============

        The accompanying notes are an integral part of these statements.

                  Notes To Consolidated Financial Statements

1. Background and Summary of Significant Accounting Policies:

Background

     PRWW, Ltd. (the "Company"), a Delaware corporation, through its wholly owned subsidiary, eResearchTechnology, Inc. (eRT), is a business-to-business provider of technology-based products and services used to manage clinical trials and collect, analyze and report clinical data. The Company also provides centralized collection and interpretation of electrocardiograms. The Company offers its products and services to its customers in the pharmaceutical, biotechnology and medical device industries and to clinical research organizations ("CRO") serving those industries.

     The Company's products and services have been provided, both in the United States and internationally, through two business segments: Clinical Operations and Technology Operations (see Note 10). Clinical Operations include centralized diagnostic services, which consist primarily of electrocardiogram services, and CRO operations, which consist primarily of clinical trial and data management services. The Company closed its international CRO operation during the second half of 1999 and sold its domestic CRO operation in December 1999. The Company's Phase I clinical research unit was closed in the first quarter of 1998. Technology Operations include the development, marketing and support of clinical trial and data management software and consulting services.

     eRT was incorporated in December 1999 as a wholly owned subsidiary of the Company. Effective January 1, 2000, the Company contributed its technology and operating businesses to eRT in exchange for all of its issued and outstanding capital stock. eRT has a wholly owned operating subsidiary in the United Kingdom
(UK).

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues

     The Company's software revenues relate primarily to the sales of perpetual licenses to end-users. Software arrangements with customers often include multiple elements, including product licenses, maintenance and/or other services. The Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence. This objective evidence of fair value is specific to the Company and consists either of prices derived from sales of elements when they are sold separately, such as the stated renewal rate for maintenance or the price established by management for the sale of the elements in the ordinary course of business. Revenues from software licenses are recognized when a formal signed agreement exists, delivery of the software has occurred, collectibility is probable and the license fee is fixed or determinable. Revenues from software maintenance and support contracts are recognized on a straight-line basis over the term of the contract, typically 12 months. Revenues from training and consulting services are recognized as services are performed. Revenues from usage-based services for which the Company charges a contracted fee-for-service and clinical research services are generally recorded when services are rendered. Usage services consist primarily of the centralized collection and interpretation of electrocardiograms. The Company often receives non-refundable deposits from its customers related to usage services and clinical research services that are recorded as deferred revenues in the accompanying consolidated balance sheets. CRO operations net revenues for the year ended December 31, 1998 include a $750,000 nonrefundable deposit and termination fee under a contract that was cancelled before completion.

Warranty

     The Company does not offer its customers a general right of return. Software license agreements generally provide for a 30-day warranty period for defects. The Company's policy is to estimate the amount of future warranty costs at the date revenue is recognized and to accrue that amount as a liability. To date, warranty costs have been nominal and no amount has been accrued as of December 31, 1999 or 2000.

Cash and Cash Equivalents

     The Company considers cash on deposit with financial institutions and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds, municipal securities and bonds of government sponsored agencies.

Short-Term Investments

     At December 31, 2000, short-term investments consisted of commercial bonds and paper, municipal securities, certificates of deposit and bonds of government sponsored agencies with maturities of less than one year. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The Company has classified all of its short-term investments at December 31, 2000 as available-for-sale and at December 31, 1999 and 2000, unrealized gains and losses were immaterial. Realized gains and losses during 1998, 1999 and 2000 were immaterial. For the purpose of determining realized gains and losses, the costs of the securities sold is based upon specific identification.

Marketable Securities

     At December 31, 2000, marketable securities consisted of an investment in the common stock of Medical Advisory Systems (MAS), a publicly traded company. Pursuant to SFAS No. 115, available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

     In March 2000, the Company made an investment of $5.8 million for a 10% equity ownership in MAS. Concurrently, the Company's eRT subsidiary finalized a five-year sales, services and marketing agreement with MAS. Under this agreement, MAS will provide several services to assist eRT in deploying its suite of integrated proprietary clinical research software available to the pharmaceutical, medical device and biotechnology industries as well as to clinical research organizations. The Company recognized license fee revenues associated with this agreement of approximately $800,000 during 2000, which were included in the Company's consolidated license revenues for the year. The Company has classified its investment in MAS as available-for-sale and, at December 31, 2000, has recorded an unrealized loss of $2,042,000, net of tax, as a separate component of stockholders' equity.

Investments in Non-Marketable Securities

     In July 1998, the Company paid $1.0 million for a minority equity position in AmericasDoctor.com, Inc., an Internet company that provides physician referrals and healthcare events on America Online's Health web page. This investment is accounted for under the cost method. In 1999, in connection with the merger of AmericasDoctor.com, Inc. with Affiliated Research Centers, Inc. ("Affiliated Research"), the Company invested an additional $1.5 million in AmericasDoctor.com, Inc. During 2000, the carrying value of the Company's investment was reduced by $200,000 as the result of proceeds received to buy out the Company's exclusive right to patient data under the original investment agreement. The Company believes that the cost of its aggregate investment of $2,300,000 is realizable at December 31, 2000.

     In 1999, the Company entered into a two-year, $4.6 million consulting contract with AmericasDoctor.com, Inc. Under the terms of the contract, the Company provides consulting services to enhance AmericasDoctor.com, Inc.'s ability to effectively support patient identification, recruitment and referral to clinical investigational sites for both the Company and other companies in the pharmaceutical, biotechnology and medical device industries. During each of the years ended December 31, 1999 and 2000, the Company recognized net revenues of $2.3 million under this consulting agreement.

     In 1999, the Company entered into an agreement with Winthrop Stewart Associates, Inc. (WSA) to invest up to $300,000 under the terms of a convertible note bearing interest at the prime rate on the date of each investment. The investment was to fund the development and integration of WSA's software into the Company's software products. During 1999 and early 2000, the Company invested $100,000 and $200,000, respectively, in WSA. The amount invested in WSA was reserved for during the quarter ended September 30, 2000 due to the uncertainty of the notes' realizability.

     In 2000, eRT made an investment in INNX, Inc. (INNX) of $150,000 for 2,706 shares of Series A preferred stock. At its option, eRT may convert each share of preferred stock into ten shares of INNX common stock. Each share will automatically be converted into shares of common stock upon the earlier of: (i) a vote of two-thirds of the preferred stockholders requesting such conversion or
(ii) an INNX initial public offering at a price per share not less than $3.00 and an aggregate offering price of not less than $15,000,000. eRT may redeem some or all of the preferred stock three years after its date of issuance at a sum equal to 150% of the purchase price paid for each share of preferred stock, which was $55.43 per share. The Company believes that the cost of its investment of $150,000 is realizable at December 31, 2000.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Gains or losses on the disposition of property and equipment are included in operations. Depreciation expense was $1,228,000, $1,851,000 and $1,446,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

Goodwill

     Goodwill is amortized using the straight-line method over eight years and is net of accumulated amortization of $1,020,000 and $1,336,000 as of December 31, 1999 and 2000, respectively. The related amortization expense was $378,000, $316,000, and $316,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

Long-lived Assets

     The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance of long-lived assets may not be recoverable. If factors indicate that long-lived assets should be evaluated for possible impairment, the Company would use an estimate of the related undiscounted cash flows in measuring whether long-lived assets should be written down to their fair value, in accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ". Management believes that there has been no impairment of long-lived assets as of December 31, 2000.

Accrued Expenses

     Included in accrued expenses at December 31, 1999 and 2000 was accrued compensation of $1,390,000 and $1,488,000, respectively. Also included in accrued expenses at December 31, 1999 was $620,000 for a commission payable to a third-party under a marketing assistance agreement.

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

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1998, 1999 and 2000 was $473,000, $481,000 and
$854,000, respectively.

Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Supplemental Cash Flow Information

     The Company paid approximately $128,000, $60,000 and $1,912,000 for income taxes in the years ended December 31, 1998, 1999 and 2000, respectively.

     The following table displays the net non-cash assets that were deconsolidated as a result of the Company's 1999 business divestiture (see
Note 2):

                                                         Year Ended December 31,
                                                                 1999
                                                        ------------------------
Non-cash assets/liabilities:
 Accounts receivable .................................        $  4,167,000
 Note receivable .....................................          (8,000,000)
 Property and equipment ..............................           1,778,000
 Accounts payable ....................................            (208,000)
 Accrued expenses ....................................              95,000
 Deferred revenues ...................................          (1,682,000)
                                                              ------------
                                                                (3,850,000)
 Gain on sale of the domestic CRO operations .........           4,850,000
                                                              ------------
 Net cash received in divestiture ....................        $  1,000,000
                                                              ============

Other Income

     Other income consists primarily of earnings on cash, cash equivalents and short-term investments.

Concentration of Credit Risk and Significant Customers

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the pharmaceutical, biotechnology and medical device industries. For the years ended December 31, 1998 and 2000, no single customer accounted for greater than 10% of net revenues. For the year ended December 31, 1999, one customer accounted for 11.1% of net revenues. The loss of any such customer could have a material adverse effect on the Company's operations. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management's expectations.

Translation of Foreign Financial Statements

     Assets and liabilities of the Company's UK subsidiary are translated at the exchange rate as of the end of each reporting period. The income statement is translated at the average exchange rate for the period. Cumulative adjustments from translating the UK financial statements are not material.

Net Income per Common Share

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

     The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations.

                                           Net                     Per Share
      Year Ended December 31,             Income         Shares     Amount
      -----------------------          ----------      ---------    ------
1998
Basic net income ..................    $  721,000      7,102,000    $ 0.10
Effect of dilutive shares .........            --        102,000        --
                                       ----------      ---------    ------
Diluted net income ................    $  721,000      7,204,000    $ 0.10
                                       ==========      =========    ======
1999
Basic net income ..................    $5,280,000      7,007,000    $ 0.75
Effect of dilutive shares .........            --        108,000     (0.01)
                                       ----------      ---------    ------
Diluted net income ................    $5,280,000      7,115,000    $ 0.74
                                       ==========      =========    ======
2000
Basic net income ..................    $  120,000      6,956,000    $ 0.02
Effect of dilutive shares .........            --        185,000        --
                                       ----------      ---------    ------
Diluted net income ................    $  120,000      7,141,000    $ 0.02
                                       ==========      =========    ======

     In computing diluted net income per share, 435,385, 210,102 and 195,475 options to purchase shares of common stock were excluded from the computation for the years ended December 31, 1998, 1999 and 2000, respectively. The options were excluded from the computations because the exercise prices of such options were greater than the average market price of the Company's common stock during the respective periods.

Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income" requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a balance sheet. The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation and marketable securities. The unrealized gains and losses from foreign currency translation were immaterial as of December 31, 1999 and 2000. For the year ended December 31, 2000, the Company recorded an unrealized loss of $2,042,000, net of tax of $1,361,000, from its investment in marketable securities.

Reclassifications

     Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

2. Sale of the Domestic CRO Operation:

     On December 31, 1999, the Company sold the business and certain of the assets of its domestic CRO operation (the "Division"), which consisted of clinical trial management and clinical data management operations. The Company received cash consideration of $1,000,000 on December 31, 1999 and $8,000,000 on January 31, 2000, with additional consideration, if any, payable over time, subject to adjustments and earn-outs. In addition, certain specific liabilities of the Division were assumed by the buyer as part of the transaction. After recognizing related professional fees, a pre-tax gain of $4,850,000 was included in the statement of operations for the year ended December 31, 1999 as a result of this disposition. During the year ended December 31, 2000, the Company recognized additional pre-tax gain of $2,114,000 related to the disposition. The amount receivable from escrow as of December 31, 2000 of $1,616,000 is included in prepaid expenses and other in the accompanying consolidated balance sheets. Any future proceeds from the sale will be included in the Company's statement of operations when due and payable.

3. Accounts Receivable:

                                                   December 31,
                                           -----------------------------
                                                1999            2000
                                           -------------   -------------
Billed .................................    $4,962,000      $7,147,000
Unbilled ...............................            --         497,000
Allowance for doubtful account .........      (425,000)       (833,000)
                                            ----------      ----------
                                            $4,537,000      $6,811,000
                                            ==========      ==========

4. Property and Equipment:

                                                    December 31,
                                          ---------------------------------
                                                1999              2000
                                          ---------------   ---------------
Computer and other equipment ..........    $  9,230,000      $  6,018,000
Furniture and fixtures ................       1,154,000         1,656,000
Leasehold improvements ................         480,000         1,258,000
                                           ------------      ------------
                                             10,864,000         8,932,000
Less-Accumulated depreciation .........      (8,159,000)       (4,503,000)
                                           ------------      ------------
                                           $  2,705,000      $  4,429,000
                                           ============      ============

5. Line of Credit:

     The Company has a line of credit with a bank, through June 30, 2001, that provides for borrowings up to $3 million at an interest rate of prime minus 35 basis points. The line of credit agreement includes certain covenants, the most restrictive of which limit future indebtedness and require compliance with a liabilities-to-tangible net worth ratio. To date, the Company has not borrowed any amounts under its line of credit.

6. Income Taxes:

     The income tax provision (benefit) consists of the following:

                                                      Year Ended December 31,
                                            --------------------------------------------
                                                1998           1999            2000
                                            -----------   -------------   --------------
Current provision (benefit):
 Federal ................................    $     --      $1,523,000       $ (793,000)
 State and local ........................      69,000         671,000               --
 Foreign ................................          --         128,000          522,000
                                             --------      ----------       ----------
                                               69,000       2,322,000         (271,000)
                                             --------      ----------       ----------
Deferred provision (benefit):
 Federal ................................     146,000         955,000          448,000
 State and local ........................      34,000         243,000         (139,000)
 Foreign ................................     231,000              --               --
                                             --------      ----------       ----------
                                              411,000       1,198,000          309,000
                                             --------      ----------       ----------
                                              480,000       3,520,000           38,000
Increase in valuation allowance .........          --              --          284,000
                                             --------      ----------       ----------
                                             $480,000      $3,520,000       $  322,000
                                             ========      ==========       ==========

     Foreign income before income taxes was $676,000, $414,000 and $1,716,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

     The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying financial statements is as follows:

                                                       Year Ended December 31,
                                            ---------------------------------------------
                                                 1998            1999            2000
                                            -------------   -------------   -------------
Tax at federal statutory rate ...........    $  408,000      $2,992,000      $  328,000
Increase in valuation allowance .........            --              --         284,000
State and local taxes, net of federal ...        70,000         581,000         (92,000)
Amortization of goodwill ................        16,000              --              --
Foreign pre-tax income ..................       (20,000)        (12,000)        (51,000)
Tax-free interest income ................      (109,000)        (79,000)       (156,000)
Other ...................................       115,000          38,000           9,000
                                             ----------      ----------      ----------
                                             $  480,000      $3,520,000      $  322,000
                                             ==========      ==========      ==========

     Prior to February 1997, the Company was included in the consolidated federal income tax returns of UM Holdings Ltd. ("UM"), which owned 100% of the Company prior to the Company's initial public offering in 1997, under a tax-sharing agreement pursuant to which the Company would pay to UM amounts equal to the taxes that the Company would have paid had it filed separate federal income tax returns. The agreement did not provide for UM to pay the Company for tax losses that UM utilized. Upon finalizing the Company's 1997 tax return in 1998, the Company recorded a deemed distribution of $102,000 for tax losses attributable to the Company but included in UM's consolidated tax return.

     The components of the Company's net deferred tax asset are as follows:

                                                             December 31,
                                                     -----------------------------
                                                          1999            2000
                                                     -------------   -------------
Goodwill amortization ............................    $2,876,000      $2,699,000
Unrealized loss on marketable securities .........            --       1,361,000
Net operating loss carry-forwards ................       145,000              --
Depreciation .....................................       (86,000)         (7,000)
Reserves and accruals ............................       301,000         549,000
                                                      ----------      ----------
                                                      $3,236,000      $4,602,000
                                                      ==========      ==========

     At December 31, 2000, the Company had net operating loss carry-forwards for state tax purposes of approximately $4.7 million, which will begin to expire in 2007. As of December 31, 2000, a valuation allowance has been provided for the deferred tax asset related to the Company's state net operating loss carry-forwards because of the uncertainty of their realization.

7. Related Party Transactions:

Transactions with UM

     The Company leased its primary operating facility from UM (see Note 9) in 1998. The Company was charged $349,000 for rent under the facility lease for the year ended December 31, 1998. The Company believes that all amounts charged by UM were reasonable.

     In August 1999, the Company, pursuant to its share repurchase program, used $1,932,000 to repurchase 322,000 shares of its common stock from UM at a price of $6 per share.

Transactions with the Company's Chairman and Chief Executive Officer

     The Company's Chairman and, until March 1, 2001, Chief Executive Officer, who is a stockholder, is a cardiologist who, in addition to his role as an executive officer of the Company during 1998, 1999 and 2000, provided medical services to the Company as an independent contractor through his wholly owned professional corporation (see Note 9). Fees incurred under this consulting arrangement approximated $144,000, $156,000 and $156,000 for the years ended December 31, 1998, 1999 and 2000, respectively. In addition, at December 31, 1999 and 2000 $52,000 was owed to the professional corporation in connection with the consulting agreement. The Company entered into a new consulting agreement with the professional corporation in March 2001 (see Note 9).

8. Stock Option Plans:

     In August 1993, the Company established a nonqualified stock option plan (the "1993 Plan") authorizing the grant of options to acquire up to 1,100,500 shares of the Company's common stock. The purpose of the 1993 Plan was to provide an incentive for key individuals to advance the success of the Company. The options cover the purchase of common stock of the Company at exercise prices initially set at or above current fair value as determined by the Board of Directors. Options granted under the 1993 Plan became fully vested 90 days after the Company's 1997 initial public offering and expire five years from the initial public offering date. No additional options may be granted under this plan.

     In 1996, the Company adopted a new stock option plan (the "1996 Plan") that authorized the grant of both incentive and non-qualified options to acquire up to 500,000 shares of the Company's common stock. The Company's Board of Directors determines the exercise price of the options under the 1996 Plan. The exercise price of incentive stock options may not be below fair value on the grant date. Incentive stock options under the 1996 Plan expire ten years from the grant date and are exercisable in accordance with vesting provisions set by the Board.

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

     In May 1999, the shareholders approved an amendment to the 1996 Stock Option Plan and increased the number of shares which could be granted under the Plan by 600,000 to 1,100,000 and provided for an annual option grant of 5,000 shares to each outside director.

     In 2000, eRT adopted a stock option plan (the "eRT Plan") that authorized the grant of both incentive and non-qualified options to acquire up to 2,000,000 shares of eRT's common stock. eRT's Board of Directors determines the exercise price of the options under the eRT Plan. The exercise price of incentive stock options may not be below fair value on the grant date. Incentive stock options under the eRT Plan expire ten years from the grant date and are exercisable in accordance with vesting provisions set by the Board.

     Information with respect to outstanding options under the PRWW plans is as follows:

                                         Outstanding    Option Price
                                            Shares       Per Share
                                         -----------   -------------
Balance, December 31, 1997 .........       851,620     $ 2.27-13.125
 Granted ...........................       252,675         3.75-9.00
 Exercised .........................      (279,120)             2.27
 Cancelled .........................      (151,675)      8.25-13.125
                                          --------     -------------
Balance, December 31, 1998 .........       673,500       2.27-13.125
 Granted ...........................       181,500        5.50-9.38
 Exercised .........................      (172,632)       2.27-6.625
 Cancelled .........................      (134,745)      3.75-13.125
                                          --------     -------------
Balance, December 31, 1999 .........       547,623       2.27-13.125
 Granted ...........................       314,500      10.00-17.813
 Exercised .........................       (80,535)      2.27-13.125
 Cancelled .........................       (37,176)      2.27-13.125
                                          --------     -------------
Balance, December 31, 2000 .........       744,412     $ 2.27-17.813
                                          ========     =============

     As of December 31, 2000, 307,085 options with a weighted average exercise price of $8.63 per share were exercisable and 349,310 options were available for future grants under the 1996 Plan.

     Information with respect to outstanding options under the eRT Plan is as follows:
                                        Outstanding     Option Price
                                           Shares        Per Share
                                        -----------     ------------
Balance, December 31, 1999 .........            --        $    --
 Granted ...........................     1,602,750          15.00
 Cancelled .........................       (16,400)         15.00
                                         ---------        -------
Balance, December 31, 2000 .........     1,586,350        $ 15.00
                                         =========        =======

     As of December 31, 2000, no options were exercisable and 413,650 options were available for future grants under the eRT Plan.

     The Company accounts for its option grants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and the related interpretations. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, "Accounting for Stock-based Compensation," the Company's net income and basic and diluted net income per share would have been adjusted to the following pro forma amounts:

                                                    Year Ended December 31
                                       -------------------------------------------------
                                            1998             1999              2000
                                       -------------   ---------------   ---------------
Net income (loss):
 As reported .......................     $ 721,000       $ 5,280,000      $    120,000
 Pro forma .........................       571,000         5,137,000        (1,136,000)
Basic net income (loss) per share:
 As reported .......................          0.10              0.75              0.02
 Pro forma .........................          0.08              0.73            (0.16)
Diluted net income (loss) per share:
 As reported .......................          0.10              0.74              0.02
 Pro forma .........................          0.08              0.72            (0.16)

     The weighted average fair value per share of the PRWW options granted during 1998, 1999 and 2000 was estimated as $2.12, $2.56, and $7.44 respectively. The weighted average fair value per share of the eRT options granted during 2000 was estimated as $5.92. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                     1998          1999         2000
                                    ------        ------       ------
Risk-free interest rate ..........    5.30%        5.70%        6.58%
Expected dividend yield ..........    0.00%        0.00%        0.00%
Expected life ....................  3 years      3 years      3 years
Expected volatility ..............   55.00%       55.00%       89.60%

     The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to options granted prior to 1995.

9. Commitments and Contingencies:

Leases

     The Company leases office space and equipment under operating leases. During the year ended December 31, 1998, the Company leased its primary operating facility from UM under a lease agreement executed in June 1996 that was to expire in September 2003 (see Note 7). The Company terminated the facility lease with UM, without penalty, on January 3, 1999 and moved into a new facility in Philadelphia, Pennsylvania under a lease agreement that expires in August 2005. Rent expense for all operating leases for the years ended December 31, 1998, 1999 and 2000 was $1,203,000, $1,579,000, and $910,000 respectively.
In connection with the sale of the domestic CRO operations, the Company entered into a sublease agreement with the buyer to lease approximately two-thirds of its new facility through August 2005.

     In 1999, the Company entered into a lease for a facility in Bridgewater, New Jersey, which commenced on May 1, 1999 and expires on April 30, 2006. In 2000, the Company entered into a sublease agreement with a third party to lease this facility, which commenced on February 1, 2001 and expires on April 30, 2006. Also, in 1999, the Company entered into a lease for a facility in Peterborough, United Kingdom, which commenced on October 1, 1999 and expires on September 30, 2004.

     In 2000, the Company's eRT subsidiary entered into a lease for a new facility in Bridgewater, New Jersey, which commenced on February 1, 2001 and expires on January 31, 2011.

     Future minimum lease payments as of December 31, 2000 are as follows:

                                            Gross          Sublease
                                         Obligation         Income
                                        ------------     ------------
       2001 ........................    $ 2,542,000      $  927,000
       2002 ........................      2,613,000       1,002,000
       2003 ........................      2,534,000       1,002,000
       2004 ........................      2,401,000       1,007,000
       2005 ........................      1,892,000         777,000
       2006 and thereafter .........      4,816,000         105,000
                                        -----------      ----------
                                        $16,798,000      $4,820,000
                                        ===========      ==========
Royalties

     In 1997, the Company entered into a development agreement, as amended, that provides for royalty-based payments on two of the Company's software products. The agreement provides for a 5% royalty on certain net license revenues during a three-year period, not to exceed total royalties of $775,000. During 1999 and 2000, the Company charged $131,000 and $149,000, respectively, to expense under this agreement.

Agreements with the Company's Management

     The Company entered into a consulting agreement in March 2001 with the Chairman's wholly owned Professional Corporation for a one-year period, which is renewable on an annual basis, that commenced in January 2001. Either the Company or the professional corporation may terminate the agreement at any time, with or without cause. However, if the Company terminates the agreement without cause, the Company must continue to pay the consulting fees and discretionary bonuses for a one-year period subsequent to the termination. The consulting agreement relates to the Chairman's capacity as a medical doctor and cardiologist and, among other things, requires the Chairman to serve as the Company's chief scientist, in addition to providing medical interpretations of diagnostic tests from time to time, as required. Compensation under the consulting agreement is $252,000 per year plus discretionary bonuses of $37,500 per quarter. The Board of Directors, at its discretion, can award additional bonus amounts. The consulting agreement continues on a year to year basis unless terminated.

     The Company maintains employment agreements with certain of its executive officers. Either the Company or the employee may terminate the agreements at any time, with or without cause. However, if the Company terminates the employment agreements without cause, the Company must continue to pay certain salaries for up to a one-year period subsequent to termination.

Contingencies

     The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

10. Operating Segments and Geographic Information:

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

     During 1998, no single client accounted for more than 10% of a segment's net revenues. In 1999, one client accounted for 15.5% of Clinical Operations net revenues and three clients accounted for 25.9%, 19.1% and 11.7%, respectively, of Technology Operations net revenues. In 2000, two clients accounted for 12.9% and 11.2% of Clinical Operations net revenues, respectively, and three clients accounted for 17.7%, 17.1% and 10.6%, respectively, of Technology Operations net revenues.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance based on the net revenues and operating earnings of the respective business segments.

                                                           Year Ended December 31, 1998
                                          --------------------------------------------------------------
                                              Clinical       Technology
                                             Operations      Operations        Other           Total
                                          ---------------   ------------   -------------   -------------
License revenues ......................    $         --     $5,142,000     $       --      $5,142,000
Service revenues ......................       9,823,000      4,788,000             --      14,611,000
CRO operations revenues ...............      11,865,000             --        189,000      12,054,000
                                           ------------     ----------     ----------      ----------
Net revenues from external
 customers ............................      21,688,000      9,930,000        189,000      31,807,000
Income (loss) from operations .........      (1,565,000)     1,689,000         65,000         189,000
Identifiable assets ...................      14,189,000      4,588,000     21,395,000      40,172,000
Depreciation and amortization .........       1,097,000        509,000             --       1,606,000
Capital expenditures ..................       2,864,000        488,000             --       3,352,000

                                                           Year Ended December 31, 1999
                                          --------------------------------------------------------------
                                              Clinical       Technology
                                             Operations      Operations        Other           Total
                                          ---------------   ------------   -------------   -------------
License revenues ......................    $         --     $4,381,000     $       --      $4,381,000
Service revenues ......................      14,013,000      7,681,000             --      21,694,000
CRO operations revenues. ..............      16,710,000             --             --      16,710,000
                                            -----------     ----------      ----------      ----------
Net revenues from external
 customers ............................      30,723,000     12,062,000             --      42,785,000
Income (loss) from operations .........        (755,000)     3,970,000             --       3,215,000
Identifiable assets ...................       5,318,000      4,884,000     35,010,000      45,212,000
Depreciation and amortization .........       1,585,000        582,000             --       2,167,000
Capital expenditures ..................       1,654,000        663,000             --       2,317,000

                                                             Year Ended December 31, 2000
                                          --------------------------------------------------------------
                                              Clinical       Technology
                                             Operations      Operations        Other           Total
                                          ---------------   ------------   -------------   -------------
License revenues ......................    $         --     $5,189,000     $       --      $5,189,000
Service revenues ......................      14,607,000      8,271,000             --      22,878,000
                                            -----------     ----------     ----------       ------------
Net revenues from external
 customers ............................      14,607,000     13,460,000             --      28,067,000
Loss from operations ..................        (113,000)    (2,806,000)            --      (2,919,000)
Identifiable assets ...................       7,827,000      6,502,000     39,635,000      53,964,000
Depreciation and amortization .........       1,013,000        749,000             --       1,762,000
Capital expenditures ..................       2,690,000        480,000             --       3,170,000

     The Company operates on a worldwide basis with two locations in the United States and one location in the United Kingdom.

     Geographic information is as follows:

                                                   Year Ended December 31, 1998
                                          -----------------------------------------------
                                              North
                                             America           Europe           Total
                                          -------------   ---------------   -------------
License revenues ......................    $4,094,000       $  1,048,000     $5,142,000
Service revenues ......................    11,658,000          2,953,000     14,611,000
CRO operations revenues ...............    11,435,000            619,000     12,054,000
                                           ----------       ------------     ----------
Net revenues from external
 customers ............................    27,187,000          4,620,000     31,807,000
Income (loss) from operations .........     2,037,000         (1,848,000)       189,000
Identifiable assets ...................    38,033,000          2,139,000     40,172,000

                                                    Year Ended December 31, 1999
                                           -----------------------------------------------
                                               North
                                              America           Europe           Total
                                           -------------   ---------------   -------------
License revenues ......................    $4,381,000           $     --     $4,381,000
Service revenues ......................    17,004,000          4,690,000     21,694,000
CRO operations revenues ...............    15,993,000            717,000     16,710,000
                                           ----------          ---------     ----------
Net revenues from external
 customers ............................    37,378,000          5,407,000     42,785,000
Income (loss) from operations .........     3,718,000           (593,000)     3,215,000
Identifiable assets ...................    44,811,000            401,000     45,212,000

                                                    Year Ended December 31, 2000
                                           -----------------------------------------------
                                               North
                                              America           Europe           Total
                                           -------------   ---------------   -------------
License revenues ......................    $4,846,000          $ 343,000     $5,189,000
Service revenues ......................    17,473,000          5,405,000     22,878,000
                                           ----------          ---------     ----------
Net revenues from external
 customers ............................    22,319,000          5,748,000     28,067,000
Income (loss) from operations .........    (4,632,000)         1,713,000     (2,919,000)
Identifiable assets ...................    52,004,000          1,960,000     53,964,000

11. Sale and Redemption of eRT Preferred Stock and Issuance of Common Stock
    Warrants:

     On March 24, 2000, eRT sold 95,000 shares of its convertible preferred stock to Communicade, Inc. and agreed to issue a warrant to purchase 2.5% of eRT's outstanding common stock for total gross proceeds of $9.5 million. The preferred stock would have automatically converted into common stock upon consummation of the the eRT initial public offering. On March 27, 2000, eRT issued a warrant to purchase eRT's common stock to Scirex Corporation. The warrant entitles Scirex to purchase the number of common shares equal to $1.0 million divided by eRT's initial public offering price per share, at an exercise price per share equal to the initial public offering price per share. On March 1, 2001, eRT withdrew the registration statement associated with its initial public offering, and the Company repurchased the eRT convertible preferred stock sold to Communicade, Inc. for the original purchase price of $9.5 million plus $639,000 in accrued dividends. The agreement to issue a warrant to Communicade, Inc. and the warrant issued to Scirex Corporation remain outstanding.

                                   SCHEDULE II

                          PRWW, LTD. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                         Allowance for Doubtful Accounts
                                (in thousands)

                                  Balance                                                  Balance
                               Beginning of     Charges to      Deductions                   End
                                  Period          Expense      from Reserve     Other     of Period
                              --------------   ------------   --------------   -------   ----------
December 31, 1998 .........        $178              --              --          $65        $243

December 31, 1999 .........        $243            $399            $217           --        $425

December 31, 2000 .........        $425            $448            $ 40           --        $833