Form 10-Q
period 2001-03-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2001-05-11
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 205498

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2001
                               --------------

                                       or

[   ]    Transitional report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
For the transitional period from ________________ to __________________

Commission file number  0-29100
                        -------

                            eResearchTechnology, Inc.
                            -------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                      22-3264604
----------------------------------------------       ------------------------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
               or organization)

             30 South 17th Street
               Philadelphia, PA                                       19103
---------------------------------------------        ------------------------------------
  (Address of principal executive offices)                         (Zip Code)

                                  215-972-0420
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                   PRWW, Ltd.
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes _____No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, $.01 par value, outstanding as of April 27, 2001, was 6,965,887.


                                              eResearchTechnology, Inc. and Subsidiaries

                                                                 INDEX
                                                                                                                       Page
                                                                                                                       ----
Part I.  Financial Information

             Item 1.       Consolidated Financial Statements

                           Consolidated balance sheets-March 31, 2001 (unaudited) and
                           December 31, 2000                                                                              3

                           Consolidated statements of operations (unaudited)-Three Months
                           Ended March 31, 2001 and 2000                                                                  4

                           Consolidated statements of cash flows (unaudited)-Three Months
                           Ended March 31, 2001 and 2000                                                                  5

                           Notes to consolidated financial statements (unaudited)                                       6-8

             Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                                  9-21

             Item 3.       Qualitative and Quantitative Disclosures about Market Risk                                    22

Part II. Other Information

             Item 2.       Changes in Securities and Use of Proceeds                                                     23

             Item 6.       Exhibits and Reports on Form 8-K                                                              24

                           a.)      Exhibits

                           b.)      Reports on Form 8-K

                                    None


Signatures                                                                                                               25

                   eResearchTechnology, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                 March 31, 2001                  December 31, 2000
                                                                                 --------------                  -----------------
                                                                                   (unaudited)
Assets

Current assets:
      Cash and cash equivalents                                                    $       13,650                  $       21,910
      Short-term investments                                                                3,727                           5,747
      Marketable securities                                                                 2,030                           2,372
      Accounts receivable, net                                                              5,427                           6,811
      Prepaid expenses and other                                                            3,479                           3,710
      Deferred income taxes                                                                   277                             433
                                                                                   --------------                  --------------
           Total current assets                                                            28,590                          40,983

Property and equipment, net                                                                 5,430                           4,429
Goodwill, net                                                                               1,449                           1,528
Investments in non-marketable securities                                                    1,226                           2,450
Other assets                                                                                   88                             405
Deferred income taxes                                                                       3,430                           4,169
                                                                                   --------------                  --------------
                                                                                   $       40,213                  $       53,964
                                                                                   ==============                  ==============

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                             $        1,995                  $        1,745
      Accrued expenses                                                                      2,632                           3,843
      Income taxes payable                                                                  1,391                           1,209
      Deferred revenues                                                                     3,445                           3,497
                                                                                   --------------                  --------------
            Total current liabilities                                                       9,463                          10,294
                                                                                   --------------                  --------------
Minority interest in subsidiary                                                                 -                           9,500
                                                                                   --------------                  --------------
Commitments and contingencies

Stockholders' equity:
      Preferred stock - $10 par value, 500,000 shares authorized,
            none issued and outstanding                                                         -                               -
      Common stock - $.01 par value, 15,000,000 shares authorized,
            7,470,687 shares issued                                                            75                              75
      Additional paid-in capital                                                           38,873                          38,861
      Unrealized loss on marketable securities, net of tax                                      -                          (2,042)
      Treasury stock, 504,800 and 499,800 shares at cost                                   (2,738)                         (2,711)
      Accumulated deficit                                                                  (5,460)                            (13)
                                                                                   --------------                  --------------
            Total stockholders' equity                                                     30,750                          34,170
                                                                                   --------------                  --------------
                                                                                   $       40,213                  $       53,964
                                                                                   ==============                  ==============


        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                  (in thousands, except per share information)

                                                                                                Three Months Ended March 31,
                                                                                               ------------------------------
                                                                                                 2001                  2000
                                                                                                 ----                  ----
                                                                                                       (unaudited)
Net revenues:
     Licenses                                                                                  $     26               $   993
     Services                                                                                     5,868                 5,088
                                                                                              ---------               -------
           Total net revenues                                                                     5,894                 6,081
                                                                                              ---------               -------
Costs of revenues:
     Cost of licenses                                                                               106                    86
     Cost of services                                                                             3,114                 3,093
                                                                                              ---------               -------
           Total costs of revenues                                                                3,220                 3,179
                                                                                              ---------               -------
           Gross margin                                                                           2,674                 2,902
                                                                                              ---------               -------
Operating expenses:
     Selling and marketing                                                                        1,329                 1,192
     General and administrative                                                                   1,329                 1,534
     Research and development                                                                     1,249                   803
     Asset impairment charge                                                                      4,970                     -
                                                                                              ---------               -------
           Total operating expenses                                                               8,877                 3,529
                                                                                              ---------               -------
Operating loss                                                                                   (6,203)                 (627)
Interest income, net                                                                                361                   272
Gain on sale of domestic CRO operations                                                             232                     -
                                                                                              ---------               -------
Loss before income taxes                                                                         (5,610)                 (355)
Income tax benefit                                                                                  279                   142
Minority interest dividend                                                                         (116)                    -
                                                                                              ---------               -------
Net loss                                                                                       $ (5,447)              $  (213)
                                                                                               ========               =======
Basic and diluted net loss per share                                                           $  (0.78)              $ (0.03)
                                                                                               ========               =======
Shares used to calculate basic and diluted
     net loss per share                                                                           6,970                 6,925
                                                                                               ========               =======


        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                    Three Months Ended March 31,
                                                                                                ------------------------------------
                                                                                                      2001                 2000
                                                                                                      ----                 ----
                                                                                                             (unaudited)
Operating activities:
      Net loss                                                                                  $       (5,447)       $        (213)
      Adjustments to reconcile net loss to net cash provided by
           (used in) operating activities:
                 Gain on sale of the domestic CRO operations                                              (232)                   -
                 Depreciation and amortization                                                             442                  454
                 Provision for losses on accounts receivable                                                 -                  262
                 Issuance of common stock options and warrants for services rendered                        12                   52
                 Deferred income taxes                                                                    (467)                (142)
                 Asset impairment charge                                                                 4,970                    -
                 Changes in assets and liabilities:
                       Accounts receivable                                                               1,384               (1,247)
                       Prepaid expenses and other                                                          613                  (75)
                       Accounts payable                                                                    250                 (829)
                       Income taxes payable                                                                182               (1,798)
                       Accrued expenses                                                                   (572)              (1,163)
                       Deferred revenues                                                                   (52)               2,287
                                                                                                --------------        -------------
                            Net cash provided by (used in) operating activities                          1,083               (2,412)
                                                                                                --------------        -------------
Investing activities:
      Purchases of property and equipment                                                               (1,364)                (333)
      Purchase of marketable securities                                                                      -               (5,775)
      Purchase of non-marketable securities                                                                  -                 (100)
      Net sales of short-term investments                                                                2,020                  659
      Net proceeds from sale of the domestic CRO operations                                                167                8,000
                                                                                                --------------        -------------
                            Net cash provided by investing activities                                      823                2,451
                                                                                                --------------        -------------
Financing activities:
      Net proceeds from the issuance of convertible preferred                                                -                9,500
           stock in subsidiary
      Net proceeds from exercise of stock options                                                            -                  319
      Purchase of convertible preferred stock in subsidiary                                             (9,500)                   -
      Minority interest dividend paid                                                                     (639)                   -
      Repurchase of common stock for treasury                                                              (27)                   -
                                                                                                --------------        -------------
                            Net cash provided by (used in) financing activities                        (10,166)               9,819
                                                                                                --------------        -------------
Net increase (decrease) in cash and cash equivalents                                                    (8,260)               9,858
Cash and cash equivalents, beginning of period                                                          21,910               16,765
                                                                                                --------------        -------------
Cash and cash equivalents, end of period                                                        $       13,650        $      26,623
                                                                                                ==============        =============

        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the "Company") and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Further information on potential factors that could affect the Company's financial results can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations filed as part of this Report and in the Company's Report on Form 10K filed with the Securities and Exchange Commission.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

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

Note 3.  Asset Impairment Charge - Marketable and Non-Marketable Securities

At March 31, 2001, marketable securities consisted of an investment in the common stock of Medical Advisory Systems (MAS), a publicly traded company, which the Company purchased in March 2000 for $5,775,000. This investment has been classified as available-for-sale, pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. As of December 31, 2000, an unrealized loss of $2,042,000 was reported as a separate component of stockholders' equity. As of March 31, 2001, in accordance with SFAS No. 115, management has determined the decline in the fair value of MAS common stock to be other than temporary, and as a result has written down the cost basis of the MAS investment to $2,029,500. In connection with this write-down, an asset impairment charge of $3,745,500 was recorded during the quarter ended March 31, 2001.

At March 31, 2001, investments in non-marketable securities include the carrying value of the Company's investment in AmericasDoctor.com, Inc., which is accounted for under the cost method in accordance with Accounting Principles Board (APB) No. 18, "The Equity Method of Accounting for Investments in Common Stock." As of March 31, 2001, in accordance with APB No. 18, management has determined that a decrease in value of the investment has occurred which is other than temporary, and as a result has written down the cost basis of the investment to $1,076,000. In connection with this write-down, an asset impairment charge of $1,224,000 was recorded during the quarter ended March 31, 2001.

Both of the above investments are Internet-based service organizations. Management believes that a decrease in the value of these investments has occurred, which is other than temporary, given the permanent shift in valuations of entities in the Internet sector.

Note 4.  Net Loss per Share

The Company follows SFAS No. 128 "Earnings per Share". This statement requires the presentation of basic and diluted earnings per share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year, adjusted for the dilutive effect of common stock equivalents, which consist primarily of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net loss per share computations.

Three Months Ended March 31,

                                                                                                          Per
                                                          Net                                            Share
2001                                                      Loss                       Shares              Amount
----                                                 -------------                 ---------          ------------
Basic net loss ...............................       $ (5,447,000)                 6,970,000          $     (0.78)
Effect of dilutive shares ....................                  -                          -                    -
                                                     ------------                  ---------          -----------
Diluted net loss .............................       $ (5,447,000)                 6,970,000          $     (0.78)
                                                     ============                  =========          ===========
2000
----
Basic net loss ...............................       $   (213,000)                 6,925,000          $     (0.03)
Effect of dilutive shares ....................                  -                          -                    -
                                                     ------------                  ---------          -----------
Diluted net loss .............................       $   (213,000)                 6,925,000          $     (0.03)
                                                     ============                  =========          ===========

Options to purchase 1,070,900 and 709,158 shares of common stock were outstanding at March 31, 2001 and 2000, respectively, but were not included in the diluted computation because the Company incurred a net loss and the inclusion would be anti-dilutive.

Note 5.  Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income." The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation and marketable securities. The unrealized gains and losses from foreign currency translation were immaterial as of March 31, 2001 and 2000. For the three months ended March 31, 2001, there were no unrealized gains or losses, net of tax, from investments in marketable securities. For the three months ended March 31, 2000, the Company recorded an unrealized gain of $1,320,000, net of tax, from its investment in marketable securities.

Note 6.  Operating Segments

The Company's operating segments are strategic business units that offer different products and services to a common client base. The Company's products and services are provided both in the United States and internationally through two reportable business segments: Clinical Operations, which includes centralized core-diagnostic electrocardiographic services; and Technology Operations, which includes the development, marketing and support of clinical trial and data management software and consulting services. Results of operations and identifiable assets that cannot be directly attributed to either Clinical or Technology Operations are included in Other.

The Company evaluates performance based on the net revenues and operating earnings performance of the respective business segments. Segment information is as follows:


                                                                      Three Months Ended March 31, 2001
                                         -----------------------------------------------------------------------------------------
                                            Clinical             Technology
                                           Operations            Operations                Other                      Total
                                         ----------------     -----------------    -----------------------    --------------------

License revenues                          $        -             $    26,000             $         -                $    26,000
Service revenues                           4,123,000               1,745,000                       -                  5,868,000
                                          ----------             -----------             -----------                -----------
Net revenues from external customers       4,123,000               1,771,000                       -                  5,894,000
Income (loss) from operations                150,000              (1,383,000)             (4,970,000)                (6,203,000)
Identifiable assets                        8,680,000               5,274,000              26,259,000                 40,213,000


                                                                      Three Months Ended March 31, 2000
                                         -----------------------------------------------------------------------------------------
                                            Clinical             Technology
                                           Operations            Operations                Other                      Total
                                         ----------------     -----------------    -----------------------    --------------------

License revenues                          $        -             $   993,000             $         -                $   993,000
Service revenues                           2,938,000               2,150,000                       -                  5,088,000
                                          ----------             -----------             -----------                -----------
Net revenues from external customers       2,938,000               3,143,000                       -                  6,081,000
Loss from operations                         (84,000)               (543,000)                      -                   (627,000)
Identifiable assets                        6,263,000               4,878,000              43,546,000                 54,687,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion and analysis should be read in conjunction with the Company's financial statements and the related notes to the financial statements. This discussion and analysis includes a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation all of the discussion in the section titled "Company Financial Guidance for 2001" as well as those statements made as part of the Company's first quarter 2001 earnings conference call, held on April 26, 2001, a transcript of which is attached as Exhibit 99.1 to this Report. Such statements involve a number of risks and uncertainties described in greater detail below in the section titled "Risks Related to the Company's Business" and in the Company's Report on Form 10K filed with the Securities and Exchange Commission.

Overview

Effective on April 25, 2001, the Company changed its name from PRWW, Ltd. to eResearchTechnology, Inc. (the "Company"). The Company is a business-to-business provider of integrated software applications and technology consulting services to the pharmaceutical, biotechnology and medical device industries. The Company offers Internet and other technology-based solutions designed to streamline the clinical trials process by enabling its customers to automate many parts of a clinical trial. The Company is also a market leader in providing centralized core-diagnostic electrocardiographic services on a global basis. Historically, the Company's products and services have been provided, both in the United States and internationally, through two business segments: Clinical Operations and Technology Operations. Clinical Operations include centralized core-diagnostic electrocardiographic services. Technology Operations include the development, marketing and support of clinical trial and data management software and consulting services.

The Company has been continuously committed to the effective use of technology in clinical applications for over 20 years. This commitment included the Company's filing of the first computer-assisted new drug application with the Food and Drug Administration in 1985, the Company's introduction of a technology-enhanced electrocardiogram service in 1988 and the Company's acquisition of DLB Systems in October 1997. The research and development and baseline technology obtained in the DLB Systems acquisition provided the platform for the development of the Company's current software applications. Over time, the Company has also conducted various clinical and diagnostic operations, including operating a clinical research organization from 1995 until December 31, 1999. The sale of the Company's domestic clinical research operations to SCP Communications, Inc. (SCP) on December 31, 1999 marked the completion of its efforts to cease providing clinical research services and allowed the Company to focus exclusively on providing technology-based solutions to the clinical trials market.

The Company's license revenues consist of up-front software license fees. The Company's service revenues consist of technology consulting and training services, software maintenance services and centralized core-diagnostic electrocardiographic (Diagnostic) services.

The Company recognizes software revenues in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9. Accordingly, the Company recognizes license revenues when a formal agreement exists, delivery of the software and related documentation has occurred, collectibility is probable and the license fee is fixed or determinable. The Company recognizes revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. The Company provides consulting and training services on a time and materials basis and recognizes revenues as the Company performs the services. Diagnostic service revenues consist of revenues from services that the Company provides on a fee-for-service basis. The Company recognizes Diagnostic service revenues as the services are performed.

The Company experienced a decrease in one-time license revenues in the first quarter of 2001 due to contract signings being delayed into the second and possibly the third quarters of 2001. The Company believes it continues to have the best end-to-end solution that is competitively priced and fully supported in the Company's business sector, a sector that is experiencing increasing interest as sponsors embrace the need to move from manual to technology based clinical research processing of clinical data. The Company's pipeline for its electronic research network (eResNet) solutions is strong, reflecting the overall enhanced activity in this sector and the Company's expanded sales and professional services organization. The Company had fourteen eResNet customers at March 31, 2001 and expects to have between 22 and 30 eResNet customers by the end of 2001. The average one-time license fee for each eResNet is approximately $500,000.

The Company's strategy is to create more of a recurring revenue business model by deploying eResNets and modular solutions under agreements that permit their use in multiple clinical trials at any number of sites and charging for the use of these solutions on a per user, per trial, per site basis. The Company anticipates that an increasing portion of its revenues will be attributable to these types of usage service revenues. However, this business model is in an emerging state and its revenue and income potential is unproven. Furthermore, the Company's historical revenue sources will likely continue to be major contributors to the Company's overall revenues.

Even though the Company's pipeline of new business opportunities is strong, growing caution in the general business climate and particularly in the technology sector has impacted final decisions on new software licenses in this quarter. The Company received orders for its eResNet and Community technology under the application service provider (ASP) model in this quarter from GlaxoSmithKline and US Oncology, reinforcing and evidencing the Company's strategy to build a predictable, recurring revenue base rather than relying on one-time fees. In addition, the Company received several new consulting agreements from existing clients. By expanding its eResNet product and service offerings and its sales staff during 2000, the Company believes it is positioned for growth in its markets for the remainder of 2001.

Diagnostic service revenues vary based on the conduct of the Company's customers' clinical trials. Customers terminate or delay trials for a variety of reasons, including the failure of the product being tested to satisfy safety or efficacy requirements, unexpected or undesired clinical results, a customer's decision to forgo a particular study, insufficient patient enrollment or investigator recruitment, and production problems resulting in shortages of required supplies. Under a typical contract for Diagnostic services, customers pay the Company a portion of the Company's fee for these services upon contract execution as an upfront deposit, which is typically nonrefundable upon contract termination.

The quarter ended March 31, 2001 reflects increased activity in all of the Company's service segments, which include centralized diagnostic testing services, technology consulting and the newly introduced ASP service. The Company's centralized diagnostics business exceeded expectations in the quarter due to increased penetration of existing accounts and the addition of new accounts. In the technology business, there is strong movement to pilot projects related to eTrials using an ASP model, which allows for a rapid deployment capability that is built into the Company's system. The ASP approach offers the Company the opportunity to build market share and sign accounts that historically were not open to account penetration. This approach impacts one-time license revenues as ASP contracts are recognized over time; however, the Company believes that this business is essential to building a predictable strong, recurring revenue model. Additionally, the Company estimates that all of the Company's customers who have licensed eResNets to date will be operational by the end of the year. This will enable clients to use and then reuse these networks to conduct their clinical trials, leveraging the power of the Company's technology. The Company anticipates generating incremental network subscription fees from clients that are authorizing network access to physicians, site coordinators and site monitors for electronic data capture and study monitoring beginning in the fourth quarter of this fiscal year. The Company anticipates that its eResNet and Community technology could be the foundation of as many as fifty eTrials in the year 2002. The annual network subscription fee for using the technology to conduct each eTrial averages $30,000. In addition, the Company receives consulting fees from its clients to assist them in setting up each eTrial.

Cost of licenses consists primarily of the cost of producing compact disks and related documentation and royalties paid to third parties in connection with their contributions to the Company's product development. Cost of services includes the cost of technology consulting and maintenance services, the cost of application provider services, and the cost of Diagnostic services. Cost of technology consulting and maintenance services consists primarily of wages, fees paid to outside consultants and other direct operating costs related to the Company's consulting and customer support functions. Cost of Diagnostic services consists primarily of direct costs related to the Company's centralized electrocardiogram services and includes wages, fees paid to outside consultants, shipping expenses and other direct operating costs. Selling and marketing expenses consist primarily of salaries and commissions paid to sales and marketing personnel or paid to third parties under marketing assistance agreements, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of salaries, benefits and direct costs for the Company's finance, administrative, corporate information technology and executive management functions, in addition to professional service fees. Research and development expenses consist primarily of salaries and benefits paid to the Company's product development staff, costs paid to outside consultants and direct costs associated with the development of the Company's technology products.

The Company conducts its operations with offices in the United States and the United Kingdom (UK). The Company's international net revenue represented 30.0% and 19.6% of total net revenue for the three months ended March 31, 2001 and 2000, respectively.

Results of Operations

The following table presents certain financial data as a percentage of total net revenues:

                                                  Three Months Ended March 31,
                                                --------------------------------
                                                  2001                  2000
                                                --------              -------
Net revenues:
 Licenses                                          0.4%                16.3%
 Services                                         99.6                 83.7
                                                ------                -----
    Total net revenues                           100.0                100.0
                                                ------                -----
Costs of revenues:
 Cost of licenses                                  1.8                  1.4
 Cost of services                                 52.8                 50.9
                                                ------                -----
   Total costs of revenues                        54.6                 52.3
                                                ------                -----
   Gross margin                                   45.4                 47.7
                                                ------                -----
Operating expenses:
 Selling and marketing                            22.5                 19.6
 General and administrative                       22.5                 25.2
 Research and development                         21.2                 13.2
 Asset impairment charge                          84.4                    -
                                                ------                -----
   Total operating expenses                      150.6                 58.0
                                                ------                -----
Operating loss                                  (105.2)               (10.3)
Interest income, net                               6.1                  4.5
Gain on sale of domestic CRO operations            3.9                    -
                                                ------                -----
Loss before income taxes                         (95.2)                (5.8)
Income tax benefit                                 4.8                  2.3
Minority interest dividend                        (2.0)                   -
                                                ------                -----
Net loss                                         (92.4)%               (3.5)%
                                                ======                =====

Three months ended March 31, 2001 compared to three months ended March 31, 2000

Total net revenues decreased 3.3% to $5.9 million for the three months ended March 31, 2001 compared to $6.1 million for the three months ended March 31, 2000.

License revenues decreased 97.4% to $26,000 for the three months ended March 31, 2001 from $993,000 for the three months ended March 31, 2000. The decrease in license revenue was primarily due to a delay in license contract signings in the first quarter of 2001. The Company believes this delay was primarily a result of growing caution in the general business climate and particularly in the technology sector which has impacted final decisions on new software licenses in this quarter. Services revenue increased 15.7% to $5.9 million for the three months ended March 31, 2001 from $5.1 million for the three months ended March 31, 2000. Technology consulting and training service revenues decreased 31.2% to $757,000 for the three months ended March 31, 2001 compared to $1.1 million for the three months ended March 31, 2000. The decrease in technology consulting and training service revenues was due primarily to the termination of the two-year consulting contract with AmericasDoctor.com , Inc. in December 2000, which accounted for $575,000 in revenue in the first quarter of 2000. This decrease was partially offset by additional support revenues from new software installations and increased consulting activity in support of the Company's software and client needs. Software maintenance revenues were $1.0 million for the three months ended March 31, 2001 and 2000. Diagnostic service revenues increased 41.4% to $4.1 million for the three months ended March 31, 2001 compared to $2.9 million for the three months ended March 31, 2000. The increase was primarily due to increased sales volume with both new and existing clients.

Total cost of revenues was $3.2 million for the three months ended March 31, 2001 and 2000. As a percentage of net revenues, total cost of revenues increased to 54.6% for the three months ended March 31, 2001 from 52.3% for the three months ended March 31, 2000.

The cost of license revenues increased 23.3% to $106,000 for the three months ended March 31, 2001 from $86,000 for the three months ended March 31, 2000. The increase in the cost of license revenues was primarily due to application service provider hosting fees incurred in the first quarter of 2001. There were no application service provider hosting fees in the first quarter of 2000. As a percentage of net license revenues, the cost of license revenues increased to 407.7% for the three months ended March 31, 2001 from 8.7% for the three months ended March 31, 2000. The increase was due to the significant decrease in license revenues without any related reduction in costs, some of which are relatively fixed in nature. The cost of services revenue was $3.1 million for the three months ended March 31, 2001 and 2000. As a percentage of services revenue, the cost of services revenue decreased to 52.5% for the three months ended March 31, 2001 from 60.8% for the three months ended March 31, 2000. The cost of consulting and training service revenues decreased 1.5% to $637,000 for the three months ended March 31, 2001, from $647,000 for the three months ended March 31, 2000. The decrease in the cost of consulting and training service revenues was due primarily to a reduction in personnel dedicated to consulting and training during the first quarter of 2001. The cost of consulting and training service revenues as a percentage of net consulting and training service revenues increased to 84.1% for the three months ended March 31, 2001 from 58.8% for the three months ended March 31, 2000. The increase was due primarily to the decrease in consulting and training revenues without a comparable decrease in costs, many of which are fixed in nature. The cost of software maintenance revenues decreased 42.7%, to $363,000, or 36.3% of software maintenance net revenues, for the three months ended March 31, 2001, from $633,000, or 63.3% of software maintenance net revenues, for the three months ended March 31, 2000. The decrease in both the cost of software maintenance revenues and the cost of software maintenance revenues as a percentage of software maintenance net revenues was due primarily to a reduction in personnel dedicated to software maintenance during the first quarter of 2001. The cost of Diagnostic service revenues increased 16.7% to $2.1 million for the three months ended March 31, 2001 compared to $1.8 million for the three months ended March 31, 2000. The increase in the cost of Diagnostic service revenues was primarily due to an increase in variable costs associated with the increase in Diagnostic service revenues. As a percentage of net Diagnostic service revenues, the cost of Diagnostic service revenues decreased to 51.2% for the three months ended March 31, 2001 from 62.1% for the three months ended March 31, 2000. The decrease was due primarily to the increase in Diagnostic service revenues without a comparable increase in costs, many of which are fixed in nature.

Selling and marketing expenses increased 8.3% to $1.3 million, or 22.5% of net revenues, for the three months ended March 31, 2001 compared to $1.2 million, or 19.6% of net revenues, for the three months ended March 31, 2000. The increase was primarily due to increased payroll costs associated with expanding the Company's sales force during the fourth quarter of 2000. This increase was partially offset by lower advertising and promotion costs in the first quarter of 2001.

General and administrative expenses decreased 13.3% to $1.3 million, or 22.5% of net revenues, for the three months ended March 31, 2001 from $1.5 million, or 25.2% of net revenues, for the three months ended March 31, 2000. The decrease was primarily due to decreased professional fees in the first quarter of 2001.

Research and development expenses increased 49.4% to $1.2 million, or 21.2% of net revenues, for the three months ended March 31, 2001 compared to $803,000, or 13.2% of net revenues, for the three months ended March 31, 2000. The Company has increased its investment in research related activities to implement its new business model, which includes the deployment of its eResNet products and its application service provider applications. The increase was due primarily to increased payroll, training and facility costs.

The Company recorded an asset impairment charge of $5.0 million in the three months ended March 31, 2001. This charge was the result of continued negative market conditions affecting the carrying value of the Company's investments in Medical Advisory Systems, Inc. and AmericasDoctor.com, Inc., both of which are internet based service organizations.

Interest income consisted primarily of interest earned on the Company's cash, cash equivalents and short-term investments, and increased to $361,000 from $272,000 for the three months ended March 31, 2001 and 2000, respectively. The increase was due to higher cash and short-term investment balances in 2001.

The Company's effective tax rate was 5.0% and 40.0% for the three months ended March 31, 2001 and 2000, respectively. The decrease in the Company's effective tax rate was due primarily to the Company fully reserving for the long-term capital loss deferred tax asset associated with the asset impairment charge of $5.0 million recognized during the quarter ended March 31, 2001, due to the uncertainty of the realization of any tax benefit associated with these long-term capital losses in future periods.

Liquidity and Capital Resources

At March 31, 2001, the Company had $13.7 million of cash and cash equivalents and $3.7 million invested in short-term investments. The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with maturities of less than one year.

For the three months ended March 31, 2001, the Company's operations provided cash of $1.1 million compared to cash used in operations of $2.4 million for the three months ended March 31, 2000. The change was primarily the result of decreased accounts receivable and changes to other working capital accounts for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

During the three months ended March 31, 2001, the Company purchased $1.4 million of equipment compared to $333,000 during the three months ended March 31, 2000. The increase was primarily the result of furniture and equipment purchases for the Company's office expansion in the first quarter of 2001 at its Bridgewater, NJ location, and the costs associated with the development of a new data and communications management services software product to be used in connection with the Company's centralized core-diagnostic electrocardiographic services. The Company capitalizes its internal use software costs in accordance with SOP No. 98-1.

In January 2001, the Company received $167,000 from an escrow account established under the Company's agreement with SCP in relation to the sale of its domestic clinical research operations, which was recorded as additional gain on sale in the fourth quarter of 2000.

In March 2000, the Company's wholly-owned subsidiary, eRT Operating Company (eRT
OC), sold 95,000 shares of its convertible preferred stock to Communicade, Inc. and agreed to issue a warrant to purchase 2.5% of eRT's outstanding common stock for a total gross proceeds of $9.5 million. The preferred stock would have automatically converted into common stock upon consummation of an eRT OC initial public offering. In March 2000, eRT OC issued a warrant to purchase common stock to Scirex Corporation. The warrant entitles Scirex to purchase the number of common shares equal to $1.0 million divided by eRT OC's initial public offering price per share, at an exercise price per share equal to eRT OC's initial public offering price per share. On March 1, 2001, eRT OC withdrew the registration statement associated with its initial public offering and the Company purchased the convertible preferred stock sold to Communicade, Inc. for the original purchase price of $9.5 million plus $639,000 in accrued dividends. The agreement to issue a warrant to Communicade, Inc. and the warrant issued to Scirex Corporation remain outstanding.

In February 2001, the Board of Directors authorized a stock buy-back program of up to 500,000 shares of the Company's common stock. The share purchase authorization allows the Company to make purchases from time to time on the open market at prevailing prices or in privately negotiated transactions. Company management will make the purchase decisions based upon market conditions and other considerations. For the three months ending March 31, 2001, the Company used $27,563 to purchase 5,000 shares of its common stock on the open market at an average price of $5.51 per share.

The Company has a line of credit arrangement with First Union National Bank totaling $3.0 million. At March 31, 2001, the Company had no outstanding borrowings under the line.

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

Company Financial Guidance for 2001

The following statements are based on current expectations. These statements are forward-looking, and actual results may differ materially. The Company expects sequential revenue increases between ten to twenty percent quarter over quarter for the balance of this year based on the Company's increasing services backlog. Visibility on software licenses remains less clear as capital expenditures in excess of $500,000 are receiving extra scrutiny in the Company's experience. However, the Company's reliance on one-time license fees continues to diminish as a result of its planned flexible acquisition programs. New products and services and larger consulting opportunities are all beginning to have a positive impact on the Company's backlog of business.

The Company expects to exceed breakeven results by the third quarter of 2001 with annual revenues that will grow between ten and twenty percent over 2000, thus producing an operating profit for the full year, excluding asset impairment charges. The Company expects earnings per share to fall within the following ranges for the remainder of 2001: second quarter - $(0.07) to $0.01; third quarter - $0.01 to $0.10; fourth quarter - $0.09 to $0.19. With $19 million in working capital as of March 31, 2001, the Company has sufficient capital on hand to complete this year's business plan and position the Company for future growth.

Risks Related to the Company's Business

The risk factors identified in the cautionary statements below could cause the Company's actual results to differ materially from those suggested in the forward-looking statements appearing elsewhere in this Form 10-Q Report. However, these risk factors are not exhaustive, as new risks emerge from time to time, and it is not possible for management to predict all such risk factors or to assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

If clinical trial sponsors and clinical research organizations do not shift from their existing paper-based methods of collecting and managing clinical trial data to an electronic system, the Company may not achieve the market penetration necessary to achieve profitability.

If participants conducting clinical trials are unwilling to adopt the Company's technology solutions and new ways of conducting business, the Company's revenues may not be sufficient to cover the expenses incurred in developing and marketing its technology solutions. The Company's efforts to establish a standardized, electronic process to collect, manage and analyze clinical trial data are a significant departure from the traditional clinical research process. The Company estimates that the vast majority of clinical trials today use manual, paper-based data entry, management and analysis tools. Each clinical trial can involve a multitude of participants, including the sponsor, a clinical research organization, regional site managers, investigators and patients. With so many participants involved in a clinical trial, it may be difficult to convince a sponsor or clinical research organization to accept new methods of conducting a clinical trial. The Company may not be successful in persuading these participants to change the manner in which they have traditionally operated and to accept the Company's products and services.

The Company's customers may not adopt its eResNet solution, which could prevent the Company from generating recurring revenues. If the Company is unable to generate the recurring revenues that securities analysts expect, the Company's stock price will likely fall.

A key element of the Company's business strategy is the establishment of eResNets, which are electronic research networks that integrate a combination of the Company's products and services. If the Company is not successful in establishing eResNets and collecting monthly user-access fees, it will not generate the volume of recurring revenues in the future that it is expecting and the Company's stock price will likely fall. The Company is currently implementing fourteen eResNets, but, other than five clients using an eResNet in the pilot stage of a trial, no customer is using an eResNet currently in a trial. Therefore, the eResNet model remains unproven and is subject to uncertain market acceptance. The Company's customers may not adopt the concept of eResNets and may, instead, continue to use its products or services on an individual or a modular basis. In addition, the concept of a monthly user-access fee is new and the Company's customers may not agree to pay those types of fees.

The Company may suffer a reduction in revenues and may be unable to grow if customers do not accept its planned change in pricing methods that includes the implementation of user-access fees.

The Company may lose business if its customers do not accept the Company's new transaction-based pricing methods. Also, lack of acceptance of the Company's new pricing methods may impede sales of its solutions and impair the Company's growth in new markets and with new customers. If the Company fails to grow as expected, it may not meet the expectations of securities analysts and the Company's stock price would likely decline. Historically, revenues from sales of the Company's technology products and services have come predominantly from upfront perpetual license fees together with annual maintenance and support fees. The Company expects to generate an increasing percentage of its revenues in the future through transaction-based pricing pursuant to which the Company intends to charge its customers a monthly user-access fee for each site that connects to an eResNet in each trial.

The Company has several large customers from whom it derives substantial revenue and therefore the loss of even a few of its customers could significantly reduce its revenues.

If the Company loses existing customers and does not replace them with new customers, the Company's revenues will decrease and may not be sufficient to cover its costs. The Company currently derives and expects to continue to derive a significant portion of its revenues from a limited number of customers. The Company currently has two reportable businesses: Clinical Operations and Technology Operations. In 2000, three customers each accounted for more than 10% of net revenues from the Company's Technology Operations. In addition, in 2000, two customers each accounted for more than 10% of net revenues from the Company's Clinical Operations. Customers terminate or delay trials for a variety of reasons including the failure of the product being tested to satisfy safety or efficacy requirements, unexpected or undesired clinical results, the customer's decision to forgo a particular study, insufficient patient enrollment or investigator recruitment, and production problems resulting in shortages of required supplies.

The Company may incur losses. If the Company does not achieve or maintain profitability, the Company's stock price is likely to decline and the Company may not be able to continue to operate.

The Company expects to incur losses for 2001 (after giving effect to asset impairment charges) and may incur losses into 2002, and it may not be profitable in future periods because the Company's business strategies may not be successful. Failure to re-achieve or maintain profitability could reduce the Company's cash reserves, cause the market price of its common stock to decline and ultimately cause the Company to discontinue operating its business. The Company has incurred losses from time to time in the past and expects to incur losses for 2001 as the Company invests substantial resources in product development, sales and customer support and in the general growth of the Company's organization and records asset impairment charges relating to some of its investments.

Consolidation among the Company's customers could cause the Company to lose customers, decrease the market for the Company's products and result in a reduction of the Company's revenues.

The Company's customer base could decline because of consolidation, and the Company may not be able to expand sales of its products and services to new customers. In addition, the Company's profitability will suffer if the Company reduces its prices in response to competitive pressures without achieving corresponding reductions in the Company's expenses. Consolidation in the pharmaceutical, biotechnology and medical device industries and among clinical research organizations has accelerated in recent years, and the Company expects this trend to continue. The new companies or organizations that result from such consolidation may decide that the Company's products and services are no longer needed because of their own internal processes or the use of alternative systems. In addition, as these industries consolidate, competition to provide products and services to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for the Company's products and services.

The Company's future operating results are uncertain and are likely to fluctuate. If the Company fails to meet the expectations of market analysts and investors, the Company's stock price would likely decline.

If the Company's operating results in any future period fluctuate significantly, the Company may not meet the expectations of market analysts and investors, which would likely cause the market price of the Company's common stock to decline. The Company's operating results have varied widely in the past and the Company expects that they will continue to fluctuate in the future. In addition, the Company's future operating results may not follow any past trends. It is difficult to predict the timing or amount of the Company's revenues because:

  o the Company generates a significant percentage of its revenues from a limited number of customers

  o   the Company's sales cycles are generally lengthy and variable

  o sponsors and clinical research organizations may unexpectedly cancel, postpone or reduce the size of clinical trials

The Company makes decisions on operating expenses based on anticipated revenue trends and available resources. The Company also incurs expenses educating and providing information to its customer base, including through consultations, without any obligation by the customer to purchase the Company's products and services. Because many of the Company's expenses are fixed and the Company is committed to making a significant investment in its organization and in marketing its products and services, delays in recognizing revenues could cause the Company's operating results to fluctuate from period to period.

The Company depends entirely on the clinical trial market and a downturn in this market could cause its revenues to decrease.

The Company's business depends entirely on the clinical trials that pharmaceutical, biotechnology and medical device companies conduct. The Company's revenues will decline if there is less competition in the pharmaceutical, biotechnology or medical device industries, which would result in fewer products under development and decreased pressure to accelerate a product approval. The Company's revenues will also decline if the U.S. Food and Drug Administration or similar agencies in foreign countries loosen their requirements, thereby decreasing the complexity of conducting clinical trials. Any other developments that adversely affect the pharmaceutical, biotechnology or medical device industries generally, including product liability claims, new technologies or products or general business conditions, could also decrease the volume of the Company's business.

The Company's failure to expand its business or manage growth successfully could disrupt its business operations, increase it costs and delay implementation of the Company's business strategies.

Difficulties in managing the Company's future growth could disrupt the Company's business operations, increase the Company's costs and delay achievement of its business goals, making it more difficult for the Company to re-achieve or maintain profitability. The Company's growth strategy depends on its ability to expand and improve its field sales, marketing and services organization, the Company's technology operations and its corporate and administrative organizations, both in the United States and throughout the world. In order to grow, the Company will need to hire additional personnel. There are a limited number of experienced personnel with an adequate knowledge of the Company's industry, and competition for their services is intense. In addition, the Company may not be able to project the rate or timing of increases in the use of products and services accurately or to expand and upgrade its systems and infrastructure to accommodate the increases. The expansion of the Company's foreign operations also will require the Company to assimilate differences in foreign business practices, overcome language barriers and hire and retain qualified personnel abroad.

The Company's failure to establish and maintain strategic alliances may delay the development of its products and services, cause the Company to lose customers and prevent the Company from growing the Company's business, any of which could cause the Company's stock price to decline.

The Company may lose business and be unable to grow its business if it does not maintain and expand its existing alliances or establish new ones, or if its strategic partners do not perform to the Company's expectations. The Company relies significantly on companies with whom the Company has strategic business alliances to provide technologies they have developed that improve the functionality of the Company's products and services while allowing the Company to focus on its core areas of expertise. In addition, the Company has entered into marketing assistance agreements with certain strategic partners, including systems integrators and clinical research organizations, to provide co-marketing and co-branding services. The Company also has relationships with providers of hardware systems, telecommunications, web-hosting and development, systems integration and website content that support its sales and marketing efforts by satisfying other needs of its existing customers that its solutions do not address and by providing the Company access to their customers as potential sources of new business. The Company does not generally have long-term contracts with its strategic partners, so they may cease doing business with the Company on relatively short notice.

The Company may not be successful in competing against others providing similar products and services, which could reduce its revenues and market share.

If the Company's products and services do not achieve widespread acceptance by its customers, its revenues and market share will likely decline. The Company's competitors include internal research departments of pharmaceutical, biotechnology and medical device companies, clinical research organizations, site management companies, software vendors and clinical trial data service companies. The Company's targeted customers, sponsors and clinical research organizations, may decide to choose other technology-based products and services generated internally by them or from another source. Many of the Company's competitors have substantially greater financial and other resources, greater name recognition and more extensive customer bases than the Company does. In addition, many competitors focus their efforts on providing software or services for discrete aspects of the clinical trials process and may compare favorably to the Company on those discrete aspects. The Company may be unable to compete successfully against its competitors.

If the use of the Internet does not continue to grow or the Internet infrastructure cannot support the growing demand, the Company may not grow as expected and the Company's stock price would likely decline.

If the infrastructure of the Internet does not keep pace with the growth of Internet usage and if the Company's targeted customers do not grow comfortable using the Internet, the Company's business will not grow as the Company anticipates, which would likely cause the Company's stock price to decline. One important aspect of the Company's solution is the ability to connect clinical trial participants over the Internet. Despite significant increases in Internet use, many companies have been reluctant to incorporate the Internet into their businesses for a number of reasons, including:

  o inconsistent service quality resulting in part from inadequate infrastructure of servers, routers, switches, telecommunications links and other components

  o lack of confidence in the security and privacy of data transmitted over the Internet

  o    limited internal resources and technical expertise

  o reluctance to dedicate resources to an alternative method of communicating that may render substantial personnel and infrastructure investments obsolete

System failures or capacity constraints could result in the loss of or liability to customers, which could reduce the Company's revenues and increase its expenses.

If the Company's customers experience any significant level of problems with its technology, the Company may become liable to those customers, the Company may be unable to persuade its customers to change from a manual, paper-based process and the Company may lose customers. The success of the Company's products and services depends on the ability to protect against:

  o software or hardware malfunctions that interrupt operation of the Company's applications

  o     power loss or telecommunications failures

  o     overloaded systems

  o     human error

  o     natural disasters

In addition, when the Company offers its software products as an application service provider, its network infrastructure may be vulnerable to computer viruses, break-ins and similar disruptive problems caused by the Company's customers or other Internet users. This could also lead to delays, loss of data, interruptions or cessation of service to the Company's customers for which the Company may be liable. There is no current technology that provides absolute protection against these events. In addition, the Company may find that the cost to develop or incorporate technology into its products that provides the maximum protection against these problems outweighs the incremental benefits of providing such enhanced protection.

The Company's software products are complex and may contain undetected software errors, which could lead to an increase in the Company's costs or a reduction in its revenues.

The occurrence of hardware and software errors, whether caused by the Company's solutions or another vendor's products, could:

  o cause sales of the Company's solutions to decrease and its revenues to decline

  o     cause the Company to incur significant warranty and repair costs

  o divert the attention of the Company's technical personnel away from product development efforts

  o     cause significant customer relations problems

Complex software products such as those included in the Company's technology solutions frequently contain undetected errors when first introduced or as new versions are released. The Company has, from time to time, found errors in the software products included in the Company's solutions, and in the future the Company may find additional errors. In addition, the Company combines its solutions with software and hardware products from other vendors. As a result, the Company may experience difficulty in identifying the source of an error.

Rapidly changing technology may impair the Company's ability to develop and market its solutions and cause the Company to become less competitive.

The Company's failure to continuously offer competitive products and services could cause the Company to lose customers and prevent the Company from successfully marketing the Company's solutions to prospective customers. As a result, the Company's revenues would likely decline. Because the Company's business relies on technology, it is susceptible to:

  o     rapid technological change

  o     changing customer needs

  o     frequent new product introductions

  o     evolving industry standards

As the Internet, computer and software industries continue to experience rapid technological change, the Company must quickly modify the Company's solutions to adapt to such changes. The demands of operating in such an environment may delay or prevent the Company's development and introduction of new or enhanced products and services that continually meet changing market demands and that keep pace with evolving industry standards. The Company has experienced development delays in the past and may experience similar or more significant delays in the future. In addition, competitors may develop products superior to the Company's solutions, which could make its products obsolete.

The Company depends on certain key executives, the loss of whom could disrupt its operations, cause the Company to incur additional expenses and impede its ability to expand its operations.

The loss of the services of one or more of the Company's key executives could negatively affect its ability to achieve its business goals. The Company's future performance will depend significantly on the continued service and performance of all of its executives, particularly Dr. Joel Morganroth, the Company's Chairman and Chief Scientist, and Mr. Joseph A. Esposito, the Company's President and Chief Executive Officer. The Company also depends on its key technical, customer support, sales and other managerial employees. The Company believes that it would be costly and time consuming to find suitable replacements for these employees.

If the Company is unable to protect its proprietary technology or maintain its technological advantages, the Company may lose its intellectual property rights and become less competitive.

If the Company fails to protect its intellectual property from infringement, other companies may use the Company's intellectual property to offer competitive products at lower prices. If the Company fails to compete effectively against these companies, the Company could lose customers and experience a decline in sales of its solutions and revenues. To protect the Company's intellectual property rights, the Company relies on a combination of copyright and trade secret laws and restrictions on disclosure. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may copy or otherwise obtain and use its products and technology. Monitoring unauthorized use of the Company's solutions is difficult and the steps the Company has taken may not prevent unauthorized use of its technology, particularly in foreign countries where the laws may not protect the Company's proprietary rights as fully as in the United States.

Third parties may claim that the Company infringes upon their intellectual property rights, which could result in the loss of its rights, subject the Company to liability and divert management attention.

Although the Company is not currently involved in any intellectual property litigation, the Company may be a party to litigation in the future either to protect its intellectual property or as a result of an alleged infringement by the Company of the intellectual property of others. These claims and any resulting litigation could subject the Company to significant liability or invalidate the Company's ownership rights in the technology used in its solutions. As a result, the Company may have to stop selling its solutions. Litigation, regardless of the merits of the claim or outcome, could consume a great deal of the Company's time and money and would divert management time and attention away from its core business.

Any potential intellectual property litigation also could force the Company to do one or more of the following:

  o stop using the challenged intellectual property or selling the Company's products or services that incorporate it

  o obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which could be costly or unavailable

  o redesign those products or services that are based on or incorporate the challenged intellectual property, which could be costly and time consuming or could adversely affect the functionality and market acceptance of the Company's products

If the Company must take any of the foregoing actions, the Company may be unable to sell its solutions, which would substantially reduce its revenues.

Extensive governmental regulation of the clinical trial process could require costly modifications to the Company's products or could adversely affect prospective customers' willingness to use its products and services.

The Company may incur increased expenses or suffer a reduction in revenues if its products and services do not comply with applicable government regulations. The U.S. Food and Drug Administration has published guidelines addressing a broad range of matters relating to the use of computerized systems to collect, manage and analyze data from clinical trials. Moreover, electronic data entry, management and analysis of medical information pertaining to subjects in clinical trials is a recent concept that will be subject to state and federal government regulations that are not yet finalized. Conforming the Company's products and services to these guidelines or to future changes in regulation could substantially increase the Company's expenses. In the United States and in foreign countries, regulatory authorities have also established other standards for conducting clinical trials leading to the approval of new products with which the Company must comply. The Company is subject to these regulations because its products and services assist sponsors and clinical research organizations in conducting trials and preparing new drug or device applications. If a regulatory authority concludes that trials were not conducted in accordance with established requirements, it may take a variety of enforcement actions depending upon the nature of the violation and the applicable country. In the United States, these measures may range from issuing a warning letter or seeking injunctive relief or civil penalties to recommending criminal prosecution, which could result in a prohibition upon the Company's continued participation in future clinical trials. In addition, regulations have been proposed in the United States to establish privacy standards for individually identifiable health information that may be maintained or transmitted electronically. The Company's customers and prospective customers will be less likely to use the Company's products and services if the products and services do not comply with regulatory requirements in all countries where clinical trials are expected to take place or if the Company is precluded from participating in clinical trials in countries where trials will be conducted.

The Company's international operations expose the Company to significant risks and the revenues generated from these operations may not exceed the expenses of maintaining and expanding its international presence.

A key element of the Company's business strategy is to expand its global operations. The Company faces a number of risks and expenses that are inherent in operating in foreign countries and, accordingly, the Company's global operations may never be profitable to the Company. The risks to the Company from the Company's global operations include:

  o     Government regulations

  o     Trade restrictions

  o     Burdensome foreign taxes

  o     Exchange rate controls and currency exchange rate fluctuations

  o     Political and economic instability

  o     Varying technology standards

  o     Difficulties in staffing and managing foreign operations

The Company will be subject to a variety of government regulations in the countries where the Company markets its products and services. The Company currently operates in the United Kingdom through a foreign subsidiary and may operate in other countries through additional foreign subsidiaries. If the Company forms foreign subsidiaries outside of the United Kingdom, the Company may need to withhold taxes on earnings or other payments they distribute to the Company. Generally, the Company can claim a foreign tax credit against its federal income tax expense for these taxes. However, the United States tax laws have a number of limitations on the Company's ability to claim that credit or to use any foreign tax losses, which could result in higher payment by the Company of taxes in the United States. The Company may also need to include its share of its foreign subsidiaries' earnings in its income even if the subsidiaries do not distribute money to the Company. As a result, less cash would be available to the Company in the United States.

The Company's global operations may involve transactions in a variety of currencies. Fluctuations in currency exchange rates could reduce the Company's reported revenues or increase its reported expenses. The Company currently does not have hedging investments.

The agreements that the Company signs with customers outside the United States may be governed by the laws of the countries where the Company provides its products and services. The Company may also need to resolve any disputes under these agreements in the courts or other dispute resolution forums in those countries. This could be expensive or could distract management's attention away from the Company's core business.

The Company may incur liability as a result of providing electrocardiogram analysis and interpretation services.

The Company provides centralized analysis and interpretation of electrocardiograms in connection with its customers' clinical trials. It is possible that liability may be asserted against the Company and the physicians who interpret the electrocardiograms for the Company for failing to accurately diagnose a medical problem indicated by the electrocardiogram or for failing to disclose a medical problem to the investigator responsible for the subject being tested. If the Company is found liable, it may be forced to pay fines and damages and to discontinue a portion of its operations. The contractual protections included in the Company's customer contracts and its insurance coverage may not be sufficient to protect the Company against such liability. If the protections are not adequate, the Company may be unable to achieve or maintain profitability and the Company's stock price would likely fall.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

The Company's primary financial market risks include fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with fixed rates with maturities of less than one year. The Company actively manages its portfolio of cash equivalents and marketable securities but in order to ensure liquidity will only invest in instruments with high credit quality where a secondary market exists. The Company has not and does not hold any derivatives related to its interest rate exposure. Due to the average maturity and conservative nature of the Company's investment portfolio, a sudden change in interest rates would not have a material effect of the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for the three months ended March 31, 2001 would have decreased by less than $50,000. This estimate assumes that the decrease occurred on the first day of 2001 and reduced the yield of each investment by 100 basis points. The impact on the Company's future interest income of future changes in investment yields will depend largely on the gross amount of the Company's cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources".

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

Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating loss for international operations by less than $25,000.

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

(2)    Offering Date: February 4, 1997

(3)    Not Applicable

(4)    (i)    The offering terminated after all shares registered were sold

       (ii)   Managing Underwriters:  Montgomery Securities
                                      Furman Selz
                                      Genesis Merchant Group

       (iii)  Class of Securities Registered: Common Stock

       (iv)                            Account of Company             Account of Selling Shareholder
                                       ------------------             ------------------------------
              Amount Registered        2,206,250 common stock         956,250 common stock

              Aggregate price of
              Amount Registered        $37,506,250                  $16,256,250

              Amount Sold                2,206,250                      956,250

              Aggregate Offering
              Price of Amount Sold     $37,506,250                  $16,256,250

(v)      Expenses of offering for account of the Company:
         Underwriting Discount and Commission                        $2,625,437
         Other expenses                                                 698,813
         Total Expenses                                              $3,324,250

         (A) There were no direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of common stock of the Company; or affiliates of the Company.

         (B) All of the above payments were direct or indirect payments to others not described in clause (A).


(vi)   Net Offering Proceeds to the Company:                        $34,182,000

(vii)  Use of Proceeds as of March 31, 2001:
       Net cash paid for business acquisition                         8,655,000
       Net cash paid for minority investments                         8,725,000
       Purchases of equipment                                        11,712,000
       Net cash paid for repurchase of common stock                   2,738,000
       Temporary Investments (consisting of short-term,
       Investment-grade securities)                                   2,352,000

       All of the above payments were to others not described in item (v) (A) above.

(viii) The use of proceeds is consistent with the Prospectus

Item 6.    Exhibits and Reports on Form 8-K

           a.)    Exhibits

           3.1    Amended and Restated Certificate of Incorporation, as amended

           99.1 Transcript of the Company's first quarter 2001 earnings release conference call held on April 26, 2001

           b.)    Reports on Form 8-K

                  None

                                   Signatures


              Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         eResearchTechnology, Inc.
                                         (Registrant)


Date:    May 11, 2001               By:    /s/   Joseph Esposito
                                       ----------------------------------------
                                           Joseph Esposito
                                           Chief Executive Officer




Date:    May 11, 2001               By:    /s/   Bruce Johnson
                                       ----------------------------------------
                                           Bruce Johnson
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)