Form 10-Q
period 2001-06-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2001-08-10
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 205498

                                    FORM 10-Q

(Mark One)

         [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001
                                                                -------------
                                       or

         [ ] Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transitional period from _____________ to__________________


Commission file number  0-29100
                      ---------

                            eResearchTechnology, Inc.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                          Delaware                                                                22-3264604
-----------------------------------------------------------            -----------------------------------------------------------
       (State or other jurisdiction of incorporation                                 (I.R.S. Employer Identification No.)
                      or organization)

                  30 South 17th Street
                    Philadelphia, PA                                                                19103
-----------------------------------------------------------            -----------------------------------------------------------
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
    X     Yes           No
----------        ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, $.01 par value, outstanding as of July 31, 2001, was 6,960,887.

                   eResearchTechnology, Inc. and Subsidiaries

                                      INDEX

                                                                                                                       Page
                                                                                                                       ----
Part I.  Financial Information

             Item 1.       Consolidated Financial Statements

                           Consolidated balance sheets--June 30, 2001 (unaudited) and
                           December 31, 2000                                                                              3

                           Consolidated statements of operations (unaudited)--Three and
                           Six Months Ended June 30, 2001 and 2000                                                        4

                           Consolidated statements of cash flows (unaudited)--Six Months
                           Ended June 30, 2001 and 2000                                                                   5

                           Notes to consolidated financial statements (unaudited)                                       6-9

             Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                                 10-17

             Item 3.       Qualitative and Quantitative Disclosures about Market Risk                                    17

Part II. Other Information

             Item 2.       Changes in Securities and Use of Proceeds                                                     18

             Item 4.       Submission of Matters to a Vote of Security Holders                                           19

             Item 6.       Exhibits and Reports on Form 8-K                                                              20

                           a.)      Exhibits

                           b.)      Reports on Form 8-K

Signatures                                                                                                               21

Part 1. Financial Information

Item 1. Consolidated Financial Statements

                   eResearchTechnology, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                         June  30,  2001               December 31, 2000
                                                                         ---------------               -----------------
                                                                           (unaudited)
Assets

Current assets:
      Cash and cash equivalents                                             $ 13,603                        $ 21,910
      Short-term investments                                                   6,019                           5,747
      Marketable securities                                                    1,348                           2,372
      Accounts receivable, net                                                 4,903                           6,811
      Prepaid expenses and other                                               1,995                           3,710
      Deferred income taxes                                                      277                             433
                                                                            --------                        --------
            Total current assets                                              28,145                          40,983

Property and equipment, net                                                    5,786                           4,429
Goodwill, net                                                                  1,370                           1,528
Investments in non-marketable securities                                       1,226                           2,450
Other assets                                                                      58                             405
Deferred income taxes                                                          3,776                           4,169
                                                                            --------                        --------
                                                                            $ 40,361                        $ 53,964
                                                                            ========                        ========
Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                      $  1,431                        $  1,745
      Accrued expenses                                                         3,681                           3,843
      Income taxes payable                                                     1,224                           1,209
      Deferred revenues                                                        3,609                           3,497
                                                                            --------                        --------
             Total current liabilities                                         9,945                          10,294

Minority interest in subsidiary                                                    -                           9,500

Commitments and contingencies

Stockholders' equity:
      Preferred stock - $10 par value, 500,000 shares authorized,
             none issued and outstanding                                           -                               -
      Common stock - $.01 par value, 15,000,000 shares authorized,
             7,470,687 shares issued                                              75                              75
      Additional paid-in capital                                              38,890                          38,861
      Unrealized loss on marketable securities, net of tax                      (409)                         (2,042)
      Treasury stock, 509,800 and 499,800 shares at cost                      (2,766)                         (2,711)
      Accumulated deficit                                                     (5,374)                            (13)
                                                                            --------                        --------
             Total stockholders' equity                                       30,416                          34,170
                                                                            --------                        --------
                                                                            $ 40,361                        $ 53,964
                                                                            ========                        ========

        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (in thousands, except per share information)

                                                         Three Months Ended June 30,                 Six Months Ended June 30,
                                                        -----------------------------              ------------------------------
                                                          2001                 2000                  2001                 2000
                                                        --------            ---------              --------             ---------
                                                                (unaudited)                                 (unaudited)
Net revenues:
     Licenses                                           $    198            $   1,362              $    224             $   2,355
     Services                                              6,760                5,699                12,628                10,787
                                                        --------            ---------              --------             ---------

           Total net revenues                              6,958                7,061                12,852                13,142
                                                        --------            ---------              --------             ---------

Costs of revenues:
     Cost of licenses                                        128                  153                   234                   239
     Cost of services                                      3,041                3,289                 6,155                 6,382
                                                        --------            ---------              --------             ---------

           Total costs of revenues                         3,169                3,442                 6,389                 6,621
                                                        --------            ---------              --------             ---------

           Gross margin                                    3,789                3,619                 6,463                 6,521
                                                        --------            ---------              --------             ---------

Operating expenses:
     Selling and marketing                                 1,401                1,275                 2,730                 2,466
     General and administrative                            1,272                1,739                 2,601                 3,274
     Research and development                              1,216                1,155                 2,465                 1,958
     Asset impairment charge                                   -                    -                 4,970                     -
                                                        --------            ---------              --------             ---------

           Total operating expenses                        3,889                4,169                12,766                 7,698
                                                        --------            ---------              --------             ---------

Operating loss                                              (100)                (550)               (6,303)               (1,177)
Interest income, net                                         243                  382                   604                   654
Gain on sale of domestic CRO operations                        -                  248                   232                   248
                                                        --------            ---------              --------             ---------

Income (loss) before income taxes                            143                   80                (5,467)                 (275)
Income tax benefit (provision)                               (57)                 (32)                  222                   110
Minority interest dividend                                     -                    -                  (116)                    -
                                                        --------            ---------              --------             ---------

Net income (loss)                                       $     86            $      48              $ (5,361)            $    (165)
                                                        ========            =========              ========             =========

Basic and diluted net income (loss) per share           $   0.01            $    0.01              $  (0.77)            $   (0.02)
                                                        ========            =========              ========             =========

        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                       Six Months Ended June 30,
                                                                                                    -------------------------------
                                                                                                      2001                   2000
                                                                                                    --------               --------
                                                                                                              (unaudited)
Operating activities:
      Net loss                                                                                      $ (5,361)              $   (165)
      Adjustments to reconcile net loss to net cash provided by
           (used in) operating activities:
                 Gain on sale of the domestic CRO operations                                            (232)                  (248)
                 Depreciation and amortization                                                           870                    811
                 Provision for losses on accounts receivable                                               -                    468
                 Issuance of common stock options and warrants for services rendered                      29                     95
                 Deferred income taxes                                                                  (540)                  (110)
                 Asset impairment charge                                                               4,970                      -
                 Changes in assets and liabilities:
                      Accounts receivable                                                              1,908                 (2,731)
                      Prepaid expenses and other                                                         446                   (839)
                      Accounts payable                                                                  (935)                  (620)
                      Accrued expenses                                                                  (417)                   125
                      Income taxes payable                                                                15                 (2,229)
                      Deferred revenues                                                                  112                  1,168
                                                                                                    --------               --------
                            Net cash provided by (used in) operating activities                          865                 (4,275)
                                                                                                    --------               --------

Investing activities:
      Purchases of property and equipment                                                             (1,448)                (1,058)
      Purchase of marketable securities                                                                    -                 (5,775)
      Purchase of non-marketable securities                                                                -                   (233)
      Net purchase of short-term investments                                                            (272)                (3,302)
      Net proceeds from sale of the domestic CRO operations                                            2,742                  8,248
                                                                                                    --------               --------
                            Net cash provided by (used in) investing activities                        1,022                 (2,120)
                                                                                                    --------               --------

Financing activities:
      Net proceeds from the issuance of convertible preferred
           stock in subsidiary                                                                             -                  9,500
      Net proceeds from exercise of stock options                                                          -                    319
      Purchase of convertible preferred stock in subsidiary                                           (9,500)                     -
      Minority interest dividend paid                                                                   (639)                     -
      Repurchase of common stock for treasury                                                            (55)                     -
                                                                                                    --------               --------
                            Net cash provided by (used in) financing activities                      (10,194)                 9,819
                                                                                                    --------               --------
Net increase (decrease) in cash and cash equivalents                                                  (8,307)                 3,424

Cash and cash equivalents, beginning of period                                                        21,910                 16,765
                                                                                                    --------               --------
Cash and cash equivalents, end of period                                                            $ 13,603               $ 20,189
                                                                                                    ========               ========

        The accompanying notes are an integral part of these statements.

                    ResearchTechnology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the "Company") and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Further information on potential factors that could affect the Company's financial results can be found in the Company's Reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Note 3. Asset Impairment Charge - Marketable and Non-Marketable Securities

At June 30, 2001, marketable securities consisted of an investment in the common stock of Medical Advisory Systems (MAS), a publicly traded company, which the Company purchased in March 2000 for $5,775,000. This investment has been classified as available-for-sale, pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. As of December 31, 2000, an unrealized loss of $2,042,000, net of tax, was reported as a separate component of stockholders' equity. In March 2001, in accordance with SFAS No. 115, management determined the decline in the fair value of MAS common stock to be other than temporary, and as a result wrote down the cost basis of the MAS investment to $2,029,000, which was the market value of the MAS common stock held on March 31, 2001. In connection with this write-down, an asset impairment charge of $3,746,000 was recorded during the quarter ended March 31, 2001. As of June 30, 2001, an unrealized loss of $409,000, net of tax, was reported as a separate component of stockholders' equity.

At June 30, 2001, investments in non-marketable securities include the carrying value of the Company's investment in AmericasDoctor.com, Inc., which is accounted for under the cost method in accordance with Accounting Principles Board (APB) No. 18, "The Equity Method of Accounting for Investments in Common Stock." In March 2001, in accordance with APB No. 18, management determined that a decrease in the value of the investment occurred which was deemed to be other than temporary, and as a result wrote down the cost basis of the investment to $1,076,000. In connection with this write-down, an asset impairment charge of $1,224,000 was recorded during the quarter ended March 31, 2001.

Note 4. Net Income (Loss) per Share

The Company follows SFAS No. 128 "Earnings per Share". This statement requires the presentation of basic and diluted earnings per share. Basic net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, which consist primarily of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations.

Three Months Ended June 30,
                                                                                                                    Per
                                                                    Net                                            Share
2001                                                              Income                     Shares                Amount
----------------------------------------------------------        ------                     ------                ------
Basic net income..........................................     $    86,000                  6,965,000              $ 0.01
Effect of dilutive shares.................................              --                     26,000                  --
                                                               -----------                  ---------              ------

Diluted net income........................................     $    86,000                  6,991,000              $ 0.01
                                                               ===========                  =========              ======

2000
----------------------------------------------------------

Basic net income..........................................     $    48,000                  6,960,000              $ 0.01
Effect of dilutive shares.................................              --                    154,000                  --
                                                               -----------                  ---------              ------

Diluted net income........................................     $    48,000                  7,114,000              $ 0.01
                                                               ===========                  =========              ======

Options to purchase 147,000 and 491,000 shares of common stock were outstanding at June 30, 2001 and 2000, respectively, and were included in the computation of diluted net income per share. Options to purchase 1,089,000 and 253,000 shares of common stock were outstanding at June 30, 2001 and 2000, respectively, but were not included in the computation of diluted net income per share because the option exercise prices were greater than the average market price of the Company's common stock during the period.

Six Months Ended June 30,
                                                                                                                    Per
                                                                    Net                                            Share
2001                                                                Loss                     Shares                Amount
----------------------------------------------------------        ------                     ------                ------
Basic net loss............................................     $(5,361,000)                 6,968,000              $(0.77)
Effect of dilutive shares.................................              --                         --                  --
                                                               -----------                  ---------              ------

Diluted net loss..........................................     $(5,361,000)                 6,968,000              $(0.77)
                                                               ===========                  =========              ======

2000
----------------------------------------------------------

Basic net loss............................................     $  (165,000)                 6,942,000              $(0.02)
Effect of dilutive shares.................................              --                         --                  --
                                                               -----------                  ---------              ------

Diluted net loss..........................................     $  (165,000)                 6,942,000              $(0.02)
                                                               ===========                  =========              ======

Options to purchase 1,236,000 and 744,000 shares of common stock were outstanding at June 30, 2001 and 2000, respectively, but were not included in the diluted computation because the Company incurred a net loss and the inclusion would be anti-dilutive.

Note 5.  Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income." The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation and marketable securities. The unrealized gains and losses from foreign currency translation were immaterial as of June 30, 2001 and 2000. For the six months ended June 30, 2001 and 2000, the Company recorded an unrealized loss of $409,000 and $41,000, respectively, net of tax, from its investment in marketable securities.

Note 6. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001), and SFAS No. 142 "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No.141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

Note 7.  Operating Segments

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

The Company evaluates performance based on the net revenues and operating earnings performance of the respective business segments. Segment information is as follows:

                                                                    Three Months Ended June 30, 2001
                                                 -----------------------------------------------------------------------
                                                   Clinical            Technology
                                                  Operations           Operations            Other              Total
                                                 -----------          -----------         -----------       ------------
License revenues                                 $         -          $   198,000         $         -       $    198,000
Services revenues                                  4,966,000            1,794,000                   -          6,760,000
                                                 -----------          -----------         -----------       ------------
Net revenues from external customers               4,966,000            1,992,000                   -          6,958,000
Income (loss) from operations                        991,000           (1,091,000)                  -           (100,000)
Identifiable assets                                9,626,000            4,486,000          26,249,000         40,361,000

                                                                    Three Months Ended June 30, 2000
                                                 -----------------------------------------------------------------------
                                                   Clinical            Technology
                                                  Operations           Operations            Other              Total
                                                 -----------          -----------         -----------       ------------
License revenues                                 $         -          $ 1,362,000         $         -       $  1,362,000
Services revenues                                  3,678,000            2,021,000                   -          5,699,000
                                                 -----------          -----------         -----------       ------------
Net revenues from external customers               3,678,000            3,383,000                   -          7,061,000
Loss from operations                                (134,000)            (416,000)                  -           (550,000)
Identifiable assets                                7,307,000            5,923,000          40,134,000         53,364,000

                                                                    Six Months Ended June 30, 2001
                                                 -----------------------------------------------------------------------
                                                   Clinical            Technology
                                                  Operations           Operations            Other              Total
                                                 -----------          -----------         -----------       ------------
License revenues                                 $         -          $   224,000         $         -       $    224,000
Services revenues                                  9,089,000            3,539,000                   -         12,628,000
                                                 -----------          -----------         -----------       ------------
Net revenues from external customers               9,089,000            3,763,000                   -         12,852,000
Income (loss) from operations                      1,139,000           (2,472,000)         (4,970,000)        (6,303,000)
Identifiable assets                                9,626,000            4,486,000          26,249,000         40,361,000

                                                                    Six Months Ended June 30, 2000
                                                 -----------------------------------------------------------------------
                                                   Clinical            Technology
                                                  Operations           Operations            Other              Total
                                                 -----------          -----------         -----------       ------------
License revenues                                 $         -          $ 2,355,000         $         -         $2,355,000
Services revenues                                  6,617,000            4,170,000                   -         10,787,000
                                                 -----------          -----------         -----------       ------------
Net revenues from external customers               6,617,000            6,525,000                   -         13,142,000
Loss from operations                                (218,000)            (959,000)                  -         (1,177,000)
Identifiable assets                                7,307,000            5,923,000          40,134,000         53,364,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion and analysis should be read in conjunction with the Company's financial statements and the related notes to the financial statements appearing elsewhere in this report. The following includes a number of forward-looking statements that reflects the Company's current views with respect to future events and financial performance. The Company uses words such as anticipate, believe, expect, future, and intend, and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to risks and uncertainties such as competitive factors, technology development, market demand and the Company's ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects, and internal issues of the sponsoring client. These and other risk factors have been further discussed in the Company's Report on Form 10-Q dated March 31, 2001. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further information on potential factors that could affect the Company's financial results can be found in the Company's Registration Statement on Form S-1 and its Reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission.

Overview

eResearchTechnology, Inc. (the "Company") is a business-to-business provider of integrated software applications and technology consulting services to the pharmaceutical, biotechnology and medical device industries. The Company offers Internet and other technology-based solutions designed to streamline the clinical trials process by enabling its customers to automate many parts of a clinical trial. The Company is also a market leader in providing centralized core-diagnostic electrocardiographic services on a global basis. Historically, the Company's products and services have been provided, both in the United States and internationally, through two business segments: Clinical Operations and Technology Operations. Clinical Operations include centralized core-diagnostic electrocardiographic services. Technology Operations include the development, marketing and support of clinical trial and data management software and consulting services.

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

The Company's strategy is to create more of a recurring revenue business model by deploying eResNets and modular solutions under agreements that permit their use in multiple clinical trials at any number of sites. An eResNet integrates the Company's analytical processing tools with any combination of the Company's products and services that includes the data capture system called eDataEntry and the Company's software for collecting, editing and managing clinical trial data called eDataManagement. By offering the eResNet and modular solutions to its customers, the Company gives the customer the option of either using an existing license, purchasing an additional license or paying monthly for the use of these solutions on a per user, per trial, per site basis. However, this business model is in an emerging state and its revenue and income potential is unproven. Furthermore, the Company's historical revenue sources will likely continue to be major contributors to the Company's overall revenues.

The Company experienced a decrease in license revenues in the first and second quarters of 2001. Even though the Company's pipeline of new business opportunities is strong, growing caution in the general business climate and particularly in the technology sector has impacted final decisions on new software licenses in 2001. The Company completed extensions to two existing technology agreements in the second quarter. The Company introduced a new strategy in 2001 which offers customers a flexible acquisition option to purchase or rent the Company's applications on either a monthly or annual basis. The Company also launched its first customers under the applications service provider (ASP) model in 2001 and currently has four clients operational. The ASP approach also offers the Company the opportunity to build market share and obtain accounts that basically were not willing to purchase legacy solutions through a license fee.

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

Cost of licenses consists primarily of the cost of application provider services, the cost of producing compact disks and related documentation and royalties paid to third parties in connection with their contributions to the Company's product development. Cost of services includes the cost of technology consulting and maintenance services and the cost of diagnostic services. Cost of technology consulting and maintenance services consists primarily of wages, fees paid to outside consultants and other direct operating costs related to the Company's consulting and customer support functions. Cost of diagnostic services consists primarily of direct costs related to the Company's centralized electrocardiogram services and includes wages, fees paid to outside consultants, shipping expenses and other direct operating costs. Selling and marketing expenses consist primarily of salaries and commissions paid to sales and marketing personnel or paid to third parties under marketing assistance agreements, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of salaries, benefits and direct costs for the Company's finance, administrative, corporate information technology and executive management functions, in addition to professional service fees. Research and development expenses consist primarily of salaries and benefits paid to the Company's product development staff, costs paid to outside consultants and direct costs associated with the development of the Company's technology products.

The Company conducts its operations with offices in the United States and the United Kingdom (UK). The Company's international net revenue represented 20.1% and 15.2% of total net revenue for the three months ended June 30, 2001 and 2000, respectively, and 24.6% and 17.2% of total net revenue for the six months ended June 30, 2001 and 2000, respectively.

Results of Operations

The following table presents certain financial data as a percentage of total net revenues:

                                                      Three Months Ended June 30,                 Six Months Ended June 30,
                                                    -----------------------------              ------------------------------
                                                      2001                 2000                  2001                  2000
                                                    --------             --------              --------              --------
                                                             (unaudited)                                 (unaudited)
Net revenues:
     Licenses                                           2.8%                19.3%                  1.7%                 17.9%
     Services                                          97.2                 80.7                  98.3                  82.1
                                                    -------              -------               -------               -------

           Total net revenues                         100.0                100.0                 100.0                 100.0
                                                    -------              -------               -------               -------

Costs of revenues:
     Cost of licenses                                   1.8                  2.2                   1.8                   1.8
     Cost of services                                  43.7                 46.6                  47.9                  48.6
                                                    -------              -------               -------               -------

           Total costs of revenues                     45.5                 48.7                  49.7                  50.4
                                                    -------              -------               -------               -------

           Gross margin                                54.5                 51.3                  50.3                  49.6
                                                    -------              -------               -------               -------

Operating expenses:
     Selling and marketing                             20.1                 18.1                  21.2                  18.8
     General and administrative                        18.3                 24.6                  20.2                  24.9
     Research and development                          17.5                 16.4                  19.2                  14.9
     Asset impairment charge                              -                    -                  38.7                     -
                                                    -------              -------               -------               -------

           Total operating expenses                    55.9                 59.1                  99.3                  58.6
                                                    -------              -------               -------               -------

Operating loss                                         (1.4)                (7.8)                (49.0)                 (9.0)
Interest income, net                                    3.5                  5.4                   4.7                   5.0
Gain on sale of domestic CRO                              -                  3.5                   1.8                   1.9
                                                    -------              -------               -------               -------

Income (loss) before income taxes                       2.1                  1.1                 (42.5)                 (2.1)
Income tax benefit (provision)                         (0.9)                (0.4)                  1.7                   0.8
Minority interest dividends                               -                    -                  (0.9)                    -
                                                    -------              -------               -------               -------

Net income (loss)                                       1.2%                 0.7%                (41.7)%                (1.3)%
                                                    =======              =======               =======               =======

Three months ended June 30, 2001 compared to three months ended June 30, 2000.

Total net revenues decreased 1.4% to $7.0 million for the three months ended June 30, 2001 compared to $7.1 million for the three months ended June 30, 2000.

License revenues decreased 85.9% to $198,000 for the three months ended June 30, 2001 compared to $1.4 million for the three months ended June 30, 2000. The decrease in license revenues was primarily due to fewer license contract signings in the second quarter of 2001. The Company believes the decrease in license contract signings was primarily the result of growing caution in the general business climate and particularly in the technology sector, which has impacted final decisions on new software licenses in the second quarter of 2001. Services revenues increased 19.3% to $6.8 million for the three months ended June 30, 2001 compared to $5.7 million for the three months ended June 30, 2000. Technology consulting and training service revenues decreased 31.4% to $755,000 for the three months ended June 30, 2001 compared to $1.1 million for the three months ended June 30, 2000. The decrease in technology consulting and training service revenues was due primarily to the termination of a two-year consulting contract in December 2000, which accounted for $575,000 of revenue in the second quarter of 2000. This decrease was partially offset by additional support revenues from new software installations and increased consulting activity in support of the Company's software and client needs. Software maintenance revenues increased 8.5% to $1.0 million for the three months ended June 30, 2001 compared to $922,000 for the three months ended June 30, 2000. The increase in software maintenance was due to a larger installed base of software licenses during the second quarter of 2001 compared to the second quarter of 2000. Diagnostic service revenues increased 35.1% to $5.0 million for the three months ended June 30, 2001 compared to $3.7 million for the three months ended June 30, 2000. The increase was primarily due to increased sales volume with both new and existing clients.

Total cost of revenues decreased 5.9% to $3.2 million, or 45.5% of total net revenues, for the three months ended June 30, 2001 compared to $3.4 million, or 48.7% of total net revenues for the three months ended June 30, 2000.

The cost of license revenues decreased 16.3% to $128,000 for the three months ended June 30, 2001 from $153,000 for the three months ended June 30, 2000. The decrease in the cost of license revenues was primarily due to third party royalties incurred in the second quarter of 2000 from software sales. There were minimal royalties payable to third parties in the second quarter of 2001. This decrease was partially offset by application service provider hosting fees incurred in the second quarter of 2001. There were no application service provider hosting fees in the second quarter of 2000. As a percentage of license revenues, the cost of license revenues increased to 64.6% for the three months ended June 30, 2001 from 11.2% for the three months ended June 30, 2000. The increase in the cost of license revenues as a percentage of license revenues was due to the significant decrease in license revenues in the second quarter of 2001 with only a small reduction in costs, some of which are relatively fixed in nature. The cost of services revenues decreased 9.1% to $3.0 million for the three months ended June 30, 2001 from $3.3 million for the three months ended June 30, 2000. As a percentage of services revenues, the cost of services revenues decreased to 44.1% for the three months ended June 30, 2001 from 57.9% for the three months ended June 30, 2000. The cost of technology consulting and training service revenues increased 29.0% to $601,000, or 79.6% of technology consulting and training service revenues, for the three months ended June 30, 2001 compared to $466,000, or 42.4% of technology consulting and training service revenues, for the three months ended June 30, 2000. The increase in both the costs of technology consulting and training service revenues and the cost of technology consulting and training service revenues as a percentage of technology consulting and training service revenues was due primarily to additional personnel, subcontracting costs and travel and increased facility and depreciation expenses. The increase in the costs of technology and training service revenues as a percentage of technology consulting and training service revenues was also due to the termination of a two-year consulting contract in December 2000 which accounted for $575,000 of revenue for the second quarter of 2000 at a higher than typical margin. The cost of software maintenance revenues decreased 44.7% to $374,000, or 37.4% of software maintenance revenues, for the three months ended June 30, 2001 compared to $676,000, or 73.3% of software maintenance revenues, for the three months ended June 30, 2000. The decrease in both the cost of software maintenance revenues and the cost of software maintenance revenues as a percentage of software maintenance revenues was due primarily to a reduction in subcontracting costs, recruitment fees and personnel dedicated to software maintenance during the second quarter of 2001. The cost of diagnostic service revenues decreased 4.5% to $2.1 million, or 42.0% of diagnostic service revenues, for the three months ended June 30, 2001 compared to $2.2 million, or 59.5% of diagnostic service revenues, for the three months ended June 30, 2000. The decrease in the cost of diagnostic service revenues was due primarily to a cost control initiative which took effect during the second quarter of 2001. This decrease was partially offset by an increase in variable costs associated with the increase in diagnostic service revenues. The decrease in the cost of diagnostic service revenues as a percentage of diagnostic service revenues was due primarily to the increase in diagnostic service revenues without a comparable increase in costs, many of which are fixed in nature.

Selling and marketing expenses increased 7.7% to $1.4 million, or 20.1% of total net revenues, for the three months ended June 30, 2001 compared to $1.3 million, or 18.1% of total net revenues, for the three months ended June 30, 2000. The increase was primarily due to increased payroll costs associated with expanding the Company's sales force during the fourth quarter of 2000. This increase was partially offset by lower advertising and promotion costs in the second quarter of 2001.

General and administrative expenses decreased 23.5% to $1.3 million, or 18.3% of total net revenues, for the three months ended June 30, 2001 from $1.7 million, or 24.6% of total net revenues, for the three months ended June 30, 2000. The decrease was primarily due to bad debt expense recognized in the second quarter of 2000 that was not recognized in 2001.

Research and development expenses were $1.2 million the three months ended June 30, 2001 and 2000. As a percentage of total net revenues, research and development expenses increased to 17.5% from 16.4%. The increase in research and development expenses as a percentage of total net revenues was primarily due to a decrease in revenue in 2001 without a comparable decrease in costs, many of which are fixed in nature.

Interest income consisted of interest earned on the Company's cash, cash equivalents and short-term investments, and decreased to $243,000 from $382,000 for the three months ended June 30, 2001 and 2000, respectively. The decrease was due to lower cash and short-term investment balances in 2001.

The Company's effective tax rate was 39.9% and 40.0% for the three months ended June 30, 2001 and 2000, respectively.

Six months ended June 30, 2001 compared to six months ended June 30, 2000.

Total net revenues decreased 1.5% to $12.9 million for the six months ended June 30, 2001 compared to $13.1 million for the six months ended June 30, 2000.

License revenues decreased 90.7% to $224,000 for the six months ended June 30, 2001 compared to $2.4 million for the six months ended June 30, 2000. The decrease in license revenues was primarily due to fewer license contract signings in the first and second quarters of 2001. The Company believes the decrease in license contract signings was primarily the result of growing caution in the general business climate and particularly in the technology sector, which has impacted final decisions on new software licenses in 2001. Services revenues increased 16.7% to $12.6 million for the six months ended June 30, 2001 compared to $10.8 million for the six months ended June 30, 2000. Technology consulting and training service revenues decreased 31.8% to $1.5 million for the six months ended June 30, 2001 compared to $2.3 million for the six months ended June 30, 2000. The decrease in technology consulting and training service revenues was due primarily to the termination of a two-year consulting contract in December 2000, which accounted for $1.2 million of revenue in the six months ended June 30, 2000. This decrease was partially offset by additional support revenues from new software installations and increased consulting activity in support of the Company's software and client needs. Software maintenance revenues increased 5.3% to $2.0 million for the six months ended June 30, 2001 compared to $1.9 million for the six months ended June 30, 2000. The increase in software maintenance revenues was due to a larger installed base of software licenses during the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Diagnostic service revenues increased 37.9% to $9.1 million for the six months ended June 30, 2001 compared to $6.6 million for the six months ended June 30, 2000. The increase was primarily due to increased sales volume with both new and existing clients.

Total cost of revenues decreased 3.0% to $6.4 million, or 49.7% of total net revenues, for the six months ended June 30, 2001 compared to $6.6 million, or 50.4% of total net revenues, for the six months ended June 30, 2000.

The cost of license revenues decreased 2.1% to $234,000 for the six months ended June 30, 2001 from $239,000 for the six months ended June 30, 2000. The decrease in the cost of license revenues was primarily due to third party royalties incurred in the six months ended June 30, 2000 from software sales. There were minimal royalties payable to third parties in the six months ended June 30, 2001. This decrease was partially offset by application service provider hosting fees incurred in the six months ended June 30, 2001. There were no application service provider hosting fees in the six months ended June 30, 2000. As a percentage of license revenues, the cost of license revenues increased to 104.5% for the six months ended June 30, 2001 from 10.1% for the six months ended June 30, 2000. The increase in the cost of license revenues as a percentage of license revenues, was due to the significant decrease in license revenues with only a small reduction in costs, some of which are relatively fixed in nature. The cost of services revenues decreased 3.1% to $6.2 million, or 49.2% of services revenues, for the six months ended June 30, 2001 from $6.4 million, or 59.3% of services revenues, for the six months ended June 30, 2000. The cost of technology consulting and training service revenues increased 9.1% to $1.2 million, or 80.0% of technology consulting and training service revenues, for the six months ended June 30, 2001 compared to $1.1 million, or 50.0% of technology consulting and training services revenues, for the six months ended June 30, 2000. The increase in both the cost of technology consulting and training service revenues and the cost of technology consulting and training service revenues as a percentage of technology consulting and training service revenues was due primarily to additional personnel, subcontracting costs and travel and increased facility and depreciation expenses. The increase in the costs of technology consulting and training service revenues as a percentage of technology consulting and training service revenues was also due to the termination of a two-year consulting contract in December 2000 that accounted for $1.2 million of revenue in the six months ended June 30, 2000 at a higher than typical margin. The cost of software maintenance revenues decreased 43.2% to $738,000, or 36.9% of software maintenance revenues, for the six months ended June 30, 2001 compared to $1.3 million, or 68.4% of software maintenance revenues, for the six months ended June 30, 2000. The decrease in both the cost of software maintenance revenues and the cost of software maintenance revenues as a percentage of software maintenance revenues was due primarily to a reduction in subcontracting costs, recruiting fees, and personnel dedicated to software maintenance during the six months ended June 30, 2001. The cost of diagnostic service revenues increased 5.0% to $4.2 million for the six months ended June 30, 2001 compared to $4.0 million for the six months ended June 30, 2000. The increase was due primarily to an increase in variable costs associated with the increase in diagnostic service revenues. This increase was partially offset by a cost control initiative which took effect during the second quarter of 2001. As a percentage of diagnostic service revenues, the cost of diagnostic service revenues decreased to 46.2% for the six months ended June 30, 2001 from 60.6% for the six months ended June 30, 2000. The decrease in the cost of diagnostic service revenues as a percentage of diagnostic service revenues was due primarily to the increase in diagnostic service revenues without a comparable increase in costs, many of which are fixed in nature.

Selling and marketing expenses increased 8.0% to $2.7 million, or 21.2% of total net revenues, for the six months ended June 30, 2001 compared to $2.5 million, or 18.8% of total net revenues, for the six months ended June 30, 2000. The increase was primarily due to increased payroll costs associated with expanding the Company's sales force during the fourth quarter of 2000. This increase was partially offset by lower advertising and promotion costs in the six months ended June 30, 2001.

General and administrative expenses decreased 21.2% to $2.6 million, or 20.2% of total net revenues, for the six months ended June 30, 2001 from $3.3 million, or 24.9% of total net revenues, for the six months ended June 30, 2000. The decrease was primarily due to bad debt expense recognized in 2000 that was not recognized in 2001 and a decrease in professional fees in the six months ended June 30, 2001.

Research and development expenses increased 25.0% to $2.5 million, or 19.2% of total net revenues, for the six months ended June 30, 2001 from $2.0 million, or 14.9% of total net revenues, for the six months ended June 30, 2000. The Company has increased its investment in research related activities to implement its new business model during the first quarter of 2001, which includes the deployment of its eResNet products and its applications service provider applications. The increase was primarily due to increased payroll, training and facility costs.

The Company recorded an asset impairment charge of $5.0 million in the six months June 30, 2001. This charge was the result of continued negative market conditions affecting the carrying value of the Company's investments in Medical Advisory Systems, Inc. and AmericasDoctor.com, Inc., both of which are Internet based service organizations.

Interest income consisted of interest earned on the Company's cash, cash equivalents and short-term investments, and decreased to $604,000 from $654,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease was due to lower cash and short-term investment balances in 2001.

The Company's effective tax rate was 4.1% and 40.0% for the six months ended June 30, 2001 and 2000, respectively. The decrease in the Company's effective tax rate in 2001 was due primarily to the Company fully reserving for the long-term capital loss deferred tax asset associated with the asset impairment charge of $5.0 million recognized during the first quarter of 2001, due to the uncertainty of the realization of any tax benefit associated with these long-term capital losses in future periods.

Liquidity and Capital Resources

At June 30, 2001, the Company had $13.6 million of cash and cash equivalents and $6.0 million invested in short-term investments. The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with maturities of less than one year.

For the six months ended June 30, 2001, the Company's operations provided cash of $865,000 million compared to cash used in operations of $4.3 million for the six months ended June 30, 2000. The change was primarily the result of decreased accounts receivable and changes to other working capital accounts for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

During the six months ended June 30, 2001, the Company purchased $1.4 million of equipment compared to $1.1 million during the six months ended June 30, 2000. The increase was primarily the result of furniture and equipment purchases for the Company's office expansion in the first quarter of 2001 at its Bridgewater, NJ location, the purchase of diagnostic rental equipment, and the costs associated with the development of a new data and communications management services software product to be used in connection with the Company's centralized core-diagnostic electrocardiographic services.

In January 2001, the Company received $167,000 from an escrow account established under the Company's agreement with SCP in relation to the sale of its domestic clinical research operations, which was recorded as additional gain on sale in the fourth quarter of 2000. In April 2001, the Company received $2.6 million from a related escrow account of which $1.5 million was recorded as additional gain on sale in the fourth quarter of 2000 and $232,000 was recorded as additional gain on sale in the first quarter of 2001. The remaining balance of $893,000 is included in accrued expenses as of June 30, 2001. The Company anticipates the remaining balance will be recognized as additional gain on sale upon finalization of the accounting for the escrow account which is expected to be completed by December 31, 2001.

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

In February 2001, the Board of Directors authorized a stock buy-back program of up to 500,000 shares of the Company's common stock. The share purchase authorization allows the Company to make purchases from time to time on the open market at prevailing prices or in privately negotiated transactions. Company management will make the purchase decisions based upon market conditions and other considerations. During the six months ending June 30, 2001, the Company used $55,000 to purchase 10,000 shares of its common stock on the open market at an average price of $5.51 per share.

The Company has a line of credit arrangement with First Union National Bank totaling $3.0 million. At June 30, 2001, the Company had no outstanding borrowings under the line.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

There have been no material changes in qualitative and quantitative market risk from the disclosure within the December 31, 2000 Form 10-K which is incorporated here by reference.

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

           (B) All of the above payments were direct or indirect payments to others not described in clause (A).

    (vi)   Net Offering Proceeds to the Company:                             $34,182,000

    (vii)  Use of Proceeds as of June 30, 2001:
           Net cash paid for business acquisition                              8,655,000
           Net cash paid for minority investments                              8,725,000
           Purchases of equipment                                             11,797,000
           Net cash paid for repurchase of common stock                        2,766,000
           Temporary Investments (consisting of short-term,
           Investment-grade securities)                                        2,239,000

           All of the above payments were to others not described in item (v)
           (A) above.

    (viii) The use of proceeds is consistent with the Prospectus

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 24, 2001. Matters submitted to the shareholders for vote were the election of three directors to each serve a three-year term until 2004, approval of an amendment to the Company's 1996 Stock Option Plan to reserve an additional 300,000 shares of Common Stock for issuance thereunder, approval of an amendment to the Company's Restated Certificate of Incorporation to change its name to "eResearchTechnology, Inc.", and ratification of the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 2001.

At the meeting, the shareholders elected Sheldon Bonovitz, Arthur H. Hayes, Jr., M.D., and Howard D. Ross to the Board of Directors. Sheldon Bonovitz was elected with 6,137,335 shares voted for the election or 87.5% of the 7,017,887 shares outstanding and eligible to vote with 158,560 shares withheld. Arthur H. Hayes, Jr., M.D. was elected with 6,137,635 shares voted for the election or 87.5% of the 7,017,887 shares outstanding and eligible to vote with 158,260 shares withheld. Howard D. Ross was elected with 6,075,895 shares voted for the election or 86.6% of the 7,017,887 shares outstanding and eligible to vote with 220,000 shares withheld. With their election, they join Joel Morganroth, MD, Joseph Esposito, James C. Gale, Jerry D. Lee, and John M. Ryan, as Directors of the Company.

The shareholders approved the amendment to the Company's 1996 Stock Option Plan to reserve an additional 300,000 shares of Common Stock for issuance thereunder with 5,923,350 shares voted for approval or 84.4% of the 7,017,887 shares outstanding and eligible to vote with 369,366 shares voted against the amendment and 3,179 shares abstained.

The shareholders approved the amendment to the Company's Restated Certificate of Incorporation to change its name to "eResearchTechnology, Inc." with 6,176,734 shares voted for approval or 88.0% of the 7,017,887 shares outstanding and eligible to vote with 116,227 shares voted against the amendment and 2,934 shares abstained.

In addition, the shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for 2001 with 6,282,391 shares voting for ratification or 89.5% of the 7,017,887 shares outstanding and eligible to vote with 4,250 votes against ratification and 9,254 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

        a.) Exhibits

            10.56 Management Employment Agreement effective May 21, 2001 between Dr. Joel Morganroth and the Company

            10.57 Management Consulting Agreement effective May 21, 2001 between Dr. Joel Morganroth and the Company

            10.58 Letter of Extension for Promissory Note to First Union National Bank (filed herewith)

        b.) Reports on Form 8-K

            On July 25, 2001, the Company filed a report on Form 8-K relating to financial information for eResearchTechnology, Inc. for the quarter ended June 30, 2001 and forward-looking statements relating to 2001 and the third and fourth quarters of 2001 as presented in a press release of July 25, 2001.

                                   Signatures


              Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    eResearchTechnology, Inc.
                                    (Registrant)


Date:  August 10, 2001         By:  /s/ Joseph Esposito
                                    -----------------------------------
                                        Joseph Esposito
                                        Chief Executive Officer




Date:  August 10, 2001         By:  /s/ Bruce Johnson
                                    -----------------------------------
                                        Bruce Johnson
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)