Form 10-Q
period 2001-09-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2001-11-08
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 205498

                                    FORM 10-Q

(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2001
                                                     ------------------

                                       or

     [ ] Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transitional period from___________to_____________


Commission file number  0-29100
                        -------

                            eResearchTechnology, Inc.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                                                                22-3264604
-----------------------------------------------------------            -----------------------------------------------------------
       (State or other jurisdiction of incorporation                                 (I.R.S. Employer Identification No.)
                      or organization)

                  30 South 17th Street
                    Philadelphia, PA                                                                19103
-----------------------------------------------------------            ------------------------------------------------------------
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
  X     Yes           No
--------     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2001, was 6,887,187.

                   eResearchTechnology, Inc. and Subsidiaries

                                      INDEX

                                                                                                                       Page
                                                                                                                       ----
Part I.  Financial Information

             Item 1.       Consolidated Financial Statements

                           Consolidated balance sheets--September 30, 2001 (unaudited) and
                           December 31, 2000                                                                              3

                           Consolidated statements of operations (unaudited)--Three and
                           Nine Months Ended September 30, 2001 and 2000                                                  4

                           Consolidated statements of cash flows (unaudited)--Nine Months
                           Ended September 30, 2001 and 2000                                                              5

                           Notes to consolidated financial statements (unaudited)                                       6-9

             Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                                 10-17

             Item 3.       Qualitative and Quantitative Disclosures about Market Risk                                    17

Part II. Other Information

             Item 2.       Changes in Securities and Use of Proceeds                                                     18

             Item 6.       Exhibits and Reports on Form 8-K                                                              19

                           a.)      Exhibits

                           b.)      Reports on Form 8-K

Signatures                                                                                                               20

Part 1. Financial Information

Item 1. Consolidated Financial Statements

                   eResearchTechnology, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                      September 30, 2001        December 31, 2000
                                                                      ------------------        -----------------
                                                                          (unaudited)
Assets

Current assets:
      Cash and cash equivalents                                           $   14,142                 $  21,910
      Short-term investments                                                   7,001                     5,747
      Marketable securities                                                    1,425                     2,372
      Accounts receivable, net                                                 4,482                     6,811
      Prepaid expenses and other                                               1,378                     3,710
      Deferred income taxes                                                      527                       433
                                                                          ----------                 ---------
            Total current assets                                              28,955                    40,983

Property and equipment, net                                                    6,129                     4,429
Goodwill, net                                                                  1,291                     1,528
Investments in non-marketable securities                                       1,226                     2,450
Other assets                                                                      29                       405
Deferred income taxes                                                          2,713                     4,169
                                                                          ----------                 ---------
                                                                          $   40,343                 $  53,964
                                                                          ==========                 =========

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                    $    1,937                 $   1,745
      Accrued expenses                                                         4,140                     3,843
      Income taxes payable                                                       750                     1,209
      Deferred revenues                                                        3,439                     3,497
                                                                          ----------                 ---------
             Total current liabilities                                        10,266                    10,294
                                                                          ----------                 ---------

Minority interest in subsidiary                                                    -                     9,500
                                                                          ----------                 ---------

Commitments and contingencies

Stockholders' equity:
      Preferred stock - $10 par value, 500,000 shares authorized,
             none issued and outstanding                                           -                         -
      Common stock - $.01 par value, 15,000,000 shares authorized,
             7,478,687 and 7,470,687 shares issued                                75                        75
      Additional paid-in capital                                              38,938                    38,861
      Unrealized loss on marketable securities                                  (605)                   (2,042)
      Treasury stock, 591,500 and 499,800 shares at cost                      (3,229)                   (2,711)
      Accumulated deficit                                                     (5,102)                      (13)
                                                                          ----------                 ---------

             Total stockholders' equity                                       30,077                    34,170
                                                                          ----------                 ---------

                                                                          $   40,343                 $  53,964
                                                                          ==========                 =========

        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (in thousands, except per share information)

                                            Three Months Ended September 30,      Nine Months Ended September 30,
                                            --------------------------------      -------------------------------
                                                  2001        2000                       2001         2000
                                                  ----        ----                       ----         ----
                                                    (unaudited)                            (unaudited)
Net revenues:
     Licenses                                    $   71      $ 1,593                   $    332      $ 3,948
     Services                                     7,260        6,478                     19,851       17,265
                                                 ------      -------                   --------      -------

           Total net revenues                     7,331        8,071                     20,183       21,213
                                                 ------      -------                   --------      -------

Costs of revenues:
     Cost of licenses                               175          252                        409          491
     Cost of services                             2,988        3,430                      9,143        9,813
                                                 ------      -------                   --------      -------

           Total costs of revenues                3,163        3,682                      9,552       10,304
                                                 ------      -------                   --------      -------

           Gross margin                           4,168        4,389                     10,631       10,909
                                                 ------      -------                   --------      -------

Operating expenses:
     Selling and marketing                        1,370        1,016                      4,100        3,482
     General and administrative                   1,388        1,964                      3,989        5,237
     Research and development                     1,188        1,692                      3,653        3,650
     Asset impairment charge                          -            -                      4,970            -
                                                 ------      -------                   --------      -------

           Total operating expenses               3,946        4,672                     16,712       12,369
                                                 ------      -------                   --------      -------

Operating income (loss)                             222         (283)                    (6,081)      (1,460)
Interest income, net                                231          458                        835        1,112
Gain on sale of domestic CRO operations               -            -                        232          248
                                                 ------      -------                   --------      -------

Income (loss) before income taxes                   453          175                     (5,014)        (100)
Income tax benefit (provision)                     (181)         (70)                        41           40
Minority interest dividend                            -         (335)                      (116)        (335)
                                                 ------      -------                   --------      -------

Net income (loss)                                $  272      $  (230)                  $ (5,089)     $  (395)
                                                 ======      =======                   ========      =======

Basic and diluted net income (loss) per share    $ 0.04      $ (0.03)                  $  (0.73)     $ (0.06)
                                                 ======      =======                   ========      =======

        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                               Nine Months Ended September 30,
                                                                                               -------------------------------
                                                                                                   2001               2000
                                                                                                   ----               ----
                                                                                                           (unaudited)
Operating activities:
      Net loss                                                                                   $  (5,089)          $   (395)
      Adjustments to reconcile net loss to net cash provided by
           (used in) operating activities:
                 Gain on sale of the domestic CRO operations                                          (232)              (248)
                 Depreciation and amortization                                                       1,300              1,327
                 Provision for losses on accounts receivable                                             -                638
                 Provision for impairment of note receivable                                             -                300
                 Issuance of common stock options and warrants for services rendered                    29                122
                 Deferred income taxes                                                                   -               (880)
                 Asset impairment charge                                                             4,970                  -
                 Changes in assets and liabilities:
                      Accounts receivable                                                            2,329             (2,830)
                      Prepaid expenses and other                                                     1,091               (648)
                      Accounts payable                                                                (429)               256
                      Accrued expenses                                                                (207)               181
                      Income taxes payable                                                            (459)            (1,392)
                      Deferred revenues                                                                (58)               515
                                                                                                 ---------           --------
                            Net cash provided by (used in) operating activities                      3,245             (3,054)
                                                                                                 ---------           --------
Investing activities:
      Purchases of property and equipment                                                           (2,142)            (2,293)
      Net (purchases) sales of short-term investments                                               (1,254)               131
      Purchase of marketable securities                                                                  -             (5,775)
      Investment in non-marketable securities                                                            -               (175)
      Proceeds from note receivable                                                                      -              8,000
      Net proceeds from sale of the domestic CRO operations                                          2,992                248
                                                                                                 ---------           --------
                            Net cash provided by (used in) investing activities                       (404)               136
                                                                                                 ---------           --------
Financing activities:
      Net proceeds from the issuance of convertible preferred
           stock in subsidiary                                                                           -              9,500
      Net proceeds from exercise of stock options                                                       48                388
      Purchase of convertible preferred stock in subsidiary                                         (9,500)                 -
      Minority interest dividend paid                                                                 (639)                 -
      Repurchase of common stock for treasury                                                         (518)                 -
                                                                                                 ---------           --------
                            Net cash provided by (used in) financing activities                    (10,609)             9,888
                                                                                                 ---------           --------

Net increase (decrease) in cash and cash equivalents                                                (7,768)             6,970

Cash and cash equivalents, beginning of period                                                      21,910             16,765
                                                                                                 ---------           --------

Cash and cash equivalents, end of period                                                         $  14,142           $ 23,735
                                                                                                 =========           ========

        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the "Company") and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Further information on potential factors that could affect the Company's financial results can be found in the Company's Reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission.

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

Note 3. Asset Impairment Charge - Marketable and Non-Marketable Securities

At September 30, 2001, marketable securities consisted of an investment in the common stock of Medical Advisory Systems (MAS), a publicly traded company, which the Company purchased in March 2000 for $5,775,000. This investment has been classified as available-for-sale, pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. As of December 31, 2000, an unrealized loss of $2,042,000, net of tax, was reported as a separate component of stockholders' equity. In March 2001, in accordance with SFAS No. 115, management determined the decline in the fair value of MAS common stock to be other than temporary, and as a result wrote down the cost basis of the MAS investment to $2,029,000, which was the market value of the MAS common stock held on March 31, 2001. In connection with this write-down, an asset impairment charge of $3,746,000 was recorded during the quarter ended March 31, 2001. As of September 30, 2001, an unrealized loss of $605,000 was reported as a separate component of stockholders' equity.

At September 30, 2001, investments in non-marketable securities include the carrying value of the Company's investment in AmericasDoctor.com, Inc., which is accounted for under the cost method in accordance with Accounting Principles Board (APB) No. 18, "The Equity Method of Accounting for Investments in Common Stock." In March 2001, in accordance with APB No. 18, management determined that a decrease in the value of the investment occurred which was deemed to be other than temporary, and as a result wrote down the cost basis of the investment to $1,076,000. In connection with this write-down, an asset impairment charge of $1,224,000 was recorded during the quarter ended March 31, 2001.

The Company will continue to assess the fair values of these investments and whether or not any declines in fair values below the current cost bases are deemed to be other than temporary. If declines in the fair values of these investments are judged to be other than temporary, the cost bases of these investments would be written down to fair value, and the amount of the write-down would be included in the Company's operating results. Given the current performance and general market conditions for technology related companies, additional write-downs of these investments may occur.

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

Three Months Ended September 30,
--------------------------------                                                           Per
                                               Net                                        Share
2001                                      Income (loss)             Shares                Amount
---------------------------------------   -------------             ------                ------
Basic net income.......................    $   272,000             6,957,000             $   0.04
Effect of dilutive shares..............             --                84,000                   --
                                           -----------             ---------             --------

Diluted net income.....................    $   272,000             7,041,000             $   0.04
                                           ===========             =========             ========

2000
---------------------------------------
Basic net loss.........................    $  (230,000)            6,969,000             $  (0.03)
Effect of dilutive shares..............             --                    --                   --
                                           -----------             ---------             --------

Diluted net loss.......................    $  (230,000)            6,969,000             $  (0.03)
                                           ===========             =========             ========

Options to purchase 437,000 shares of common stock were outstanding at September 30, 2001 and were included in the computation of diluted net income per share. Options to purchase 787,000 shares of common stock were outstanding at September 30, 2001 but were not included in the computation of diluted net income per share because the option exercise prices were greater than the average market price of the Company's common stock during the period.

Options to purchase 746,000 shares of common stock were outstanding at September 30, 2000 but were not included in the diluted computation because the Company incurred a net loss and the inclusion would be anti-dilutive.

Nine Months Ended September 30,
-------------------------------                                                            Per
                                               Net                                        Share
2001                                          Loss                 Shares                 Amount
---------------------------------------    -----------             ------                 ------
Basic net loss.........................    $(5,089,000)            6,964,000             $  (0.73)
Effect of dilutive shares..............             --                    --                   --
                                           -----------             ---------             --------

Diluted net loss.......................    $(5,089,000)            6,964,000             $  (0.73)
                                           ===========             =========             ========

2000
---------------------------------------
Basic net loss.........................    $  (395,000)            6,951,000             $  (0.06)
Effect of dilutive shares..............             --                    --                   --
                                           -----------             ---------             --------

Diluted net loss.......................    $  (395,000)            6,951,000             $  (0.06)
                                           ===========             =========             ========

Options to purchase 1,224,000 and 746,000 shares of common stock were outstanding at September 30, 2001 and 2000, respectively, but were not included in the diluted computation because the Company incurred a net loss and the inclusion would be anti-dilutive.

Note 5. Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income." The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation and marketable securities. The unrealized gains and losses from foreign currency translation were immaterial as of September 30, 2001 and 2000. For the nine months ended September 30, 2001 and 2000, the Company recorded an unrealized loss of $605,000 and $413,000, respectively, from its investment in marketable securities.

Note 6. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001), and SFAS No. 142 "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No.141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 142.

Note 7. Operating Segments

The Company's operating segments are strategic business units that offer different products and services to a common client base. The Company's products and services are provided both in the United States and internationally through two reportable business segments: Clinical Operations, which includes centralized core-diagnostic electrocardiogram services; and Technology Operations, which includes the development, marketing and support of clinical trial and data management software and consulting services. Results of operations and identifiable assets that cannot be directly attributed to either Clinical or Technology Operations are included in Other.

The Company evaluates performance based on the net revenues and operating earnings performance of the respective business segments. Segment information is as follows:

                                                                  Three Months Ended September 30, 2001
                                               ----------------------------------------------------------------------------
                                                  Clinical             Technology
                                                 Operations            Operations             Other              Total
                                               ---------------     -----------------     ---------------   ----------------
License revenues                               $             -     $          71,000     $             -    $        71,000
Services revenues                                    5,427,000             1,833,000                   -          7,260,000
                                               ---------------     -----------------     ---------------    ---------------
Net revenues from external customers                 5,427,000             1,904,000                   -          7,331,000
Income (loss) from operations                        1,297,000            (1,075,000)                  -            222,000
Identifiable assets                                  9,386,000             3,923,000          27,034,000         40,343,000


                                                                  Three Months Ended September 30, 2000
                                               -----------------------------------------------------------------------------
                                                  Clinical             Technology
                                                 Operations            Operations             Other              Total
                                               ----------------    ------------------    ----------------   ----------------

License revenues                               $             -     $       1,593,000     $             -    $     1,593,000
Services revenues                                    4,457,000             2,021,000                   -          6,478,000
                                               ----------------    ------------------    ----------------   ----------------
Net revenues from external customers                 4,457,000             3,614,000                   -          8,071,000
Income (loss) from operations                          524,000              (807,000)                  -           (283,000)
Identifiable assets                                  8,599,000             5,493,000          40,047,000         54,139,000


                                                                   Nine Months Ended September 30, 2001
                                               -----------------------------------------------------------------------------
                                                  Clinical             Technology
                                                 Operations            Operations             Other              Total
                                               ---------------     -----------------     ---------------    ---------------

License revenues                               $             -     $         332,000     $             -    $       332,000
Services revenues                                   14,517,000             5,334,000                   -         19,851,000
                                               ---------------     -----------------     ---------------    ---------------
Net revenues from external customers                14,517,000             5,666,000                   -         20,183,000
Income (loss) from operations                        2,431,000            (3,542,000)         (4,970,000)        (6,081,000)
Identifiable assets                                  9,386,000             3,923,000          27,034,000         40,343,000


                                                                   Nine Months Ended September 30, 2000
                                               -----------------------------------------------------------------------------
                                                  Clinical             Technology
                                                 Operations            Operations             Other              Total
                                               ---------------     -----------------     ---------------    ---------------

License revenues                               $             -     $       3,948,000     $             -    $     3,948,000
Services revenues                                   11,073,000             6,192,000                   -         17,265,000
                                               ---------------     -----------------     ---------------    ---------------
Net revenues from external customers                11,073,000            10,140,000                   -         21,213,000
Income (loss) from operations                          273,000            (1,733,000)                  -         (1,460,000)
Identifiable assets                                  8,599,000             5,493,000          40,047,000         54,139,000

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

Overview

eResearchTechnology, Inc. (the "Company") is a market leader in providing centralized core-diagnostic electrocardiogram (Diagnostic) services and a business-to-business provider of integrated software applications and technology consulting services to the pharmaceutical, biotechnology and medical device industries. The Company offers Internet and other technology-based solutions designed to streamline the clinical trials process by enabling its customers to automate many parts of a clinical trial. Historically, the Company's products and services have been provided, both in the United States and internationally, through two business segments: Clinical Operations and Technology Operations. Clinical Operations include Diagnostic services. Technology Operations include the development, marketing and support of clinical trial and data management software and consulting services.

The Company's license revenues consist of up-front software license fees and monthly and annual subscription fees. The Company's service revenues consist of Diagnostic services, technology consulting and training services and software maintenance services.

The Company recognizes software revenues in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9. Accordingly, the Company recognizes up-front license fee revenues when a formal agreement exists, delivery of the software and related documentation has occurred, collectibility is probable and the license fee is fixed or determinable. The Company recognizes monthly and annual subscription fee revenues ratably on a monthly basis. Diagnostic service revenues consist of revenues from services that the Company provides on a fee-for-service basis. The Company recognizes Diagnostic service revenues as the services are performed. The Company recognizes revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. The Company provides consulting and training services on a time and materials basis and recognizes revenues as the Company performs the services.

The Company's software strategy is to create more of a recurring revenue business model by deploying eResNets and modular solutions under agreements that permit their use in multiple clinical trials at any number of sites. An eResNet integrates the Company's analytical processing tools, called eCommunity, with any combination of the Company's products and services that includes the data capture system called eDataEntry and the Company's software for collecting, editing and managing clinical trial data called eDataManagement. By offering the eResNet and modular solutions to its customers, the Company gives the customer the option of either using an existing license, purchasing an additional license or paying monthly for the use of these solutions on a per user, per trial, per site basis. In the third quarter, the Company introduced its Accelerator series of products which offers customers the option to rent the Company's applications on either a monthly or annual basis with the option to have the applications hosted in an applications service provider (ASP) environment. Through its flexible offerings, the Company seeks to build market share and obtain customers who were not otherwise willing to purchase legacy solutions by traditional means. These strategies and offerings are in an emerging state and their revenue and income potential is unproven. Furthermore, the Company's historical revenue sources will likely continue to be major contributors to the Company's overall revenues.

Cost of licenses consists primarily of the cost of ASP fees, the cost of producing compact disks and related documentation and royalties paid to third parties in connection with their contributions to the Company's product development. Cost of services includes the cost of Diagnostic services and the cost of technology consulting, training and maintenance services. Cost of Diagnostic services consists primarily of direct costs related to the Company's centralized electrocardiogram services and includes wages, fees paid to outside consultants, shipping expenses and other direct operating costs. Cost of technology consulting, training and maintenance services consists primarily of wages, fees paid to outside consultants and other direct operating costs related to the Company's consulting and customer support functions. Selling and marketing expenses consist primarily of wages and commissions paid to sales and marketing personnel or paid to third parties under marketing assistance agreements, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of wages and direct costs for the Company's finance, administrative, corporate information technology and executive management functions, in addition to professional service fees. Research and development expenses consist primarily of wages paid to the Company's product development staff, costs paid to outside consultants and direct costs associated with the development of the Company's technology products.

The Company conducts its operations with offices in the United States and the United Kingdom (UK). The Company's international net revenues represented 17.0% and 23.3% of total net revenues for the three months ended September 30, 2001 and 2000, respectively, and 21.9% and 19.6% of total net revenues for the nine months ended September 30, 2001 and 2000, respectively.

Results of Operations

The following table presents certain financial data as a percentage of total net revenues:

                                                     Three Months Ended September 30,           Nine Months Ended September 30,
                                                     --------------------------------           -------------------------------
                                                         2001                 2000                2001                  2000
                                                         ----                 ----                ----                  ----
                                                                 (unaudited)                                (unaudited)
Net revenues:
     Licenses                                                1.0%               19.7%                  1.6%                 18.6%
     Services                                               99.0                80.3                  98.4                  81.4
                                                     -----------          ----------           -----------           -----------

           Total net revenues                              100.0               100.0                 100.0                 100.0
                                                     -----------          ----------           -----------           -----------

Costs of revenues:
     Cost of licenses                                        2.4                 3.1                   2.0                   2.3
     Cost of services                                       40.7                42.5                  45.3                  46.3
                                                     -----------          ----------           -----------           -----------

           Total costs of revenues                          43.1                45.6                  47.3                  48.6
                                                     -----------          ----------           -----------           -----------

           Gross margin                                     56.9                54.4                  52.7                  51.4
                                                     -----------          ----------           -----------           -----------

Operating expenses:
     Selling and marketing                                  18.7                12.6                  20.3                  16.4
     General and administrative                             19.0                24.3                  19.8                  24.7
     Research and development                               16.2                21.0                  18.1                  17.2
     Asset impairment charge                                   -                   -                  24.6                     -
                                                     -----------          ----------           -----------           -----------

           Total operating expenses                         53.9                57.9                  82.8                  58.3
                                                     -----------          ----------           -----------           -----------

Operating income (loss)                                      3.0                (3.5)                (30.1)                 (6.9)
Interest income, net                                         3.2                 5.7                   4.1                   5.2
Gain on sale of domestic CRO operations                        -                   -                   1.2                   1.2
                                                     -----------          ----------           -----------           -----------

Income (loss) before income taxes                            6.2                 2.2                 (24.8)                 (0.5)
Income tax benefit (provision)                              (2.5)               (0.9)                  0.2                   0.2
Minority interest dividend                                     -                (4.2)                 (0.6)                 (1.6)
                                                     -----------          ----------           -----------           -----------

Net income (loss)                                            3.7%               (2.9)%               (25.2)%                (1.9)%
                                                     ===========          ==========           ===========           ===========

Three months ended September 30, 2001 compared to three months ended September 30, 2000.

Total net revenues decreased 9.9% to $7.3 million for the three months ended September 30, 2001 compared to $8.1 million for the three months ended September 30, 2000.

License revenues decreased 95.6% to $71,000 for the three months ended September 30, 2001 compared to $1.6 million for the three months ended September 30, 2000. The decrease in license revenues was primarily due to fewer license contract signings in the third quarter of 2001. The Company believes the decrease in license contract signings was primarily the result of growing caution in the general business climate and particularly in the technology sector, which has impacted final decisions on new software licenses in 2001. The Company cannot predict what impact the current economic climate will have on future software license revenues.

Services revenues increased 12.3% to $7.3 million for the three months ended September 30, 2001 compared to $6.5 million for the three months ended September 30, 2000.

Diagnostic service revenues increased 20.0% to $5.4 million for the three months ended September 30, 2001 compared to $4.5 million for the three months ended September 30, 2000. The increase in Diagnostic service revenues was primarily due to increased sales volume with both new and existing clients.

Technology consulting and training service revenues decreased 23.7% to $839,000 for the three months ended September 30, 2001 compared to $1.1 million for the three months ended September 30, 2000. The decrease in technology consulting and training service revenues was due primarily to the termination of a two-year consulting contract in December 2000, which accounted for $575,000 of revenue in the third quarter of 2000. This decrease was partially offset by additional support revenues from new software installations and increased consulting activity in support of the Company's software and client needs during the third quarter of 2001.

Software maintenance revenues increased 3.5% to $994,000 for the three months ended September 30, 2001 compared to $960,000 for the three months ended September 30, 2000. The increase in software maintenance revenues was due to a larger installed base of software licenses during the third quarter of 2001 compared to the third quarter of 2000.

Total cost of revenues decreased 13.5% to $3.2 million, or 43.1% of total net revenues, for the three months ended September 30, 2001 compared to $3.7 million, or 45.6% of total net revenues for the three months ended September 30, 2000.

The cost of licenses decreased 30.6% to $175,000 for the three months ended September 30, 2001 from $252,000 for the three months ended September 30, 2000. The decrease in the cost of licenses was primarily due to third party royalties incurred in the third quarter of 2000 from software sales. There were no royalties payable to third parties in the third quarter of 2001. This decrease was partially offset by ASP hosting fees incurred in the third quarter of 2001. There were no ASP hosting fees in the third quarter of 2000.

As a percentage of license revenues, the cost of licenses increased to 246.5% for the three months ended September 30, 2001 from 15.8% for the three months ended September 30, 2000. The increase in the cost of licenses as a percentage of license revenues was due to the significant decrease in license revenues in the third quarter of 2001 with only a small reduction in costs, some of which are relatively fixed in nature.

The cost of services decreased 11.8% to $3.0 million, or 41.1% of services revenues, for the three months ended September 30, 2001 from $3.4 million, or 52.3% of services revenues for the three months ended September 30, 2000.

The cost of Diagnostic services decreased 8.7% to $2.1 million, or 38.9% of Diagnostic service revenues, for the three months ended September 30, 2001 compared to $2.3 million, or 51.1% of Diagnostic service revenues, for the three months ended September 30, 2000. The decrease in the cost of Diagnostic services was due primarily to a cost control initiative, which took effect during the second quarter of 2001. This decrease was partially offset by an increase in variable costs associated with the increase in Diagnostic service revenues. The decrease in the cost of Diagnostic services as a percentage of Diagnostic service revenues was due primarily to the increase in Diagnostic service revenues without a comparable increase in costs, many of which are fixed in nature.

The cost of technology consulting and training services increased 9.4% to $536,000, or 63.9% of technology consulting and training service revenues, for the three months ended September 30, 2001 compared to $490,000, or 44.5% of technology consulting and training service revenues, for the three months ended September 30, 2000. The increase in both the costs of technology consulting and training services and the cost of technology consulting and training services as a percentage of technology consulting and training service revenues was due primarily to additional personnel, subcontracting costs and travel and increased facility and depreciation expenses. The increase in the costs of technology and training services as a percentage of technology consulting and training service revenues was also due to the termination of a two-year consulting contract in December 2000 which accounted for $575,000 of revenue for the third quarter of 2000 with a higher than typical margin.

The cost of software maintenance services decreased 44.0% to $364,000, or 36.6% of software maintenance revenues, for the three months ended September 30, 2001 compared to $650,000, or 67.7% of software maintenance revenues, for the three months ended September 30, 2000. The decrease in both the cost of software maintenance services and the cost of software maintenance services as a percentage of software maintenance revenues was due primarily to a reduction in subcontracting costs, recruitment fees and personnel dedicated to software maintenance during the third quarter of 2001.

Selling and marketing expenses increased 40.0% to $1.4 million, or 18.7% of total net revenues, for the three months ended September 30, 2001 compared to $1.0 million, or 12.6% of total net revenues, for the three months ended September 30, 2000. The increase in both selling and marketing expenses and selling and marketing expenses as a percentage of revenues was primarily due to increased payroll costs associated with expanding the Company's sales force during the fourth quarter of 2000. This increase was partially offset by lower advertising and promotion costs in the third quarter of 2001.

General and administrative expenses decreased 30.0% to $1.4 million, or 19.0% of total net revenues, for the three months ended September 30, 2001 from $2.0 million, or 24.3% of total net revenues, for the three months ended September 30, 2000. The decrease in both general and administrative expenses and general and administrative expenses as a percentage of revenues was primarily due to provisions for the impairment of specific notes receivable recorded in the third quarter of 2000 and for bad debt expense recognized in the third quarter of 2000 that were not recognized in 2001.

Research and development expenses decreased 29.4% to $1.2 million, or 16.2% of total net revenues, for the three months ended September 30, 2001 from $1.7 million, or 21.0% of total net revenues, the three months ended September 30, 2000. The decrease in both research and development expenses and research and development expenses as a percentage of revenues was primarily due to additional expenditures incurred under a funded research and development arrangement in the third quarter of 2000.

Interest income consisted of interest earned on the Company's cash, cash equivalents and short-term investments, and decreased to $231,000 from $458,000 for the three months ended September 30, 2001 and 2000, respectively. The decrease in interest income was due to lower cash and short-term investment balances and lower interest rates in 2001.

The Company's effective tax rate was 40.0% for the three months ended September 30, 2001 and 2000.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000.

Total net revenues decreased 4.7% to $20.2 million for the nine months ended September 30, 2001 compared to $21.2 million for the nine months ended September 30, 2000.

License revenues decreased 91.5% to $332,000 for the nine months ended September 30, 2001 compared to $3.9 million for the nine months ended September 30, 2000. The decrease in license revenues was primarily due to fewer license contract signings for the nine months ended September 30, 2001. The Company believes the decrease in license contract signings was primarily the result of growing caution in the general business climate and particularly in the technology sector, which has impacted final decisions on new software licenses in 2001.
The Company cannot predict what impact the current economic climate will have on future software license revenues.

Services revenues increased 15.0% to $19.9 million for the nine months ended September 30, 2001 compared to $17.3 million for the nine months ended September 30, 2000.

Diagnostic service revenues increased 30.6% to $14.5 million for the nine months ended September 30, 2001 compared to $11.1 million for the nine months ended September 30, 2000. The increase in Diagnostic service revenues was primarily due to increased sales volume with both new and existing clients.

Technology consulting and training service revenues decreased 30.3% to $2.3 million for the nine months ended September 30, 2001 compared to $3.3 million for the nine months ended September 30, 2000. The decrease in technology consulting and training service revenues was due primarily to the termination of a two-year consulting contract in December 2000, which accounted for $1.7 million of revenue in the nine months ended September 30, 2000. This decrease was partially offset by additional support revenues from new software installations and increased consulting activity in support of the Company's software and client needs during 2001.

Software maintenance revenues increased 3.4% to $3.0 million for the nine months ended September 30, 2001 compared to $2.9 million for the nine months ended September 30, 2000. The increase in software maintenance revenues was due to a larger installed base of software licenses during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

Total cost of revenues decreased 6.8% to $9.6 million, or 47.3% of total net revenues, for the nine months ended September 30, 2001 compared to $10.3 million, or 48.6% of total net revenues, for the nine months ended September 30, 2000.

The cost of licenses decreased 16.7% to $409,000 for the nine months ended September 30, 2001 from $491,000 for the nine months ended September 30, 2000. The decrease in the cost of licenses was primarily due to third party royalties incurred in the nine months ended September 30, 2000 from software sales. There were minimal royalties payable to third parties in the nine months ended September 30, 2001. This decrease was partially offset by ASP hosting fees incurred in the nine months ended September 30, 2001. There were no ASP hosting fees in the nine months ended September 30, 2000.

As a percentage of license revenues, the cost of licenses increased to 123.2% for the nine months ended September 30, 2001 from 12.6% for the nine months ended September 30, 2000. The increase in the cost of licenses as a percentage of license revenues was due to the significant decrease in license revenues with only a small reduction in costs, some of which are relatively fixed in nature.

The cost of services decreased 7.1% to $9.1 million, or 45.7% of services, for the nine months ended September 30, 2001 from $9.8 million, or 56.6% of services revenues, for the nine months ended September 30, 2000.

The cost of Diagnostic services increased 1.6% to $6.3 million for the nine months ended September 30, 2001 compared to $6.2 million for the nine months ended September 30, 2000. The increase in the cost of Diagnostic services was due primarily to an increase in variable costs associated with the increase in Diagnostic service revenues. This increase was partially offset by a cost control initiative, which took effect during the second quarter of 2001.

As a percentage of Diagnostic service revenues, the cost of Diagnostic services decreased to 43.4% for the nine months ended September 30, 2001 from 55.9% for the nine months ended September 30, 2000. The decrease in the cost of Diagnostic services as a percentage of diagnostic service revenues was due primarily to the increase in Diagnostic service revenues without a comparable increase in costs, many of which are fixed in nature.

The cost of technology consulting and training services increased 6.3% to $1.7 million, or 73.9% of technology consulting and training service revenues, for the nine months ended September 30, 2001 compared to $1.6 million, or 48.5% of technology consulting and training services revenues, for the nine months ended September 30, 2000. The increase in both the cost of technology consulting and training services and the cost of technology consulting and training services as a percentage of technology consulting and training service revenues was due primarily to additional personnel, subcontracting costs and travel and increased facility and depreciation expenses. The increase in the costs of technology consulting and training services as a percentage of technology consulting and training service revenues was also due to the termination of a two-year consulting contract in December 2000 that accounted for $1.7 million of revenue in the nine months ended September 30, 2000 with a higher than typical margin.

The cost of software maintenance services decreased 45.0% to $1.1 million, or 36.7% of software maintenance revenues, for the nine months ended September 30, 2001 compared to $2.0 million, or 69.0% of software maintenance revenues, for the nine months ended September 30, 2000. The decrease in both the cost of software maintenance services and the cost of software maintenance services as a percentage of software maintenance revenues was due primarily to a reduction in subcontracting costs, recruiting fees, and personnel dedicated to software maintenance during the nine months ended September 30, 2001.

Selling and marketing expenses increased 17.1% to $4.1 million, or 20.3% of total net revenues, for the nine months ended September 30, 2001 compared to $3.5 million, or 16.4% of total net revenues, for the nine months ended September 30, 2000. The increase in both the selling and marketing expense and the selling and marketing expense as a percentage of revenue was primarily due to increased payroll costs associated with expanding the Company's sales force during the fourth quarter of 2000. This increase was partially offset by lower advertising and promotion costs in the nine months ended September 30, 2001.

General and administrative expenses decreased 23.1% to $4.0 million, or 19.8% of total net revenues, for the nine months ended September 30, 2001 from $5.2 million, or 24.7% of total net revenues, for the nine months ended September 30, 2000. The decrease in both general and administrative expenses and general and administrative expenses as a percentage revenue was primarily due to bad debt expense and a provision for the impairment of specific notes receivable recognized in 2000 that were not recognized in 2001 and a decrease in professional fees in the nine months ended September 30, 2001.

Research and development expenses were $3.7 million for the nine months ended September 30, 2001 and 2000. As a percentage of total net revenues, research and development expenses increased to 18.1% from 17.2%. The increase in research and development expense as a percentage of sales was primarily due to a decrease in revenue in 2001 without a comparable decrease in cost, many of which are fixed in nature.

The Company recorded an asset impairment charge of $5.0 million in the nine months September 30, 2001. This charge was the result of continued negative market conditions affecting the carrying value of the Company's investments in Medical Advisory Systems, Inc. and AmericasDoctor.com, Inc., both of which are Internet based service organizations. The Company will continue to assess the fair values of these investments and whether or not any declines in fair values below the current cost bases are deemed to be other than temporary. If declines in the fair values of these investments are judged to be other than temporary, the cost bases of these investments would be written down to fair value, and the amount of the write-down would be included in the Company's operating results. Given the current performance and general market conditions for technology related companies, additional write-downs of these investments may occur.

Interest income consisted of interest earned on the Company's cash, cash equivalents and short-term investments, and decreased to $835,000 from $1.1 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in interest income was due to lower cash and short-term investment balances and lower interest rates in 2001.

The Company's effective tax rate was 0.8% and 40.0% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in the Company's effective tax rate in 2001 was due primarily to the Company fully reserving for the long-term capital loss deferred tax asset associated with the asset impairment charge of $5.0 million recognized during the first quarter of 2001, due to the uncertainty of the realization of any tax benefit associated with these long-term capital losses in future periods.

Liquidity and Capital Resources

At September 30, 2001, the Company had $14.1 million of cash and cash equivalents and $7.0 million invested in short-term investments. The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with maturities of less than one year.

For the nine months ended September 30, 2001, the Company's operations provided cash of $3.2 million compared to cash used in operations of $3.1 million for the nine months ended September 30, 2000. The change was primarily the result of decreased accounts receivable and changes to other working capital accounts for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

During the nine months ended September 30, 2001, the Company purchased $2.1 million of equipment compared to $2.3 million during the nine months ended September 30, 2000. The decrease was primarily the result of higher expenditures related to the development of a new data and communications management services software product to be used in connection with the Company's centralized core-diagnostic electrocardiogram services in the nine months ended September 30, 2000, compared to the nine months ended September 30, 2001. This was partially offset by furniture and equipment purchases for the Company's office expansion in the first quarter of 2001 at its Bridgewater, NJ location and the purchase of diagnostic rental equipment in the nine months ended September 30, 2001.

In December 1999, the Company sold its domestic clinical research operations to SCP Communications, Inc. The Asset Purchase Agreement related to this sale called for two escrow accounts (collectively hereinafter referred to as the "Escrow Account") from which the Company would be entitled to additional proceeds upon the occurrence of certain events. In January 2001, the Company received $167,000 from the Escrow Account which was recorded as additional gain on sale in the fourth quarter of 2000. In April 2001, the Company received $2.6 million from the Escrow Account of which $1.5 million was recorded as additional gain on sale in the fourth quarter of 2000, $232,000 was recorded as additional gain on sale in the first quarter of 2001, and the remaining balance of $893,000 was included in accrued expenses. In August 2001, the Company received $250,000 from the Escrow Account which was also recorded as an accrued expense for a total accrued expense balance related to proceeds from the Escrow Account of $1.1 million as of September 30, 2001. During the fourth quarter of 2001, the Company expects to finalize the accounting for the Escrow Account and record any additional gain on sale, thereby eliminating the balance of related proceeds in accrued expenses.

In March 2000, the Company's wholly-owned subsidiary, eRT Operating Company (eRT
OC), sold 95,000 shares of its convertible preferred stock to Communicade, Inc. and agreed to issue a warrant to purchase 2.5% of eRT OC's outstanding common stock for a total gross proceeds of $9.5 million. The preferred stock would have automatically converted into common stock upon consummation of an eRT OC initial public offering. In March 2000, eRT OC issued a warrant to purchase common stock to Scirex Corporation. The warrant entitles Scirex to purchase the number of common shares equal to $1.0 million divided by eRT OC's initial public offering price per share, at an exercise price per share equal to eRT OC's initial public offering price per share. On March 1, 2001, eRT OC withdrew the registration statement associated with its initial public offering and the Company purchased the convertible preferred stock sold to Communicade, Inc. for the original purchase price of $9.5 million plus $639,000 in accrued dividends. The agreement to issue a warrant to Communicade, Inc. and the warrant issued to Scirex Corporation remain outstanding.

In February 2001, the Board of Directors authorized a stock buy-back program of up to 500,000 shares of the Company's common stock. The share purchase authorization allows the Company to make purchases from time to time on the open market at prevailing prices or in privately negotiated transactions. Company management will make the purchase decisions based upon market conditions and other considerations. During the nine months ended September 30, 2001, the Company used $518,000 to purchase 91,700 shares of its common stock on the open market at an average price of $5.65 per share.

The Company has a line of credit arrangement with First Union National Bank totaling $3.0 million. At September 30, 2001, the Company had no outstanding borrowings under the line.

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

              (B) All of the above payments were direct or indirect payments to others not described in clause (A).

       (vi)   Net Offering Proceeds to the Company:                             $34,182,000

       (vii)  Use of Proceeds as of September 30, 2001:
              Net cash paid for business acquisition                              8,655,000
              Net cash paid for minority investments                              8,725,000
              Purchases of equipment                                             12,491,000
              Net cash paid for repurchase of common stock                        3,229,000
              Temporary Investments (consisting of short-term,
              Investment-grade securities)                                        1,082,000

              All of the above payments were to others not described in item (v)
              (A) above.

       (viii) The use of proceeds is consistent with the Prospectus.

Item 6. Exhibits and Reports on Form 8-K

        a.) Exhibits

            10.59  Promissory Note to First Union National Bank

        b.) Reports on Form 8-K

            None

                                   Signatures


              Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       eResearchTechnology, Inc.
                                       (Registrant)


Date: November 8, 2001                 By: /s/ Joseph Esposito
                                           --------------------------------
                                           Joseph Esposito
                                           Chief Executive Officer




Date: November 8, 2001                 By: /s/ Bruce Johnson
                                           --------------------------------
                                           Bruce Johnson
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)