Form 10-K405
period 2001-12-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2002-03-12
CIK 1026650

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year ended December 31, 2001
                                       or
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                          Commission File No. 0-29100


                           eResearchTechnology, Inc.
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Common Stock as reported by NASDAQ on March 7, 2002 was $69,029,813.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

   Number of shares of Common Stock of the registrant issued and outstanding as of March 7, 2002 was 6,951,812


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

ITEM 1. BUSINESS

General

   eResearchTechnology, Inc. (the "Company") is a provider of technology and services that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. The Company is a market leader in providing centralized electrocardiographic (Diagnostic) services and a leading provider of technology and services that streamline the clinical trials process by enabling its customers to evolve from traditional, paper-based methods to electronic processing that leverages the power of the Internet.

   The Company was founded in 1977 to provide Diagnostic services used to evaluate the safety of new drugs. In February 1997, the Company completed an initial public offering of its common stock.

   In October 1997, the Company acquired the assets and business of a provider of clinical research technology and consulting services to the pharmaceutical, biotechnology and medical device industry.

   The Company's solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection, interpretation and new drug or device application submission. The Company's products and services are provided, both in the United States and internationally, through two business segments: Diagnostics Technology and Services, which include centralized Diagnostic services and, prior to January 1, 2000, clinical research operations (CRO operations), including clinical trial and data management services; and Clinical Research Technology and Services, which include the developing, marketing and support of clinical research technology and services. The Company closed its international CRO operations during the second half of 1999 and sold its domestic CRO operations in December 1999. The Company's Diagnostic services are, and clinical trial and data management services were, utilized by clinical trial sponsors during their conduct of clinical trials. Such services are generally similar in nature, have similar production processes, distribution methods and general economics and, therefore, have been aggregated in the Company's Diagnostics Technology and Services segment. The Company's Clinical Research Technology and Services segment includes the licensing of its proprietary software products and the provision of maintenance and services in support of its proprietary software products and, therefore, have been aggregated in one segment. See Note 10 to the Consolidated Financial Statements appearing herein for information pertaining to the amounts of net revenue, operating profit and identifiable assets attributable to each of the Company's industry segments for the Company's last three fiscal years.

   The Company conducted its operations through its wholly-owned subsidiary, eRT Operating Company (eRT OC) from January 2000 to December 31, 2001, at which time eRT OC was merged with and into the Company. As a result of the merger, the separate legal existence of eRT OC ceased.

   The Company conducts its operations with offices in the United States and the United Kingdom (UK). The Company's international net revenues represented 12.6%, 20.5% and 21.5% of total net revenues for the years ended December 31, 1999, 2000 and 2001, respectively. See Note 10 to the Consolidated Financial Statements appearing herein for information pertaining to the Company's international operations.

Products and Services

   The Company offers the following products and services:

Diagnostics Technology and Services

   EXPeRT(TM) "eECG". Diagnostic tests are employed in clinical trials to measure the effect of the product on certain body organs and systems, to determine the product's safety. Diagnostic testing services provided by the Company include its EXPeRT "eECG" services which consist of workflow enabled cardiac safety data collection, interpretation, and distribution of electrocardiographic (ECG) data and images. These services, which the Company provides on a centralized basis, are required as part of many new drug studies. In most cases, the digital or paper ECGs and digital or analog Holter recordings are delivered to the Company for processing, interpretation and distribution of cardiac safety data. The Company also rents diagnostic equipment to clients to perform the ECGs and provides web-based data reporting services.

   The Company provides the following centralized diagnostic testing services as part of its EXPeRT "eECG" services:

   o 12-lead Electrocardiography. The ECG provides an electronic map of the heart's rhythm and structure, and typically is performed in most clinical trials. ECG strips are measured by the Company's diagnostic specialists utilizing a high-resolution digitizing system, and are then interpreted by a Board-certified cardiologist.

   o Digital Modem ECG. Digital Modem ECG will allow the investigator to telephonically transmit 12-lead ECG data directly to the Company for interpretation and rapid return of results back to the investigator and the sponsor.

   o Holter Recording. Holter Recording is a 24- or 48-hour continuous ECG recording of the heart's rhythm on a cassette tape. Holter data reported by the Company is provided for studies assessing the incidence of arrhythmias, cardiac ischemia and/or heart rate variability findings.

   o Digital 12-lead Holter Recording. Digital 12-lead Holter Recording is a continuous recording of 12-lead ECGs for up to 24-hours. Digital 12-lead ECG signals are recorded onto compact flash memory cards and submitted to the Company. From these recordings, 12-lead ECGs can be evaluated at specific time points or dynamically over the entire duration of the recording.

   o Trans-telephonic Monitoring (TTM). TTM measures the electrical activity of the heart, typically for 30 to 60 seconds. This data is transmitted over telephone lines by patients carrying a self-activated transmitting device. This test typically is utilized in trials seeking to identify symptomatic heart rhythm events.

   o Digital ECG Community. Digital ECG Community, an eResCom solution (see Clinical Research Technology and Services) is a secure web-based product that extends the reach of the Company's ECG collection and interpretation services by providing clients and investigators access to real-time clinical cardiac safety data, extensive reporting capabilities on key study metrics, and a broad array of resources for use throughout the clinical trial process.

   As part of its CRO operations, the Company offered complete services for the design, performance and management of clinical trial programs. During 1999, the Company decided to divest its CRO operations. The Company curtailed its international CRO operations during the second half of 1999 and sold its domestic CRO operation to SCP Communications, Inc. in December 1999. See Note
2 to Consolidated Financial Statements. The Company also performed centralized reference testing of blood and urine samples for drug trials. During 1999, the Company discontinued its clinical laboratory operation and transferred all remaining client contractual obligations to a third party.

Clinical Research Technology and Services

   The Company develops, markets and supports clinical research technology and provides services to pharmaceutical, biotechnology and medical device companies.

   The Company offers a broad range of products and services that its customers can use, as an integrated enterprise solution or on a modular basis, to link important data with the key participants in a clinical trial: sponsoring manufacturers, investigating physicians, patients or subjects and any clinical research organization that a sponsor may use to help in conducting a clinical trial.

   eResNet(TM). The eResearch Network(TM) (eResNet) technology provides an integrated end-to-end clinical research solution that includes trials, data and safety management modules. The value of an eResNet is that it allows a sponsor or clinical research organization to establish an infrastructure that connects multiple participants in the clinical trial process and that can be used repeatedly for future clinical trials. As an established infrastructure, an eResNet will allow a sponsor or clinical research organization to improve the efficiency and speed of the clinical trial by automating the process for conducting each new clinical trial.

   eDE(TM). eData Entry(TM) (eDE(TM)) technology provides a comprehensive electronic data capture (EDC) capability comprised of technology and consulting services formulated to deliver rapid time to benefit for electronic trial initiatives. EDC Accelerator provides a hosted turnkey electronic clinical trial environment that requires no capital investment or significant business process redesign. The program includes comprehensive system implementation, study support, and site support services. Sponsor, CRO and investigative site access is delivered through the Company's eResearch Community(TM) (eResCom), a clinical research portal that serves as a focal point for trial stakeholders accessing the Company's EDC technology, eResearch Dashboard key trial metrics, and related trial information.

   eResCom(TM). eResCom is a central command and control Web portal that provides real-time information related to monitoring clinical trial activities, data quality, and safety. The eResCom technology is specifically designed to optimize clinical research assets - people, processes, and information - by providing the participants in clinical research access to real time analysis and decision support capabilities, and a wide array of value added services and content designed to optimize the clinical research process. eResCom includes the Company's eResearch Dashboard(TM) and eHealth Education(TM) modules.

   In the third quarter of 2001, the Company introduced its Accelerator series of products which offers customers the option to subscribe to the Company's applications for either a monthly or annual license term with the option to have the applications hosted in an applications service provider (ASP) environment. The Accelerator series includes the eResNet Accelerator, the eDC Accelerator, and the eResCom Accelerator. These Accelerator options provide customers with an alternative to the traditional one-time software license which the Company still offers. Through its flexible offerings, the Company seeks to build market share and obtain customers who were not otherwise willing to purchase software solutions by traditional means. Also, the eResCom Accelerator is positioned for organizations that have implemented systems from multiple vendors in areas as diverse as EDC, LIMS, trial management, clinical data management, and adverse event management. This technology enables clients to address a long standing problem with regard to the inability to aggregate, integrate and provide access to disparate clinical data from a variety of sources that is required to make timely decisions.

   The Company offers a complete spectrum of packaged consulting services backed by experienced personnel dedicated to providing quality services to its clients. For the Accelerator series of products, the Company provides predefined services and customer kits designed to accelerate each step of the implementation process.

Product and Service Offerings

Product/Services                                                           Description
----------------                                                           -----------
EXPeRT(TM) "eECG"               The Company's Diagnostics Technology and Services division provides intelligent, workflow-
                                enabled data handling and distribution of paper-based and digital ECG data and images as well a analysis and cardiologist interpretation of ECGs performed on research subjects in connection with the Company's customers' clinical trials. This service permits assessment of the safety of therapies by documenting the occurrence of cardiac electrical change.

                                EXPeRT further enhances the Company's ECG services by permitting cardiologists, with proper security access, linked on the Company's network to perform telecardiology, which is the abilit to access and analyze ECGs electronically in remote locations. It also establishes rules for standardized and automated work flow management, allowing audit trail accounting and generating safety and operational efficiency reports for sponsors and investigators. EXPeRT will permit th digital receipt, annotation and review of ECGs as well as allowing for paper ECGs to be scanned into images or directly digitized and then to be annotated and submitted to the cardiologist fo interpretation and to be viewed as side-by-side ECG images for comparison, supplemented by the ability to review all prior patient ECG tracings.

eResearch Network(TM)
 (eResNet(TM))                  An integrated end-to-end clinical research solution that includes the following modules:

 eStudy Conduct(TM)             An Internet-based technology to set up clinical trials, establish standards, track study activities, plan resources, distribute supplies, manage the financial aspects of a trial and electronically view clinical trial data on the Internet.

 eData Management(TM)           An Internet-based technology for collecting, editing and managing clinical trial data
   (eDM(TM))                    in any computing environment. Customers use this technology to analyze data, resolve incomplete or erroneous data entries and support early locking of the database for a particular trial. This product easily integrates with a wide variety of third-party software applications for imaging, workflow and data analysis.

 eSafety Net(TM)                An Internet-based adverse event management system. This application facilitates compliance by sponsors, clinical research organizations and investigators with regulatory reporting requirements regarding adverse events and with the sponsor's or clinical research organization's own internal requirements for safety data analysis.
                                Sponsors or clinical researc organizations can configure this application to match their own processes and forms.

eData Entry(TM) (eDE(TM))       An electronic data capture (EDC) system permitting investigators to use standard
                                Internet browser tools to input data into a centralized database in an online or offline environment. eData Entry accommodates traditional manual, paper-based data entry, data entry using the Internet and other forms of electronic data transmission. eData Entry is also able to capture data in the form of electronic images. This technology allows efficient access to the clinical data, permitting the sponsor or clinical research organization to ensure site compliance with trial protocols.

eResearch Community(TM)         A central command and control portal that provides real-time information related to monitoring
 (eResCom(TM))                  clinical trial activities, data collection and safety. This Internet-based tool, which includes the eResearch Dashboard(TM) and eHealth Education(TM) modules, allows participants in the clinical trial to follow the progress and conduct of a study based on frequently updated data using the Internet. This product allows the participant to analyze data and generate reports in a broad variety of formats that permits early strategic intervention in the clinical trial.
                                eResCom also includes a trial-specific educational tool that allows clinical research professionals to learn about technology developments, new products, clinical protocols and othe educational matters. This application provides a link to the Company's website, www.eRT.com, where the Company provides industry news, therapeutic information, technology updates and chat rooms for professionals.

Consulting                      The Company provides a full spectrum of consulting services that augment the implementation trial execution efforts of customers. The spectrum of services includes study initiation, project management, education, configuration, technology and regulatory review, research dashboards and electronic reporting, uniform standards and standard operating procedures and migration services. Following the implementation, the Company provides on-site research and technology advisory services, support services, including online support and a 24-hour, seven-
                                day help desk, and maintenance.

   The Company's products use common interfaces and common data delivery standards, allowing clinical trial participants to learn how to use additional applications with minimal training. By establishing common naming standards for data that clinical trial participants may share across applications, departments and global locations, sponsors and clinical research organizations can improve data integrity and accelerate reconciliation of information. The Company's products and services can work with and connect to leading third party finance, enterprise resource planning and research software through a batch load utility that the Company has developed.

Technology

   The Company's eResNet, EDC and eResCom applications are available in both client server and web architectures. The Company develops these applications using industry-standard development tools including HTML, Visual Basic, Java and Oracle Developer, all of which provide rapid access to the underlying Oracle database. The Company's philosophy of using industry-standard tools allows the Company to focus its attention on the features and functions delivered through the client interface and the application layer in order to meet its customers' strategic business requirements, who also use those tools to benefit from the underlying data stored in the clinical database.

   In order to be able to support both the client server and web architectures, as well as support the transition of its customers from one architecture to the other, the Company has been evolving its development platform from one completely dependant on Oracle Developer to one that utilizes a combination of Oracle Developer, Visual Basic, Java and HTML. The Company continues to use the Oracle database server to provide data storage and database-level stored procedures and triggers to maintain consistent processing of data and to minimize network traffic for the execution of standard operations. The Company's currently supported platforms are Win95, Windows NT and Win2000.

Research and Development

   The Company or its predecessors have been developing its products and services for more than 20 years. The Company's applications have progressed from mainframe through two-tiered client-server processing and are now three-tiered web architecture. The Company has developed its software to take advantage of the power of the Internet. The Company continues to advance its products by enhancing the human interface of the modules.

   As of December 31, 2001, the Company had 32 employees engaged in research and development, together with 7 consultants. The Company's research and development efforts are focused on improving and enhancing its existing products and services as well as developing new products and services. The Company is also partnering with other companies to broaden its product offerings.

   The Company is currently developing an internal application services provider capability in support of its Digital ECG Community service offering. Additionally, the Company works with a number of entities, including International Business Machines Corporation (IBM) and U.S. Internetworking, to deliver the eResNet, EDC and eResCom Accelerator as a hosted service offering. Research and development expenses were $2.5 million for 1999, $4.8 million for 2000 and $4.9 million for 2001.

The Company's Customers

   The Company serves pharmaceutical, biotechnology and medical device companies as well as clinical research organizations. In Diagnostics Technology and Services, the Company has master service agreements with 50 clients and provides its solutions to 10 of the 15 largest pharmaceutical companies. In Clinical Research Technology and Services, the Company has 48 clients representing over 100 software modules installed worldwide. In 2001, one customer, Pharmacia Corporation, accounted for 10% or more of the Company's consolidated net revenues.

Sales and Marketing

   The Company markets and sells products and services primarily through its domestic and international direct sales, sales support and professional services organization. As of December 31, 2001, the Company's

Business Development Team consisted of approximately 45 sales, marketing and consulting professionals worldwide, which included a direct sales force of 19 sales professionals located in Philadelphia, Pennsylvania, Bridgewater, New Jersey and Peterborough, United Kingdom.

   The Company focuses its marketing efforts toward educating its target market, generating new sales opportunities and increasing awareness of its solutions. The Company conducts a variety of marketing programs internationally, including an annual software users conference, vendor days at clients' offices, business seminars, trade shows, press relations and industry analyst programs and advisory councils.

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

   o core technology and product features

   o ability to implement solutions

   o price

   Although the Company believes that its solutions currently compete favorably with respect to these factors, its market is evolving rapidly. The Company may not be able to maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

Government Regulation

   Human and animal pharmaceutical products, biological products and blood derivatives, and medical devices are subject to rigorous government regulation. In the United States, the principal federal regulatory agency is the Food and Drug Administration (FDA) and there are some similar state agencies. Foreign governments also regulate these products when they are tested or marketed abroad. In the United States, the FDA has established standards for conducting clinical trials leading to the approval for new products.

   Because the Company's products and services assist the sponsor or clinical research organization in conducting the trial and preparing the new drug or device application, the Company must comply with these requirements. The Company also must comply with similar regulatory requirements in foreign countries. These foreign regulations vary somewhat from country to country, but generally establish requirements similar to those of the FDA.

   In March 1997, the FDA promulgated regulations related to requirements for computer systems which support electronic records and electronic signatures. These regulations define requirements for system control, security, authentication, validation and retention of electronic records. Further, in April 1999, the FDA published guidelines regarding the use of computerized systems to create, modify, maintain, archive, retrieve or transmit clinical data intended for use in submissions to the agency. The guidelines recommend that those who use computerized systems in clinical trials design them so that they can satisfy applicable regulatory requirements for recordkeeping and retention with the same degree of confidence as exists with paper-based systems.

   The Company believes that it has designed its products and services to be consistent with the agency's recommendations and to comply with applicable regulatory requirements.

   The Health Insurance Portability and Accountability Act of 1996 established certain requirements relating to the privacy and security of personal health information. The act directly covers how health plans, health care clearinghouses and most health care providers transmit, store, use and disclose individually identifiable health information. Covered uses and disclosures include uses and disclosures for purposes of clinical trials or other activities regulated by the FDA.

   In November 2001, the FDA held a public meeting at which it proposed requiring sponsors of new drugs to submit ECG raw data in digital format and annotated. Annotated data refers to the defining of measurement points and events that are used in the analysis of such data. The FDA plans to hold a second public meeting to further discuss this proposal. At this time, the Company cannot determine the impact that this proposal may have on its Diagnostics Technology and Services segment.

Potential Liability and Insurance

   The Company attempts to manage its risk of liability for personal injury or death to patients from administration of products under study through contractual indemnification provisions with clients and through insurance maintained by the Company and its clients. Contractual indemnification generally does not protect the Company against certain of its own actions, such as negligence. The terms and scope of such indemnification vary from client to client and from trial to trial. Although most of the Company's clients are large, well-capitalized companies, the financial viability of these indemnification provisions cannot be assured. Therefore, the Company bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. The Company also maintains professional liability insurance in the amount of $1 million per claim and in the aggregate and an umbrella policy of $5 million. The Company's operating results could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage maintained by it or the client or where the indemnifying party does not fulfill its indemnification obligations.

Intellectual Property

   The Company's services have been enhanced by significant investment in information technology. The Company's information services group is committed to achieving operating efficiencies through technical advances. The Company has developed certain computer software and technically derived procedures that it seeks to protect through a combination of contract law, trademarks and trade secrets. The Company has sought patent protection in the United States for certain aspects of its method and systems for processing ECGs through the EXPeRT system, although there is no assurance such protection will be granted. Although the Company does not believe that its intellectual property rights are as important to its results of operations as are such factors as technical expertise, knowledge, ability and experience of its professionals, the Company believes that its technical capabilities provide significant benefits to its clients.

Employees

   At December 31, 2001, the Company had a total of 196 employees, with 162 employees (159 full-time, 3 part-time) at its locations in the United States and 34 full-time employees at its location in the United Kingdom. The Company had 113 employees performing services directly for its clients, 32 employees in research and development, 19 employees in sales and marketing and 32 employees involved in general and administrative activities.

   The Company is not a party to any collective bargaining agreements covering any of its employees, has never experienced any material labor disruption and is unaware of any current efforts or plans to unionize its employees. The Company considers its relationships with its employees to be good.

Risks Related to the Company's Business

   The risk factors identified in the cautionary statements below could cause the Company's actual results to differ materially from those suggested in the forward-looking statements appearing elsewhere in this Form 10-K Report. However, these risk factors are not exhaustive, as new risks emerge from time to time, and it is not possible for management to predict all such risk factors or to assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

If general economic conditions worsen, potential customers may be unwilling to make large capital software purchases which could affect the Company's ability to maintain and/or increase license revenues.

   Throughout 2001, in light of poor economic conditions, the Company has seen some resistance by potential customers in making the necessary large capital expenditure to license the Company's software through its traditional one-time license offering. Despite the Company's efforts to market a subscription license, the Company is still dependent on selling one-time software licenses in the near term to achieve growth in license revenues from year to year. If the Company fails to show growth in license revenues, the Company may not meet the expectations of market analysts and investors, which would likely cause the market price of the Company's common stock to decline.

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

The Company's customers may not adopt its eResNet subscription solution, which could prevent the Company from generating recurring revenues. If the Company is unable to generate the recurring revenues that securities analysts expect, the Company's stock price will likely fall.

   A key element of the Company's business strategy is the establishment of eResNets, which are electronic research networks that integrate a combination of the Company's products and services and selling subscriptions to these products through its Accelerator Series. If the Company is not successful in establishing eResNets and collecting monthly subscription fees, it will not generate the volume of recurring revenues in the future that it is expecting and the Company's stock price will likely fall. The eResNet subscription model is unproven and is subject to uncertain market acceptance. The Company's customers may not adopt the concept of eResNets and may, instead, continue to use its products or services on an individual or a modular basis.

The Company has several large customers from whom it derives substantial revenue and therefore the loss of even a few of its customers could significantly reduce its revenues.

   If the Company loses existing customers and does not replace them with new customers, the Company's revenues will decrease and may not be sufficient to cover its costs. The Company currently derives and expects to continue to derive a significant portion of its revenues from a limited number of customers. The Company currently has two reportable businesses: Diagnostics Technology and Services and Clinical Research Technology and Services. In 2001, three customers each accounted for more than 10% of net revenues from the Company's Diagnostics Technology and Services segment. In addition, in 2001, three customers each accounted for more than 10% of net revenues from the Company's Clinical Research Technology and Services segment. Customers terminate or delay trials for a variety of reasons including the failure of the product being tested to satisfy safety requirements, unexpected or undesired clinical results, the customer's decision to forgo a particular study, insufficient patient enrollment or investigator recruitment, and production problems resulting in shortages of required supplies.

The Company may incur losses. If the Company does not achieve or maintain profitability, the Company's stock price is likely to decline and the Company may not be able to continue to operate.

   The Company incurred losses for 2001 and may incur losses into 2002, and it may not be profitable in future periods because the Company's business strategies may not be successful. Failure to re-achieve or maintain profitability could reduce the Company's cash reserves, cause the market price of its common stock to decline and ultimately cause the Company to discontinue operating its business.

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

   The Company's business depends entirely on the clinical trials that pharmaceutical, biotechnology and medical device companies conduct. The Company's revenues will decline if there is less competition in the pharmaceutical, biotechnology or medical device industries, which would result in fewer products under development and decreased pressure to accelerate a product approval. The Company's revenues will also decline if the FDA or similar agencies in foreign countries loosen their requirements, thereby decreasing the complexity of conducting clinical trials. Any other developments that adversely affect the pharmaceutical, biotechnology or medical device industries generally, including product liability claims, new technologies or products or general business conditions, could also decrease the volume of the Company's business.

The Company's failure to expand its business or manage growth successfully could disrupt its business operations, increase it costs and delay implementation of the Company's business strategies.

   Difficulties in managing the Company's future growth could disrupt the Company's business operations, increase the Company's costs and delay achievement of its business goals, making it more difficult for the Company to re-achieve or maintain profitability. The Company's growth strategy depends on its ability to expand and improve its field sales, marketing and services organization, the Company's Diagnostics Technology and Services and Clinical Research Technology and Services operations and its corporate and administrative organizations, both in the United States and throughout the world. In order to grow, the Company will need to hire additional personnel. There are a limited number of experienced personnel with an adequate knowledge of the Company's industry, and competition for their services is intense. In addition, the Company may not be able to project the rate or timing of increases in the use of products and services accurately or to expand and upgrade its systems and infrastructure to accommodate the increases. The expansion of the Company's foreign operations also will require the Company to assimilate differences in foreign business practices, overcome language barriers and hire and retain qualified personnel abroad.

The Company's failure to establish and maintain strategic alliances may delay the development of its products and services, cause the Company to lose customers and prevent the Company from growing the Company's business, any of which could cause the Company's stock price to decline.

   The Company has relationships with providers of hardware and software systems, telecommunications, web-hosting and development, systems integration and website content that support its sales and marketing efforts by satisfying other needs of its existing customers that its solutions do not address and by providing the Company access to their customers as potential sources of new business. The Company does not generally have long-term contracts with its strategic partners, so they may cease doing business with the Company on relatively short notice.

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

   The Company may incur increased expenses or suffer a reduction in revenues if its products and services do not comply with applicable government regulations. The FDA has published regulations and guidelines addressing a broad range of matters relating to the use of computerized systems to collect, manage and analyze data from clinical trials. Moreover, electronic data entry, management and analysis of medical information pertaining to subjects in clinical trials is a recent concept that will be subject to state and federal government regulations that are not yet finalized. Conforming the Company's products and services to these guidelines or to future changes in regulation could substantially increase the Company's expenses. In the United States and in foreign countries, regulatory authorities have also established other standards for conducting clinical trials leading to the approval of new products with which the Company must comply. The Company is subject to these regulations because its products and services assist sponsors and clinical research organizations in conducting trials and preparing new drug or device applications. If a regulatory authority concludes that trials were not conducted in accordance with established requirements, it may take a variety of enforcement actions depending upon the nature of the violation and the applicable country. In the United States, these measures may range from issuing a warning letter or seeking injunctive relief or civil penalties to recommending criminal prosecution, which could result in a prohibition upon the Company's continued participation in future clinical trials.

   In November 2001, the FDA held a public meeting at which it proposed requiring sponsors of new drugs to submit ECG raw data in digital format and annotated. Annotated data refers to the defining of measurement points and events that are used in the analysis of such data. The FDA plans to hold a second public meeting to further discuss this proposal. At this time, the Company cannot determine the impact that this proposal may have on its Diagnostics Technology and Services segment.

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

The Company may incur liability as a result of providing Diagnostic analysis and interpretation services.

   The Company provides centralized analysis and interpretation of ECGs in connection with its customers' clinical trials. It is possible that liability may be asserted against the Company and the physicians who interpret the ECGs for the Company for failing to accurately diagnose a medical problem indicated by the ECG or for failing to disclose a medical problem to the investigator responsible for the subject being tested. If the Company is found liable, it may be forced to pay fines and damages and to discontinue a portion of its operations. The contractual protections included in the Company's customer contracts and its insurance coverage may not be sufficient to protect the Company against such liability. If the protections are not adequate, the Company may be unable to achieve or maintain profitability and the Company's stock price would likely fall.

The diagnostic rental equipment owned and leased by the Company could become obsolete due to technological advances.

   The Company owns and leases equipment, which it rents to its clients to perform diagnostic procedures. This equipment may become obsolete due to advances in technology and the introduction of newer equipment models prior to the time that the Company has fully depreciated the asset or fulfilled its lease obligations. This could result in the Company recording additional expense to write-off the book value or the remaining lease value of the equipment.

ITEM 2. PROPERTIES

   The Company's corporate headquarters are located at 30 South 17th Street, Philadelphia, Pennsylvania, where the Company leases approximately 29,000 square feet, of which approximately 840 square feet the Company subleases to a third party. The Company's lease expires in August 2005. The Company also leases a 30,944 square foot facility in Bridgewater, New Jersey under a lease that expires August 2010 and an 8,840 square foot facility in Peterborough, United Kingdom under a lease that expires October 2009. The Company also leases a 14,088 square foot facility in Bridgewater, New Jersey under a lease that expires April 2006, all of which the Company subleases to a third party. The Company operates its Diagnostics Technology and Services segment primarily from its Philadelphia and Peterborough locations and its Clinical Research Technology and Services segment primarily from its Bridgewater location.

   The Company anticipates that it may require additional space for its operations as the Company expands, and believes that suitable additional or alternative space will be available in the future on commercially reasonable terms.

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

SPECIAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

   Officers are elected by the Board of Directors and serve at the pleasure of the Board. The executive officers of the Company are as follows:

Name                               Age      Position
----                               ---      --------
Joseph A. Esposito .............    49      President, Chief Executive Officer
                                            and Director
Joel Morganroth, MD ............    56      Chairman and Chief Scientist
Robert S. Brown ................    46      Senior Vice President, Diagnostics
                                            Technology and Services
Scott Grisanti .................    39      Senior Vice President, Business
                                            Development and Chief Marketing
                                            Officer
Bruce Johnson ..................    51      Senior Vice President, Chief
                                            Financial Officer and Secretary
Jeffrey S. Litwin, MD ..........    44      Senior Vice President and Chief
                                            Medical Officer
Vincent Renz ...................    45      Senior Vice President, Technology
                                            and Consulting and Chief Technology
                                            Officer

   Mr. Esposito has served as President and Chief Executive Officer of the Company since March 2001. Mr. Esposito formerly served as the President and Chief Operating Officer of the Company since April 1998 and has served as a member of its Board of Directors since 1999. He also has served as the President and Chief Executive Officer of the Company's wholly-owned subsidiary, eRT Operating Company, from January 2000 to December 2001 and President of the Company's Clinical Research Technology and Services division from October 1997 to April 1998. From May 1997 through October 1997, he was President of DLB Systems, Inc., a Safeguard Scientifics company. Mr. Esposito was President of Worldwide Operations for Computron Software Inc. from October 1994 to May 1997. He has over 25 years experience in technology, working closely with pharmaceutical companies in the areas of clinical research, supply chain management and regulatory document management.

   Dr. Morganroth has served as the Chairman of the Company since 1999, its Chief Scientist since March 2001 and as a Director of the Company since 1997. He served as Chief Executive Officer from 1993 to March 2001. In addition, Dr. Morganroth has consulted for the Company since 1976. Dr. Morganroth is an internationally recognized cardiologist and clinical researcher. Dr. Morganroth served for over ten years as a Medical Review Officer/Expert for the U.S. Food and Drug Administration and since 1995 has served in a similar capacity for the Health Protection Branch of Canada.

   Mr. Brown has been the Senior Vice President, Diagnostics Technology and Services for the Company, or its wholly-owned subsidiary, since January 2000. From December 1997 to December 1999, Mr. Brown was Vice President, Business Development for the Company. Mr. Brown was Senior Director, Research and Regulatory Services for the Company from November 1993 to December 1997. Mr. Brown has been employed with the Company for over 20 years.

   Mr. Grisanti has been the Senior Vice President, Business Development and Chief Marketing Officer for the Company, or its wholly-owned subsidiary, since October 2000. Mr. Grisanti was previously employed by ClearCross, Inc., from November 1998 to October 2000, most recently as Area Vice President of Sales. Prior to that, he was Director of Sales for Metasys from December 1996 to November 1998. From August 1994 to December 1996, Mr. Grisanti served as Director of Workflow and COLD Business Development for Computron Software Inc.

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

   Dr. Litwin has been the Senior Vice President and Chief Medical Officer for the Company, or its wholly-owned subsidiary, since July 2000. Dr. Litwin was previously employed by Executive Health Group from May 1993 to July 2000, most recently as Executive Vice President and Chief Operating Officer. Dr.

Litwin also served as a consultant for Schlumberger, Ltd. from March 1996 to July 2000 and for the American and National League of Professional Baseball Clubs from April 1995 to March 1999.

   Mr. Renz has been the Senior Vice President, Technology and Consulting and Chief Technology Officer for the Company, or its wholly-owned subsidiary, since January 2000. Mr. Renz served as the Vice President and General Manager of the Company's Clinical Research Technology and Services division from May 1998 to December 1999. Prior to joining the Company, from January 1998 to May 1998, he worked as a consultant in defining the Client Services infrastructure for the Clinical Research Technology and Services division. Mr. Renz was Vice President, Client Services for Computron Software Inc. from May 1988 to November 1997. Prior to that time, Mr. Renz worked as an information technology consultant for Deloitte, Haskins and Sells from 1984 to 1988 and Arthur Andersen from 1981 to 1984, serving a wide range of industries in the design and implementation of large-scale information systems.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock has been traded on the NASDAQ National Market System since February 4, 1997, currently under the symbol "ERES". Below is the range of high and low sales prices for the common stock for the following quarters as quoted on the NASDAQ National Market System:

          Calendar Period                    High        Low
          ---------------                    ----        ---
          2000
          First Quarter                    $22.0000    $ 9.5000
          Second Quarter                    15.6875      7.0000
          Third Quarter                     17.6875     10.7500
          Fourth Quarter                    12.1875      5.5000

          2001
          First Quarter                    $ 9.2500    $ 4.1250
          Second Quarter                     5.9000      3.7500
          Third Quarter                      8.0000      5.0000
          Fourth Quarter                    11.9900      5.9500

   The Company has never declared or paid any cash dividend on its common stock. In March 2001, the Company paid $639,000 in accrued dividends related to a eRT Operating Company preferred shareholder prior to redeeming the preferred stock. See Note 11 to Consolidated Financial Statements. The Company does not anticipate paying any cash dividends in the foreseeable future, and the Company intends to retain future earnings for the development and expansion of its business.

   As of March 12, 2002, there were approximately 62 holders of record of the Company's Common Stock.

   In the Company's initial public offering (IPO), the Company sold 2,206,250 shares of common stock (including over-allotments), pursuant to its Registration Statement on Form S-1, File No. 333-17001 (the "Registration Statement"), which was declared effective by the Securities and Exchange Commission on February 3, 1997 (the "Effective Date"). The gross proceeds from the IPO were approximately $37,506,000, and, after underwriting discounts and commissions, expenses paid to or for the benefit of underwriters, and other costs of the IPO, net proceeds were approximately $34,182,000.

   From the Effective Date to December 31, 2001, the Company expended net proceeds from the IPO of approximately $13,573,000 for the purchase of property and equipment, $8,655,000 for the purchase of DLB Systems, Inc., $3,229,000 for the repurchase of common stock under the Company's share repurchase program and $8,725,000 for investments in marketable and non-marketable securities.

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

Consolidated Statements of Operations Data (in thousands, except per share data)


                                                                                               Year Ended December 31
                                                                                 --------------------------------------------------
                                                                                   1997       1998       1999      2000       2001
                                                                                 --------   -------    -------    -------   -------
Net revenues:
  License....................................................................    $    210   $ 5,142    $ 4,381    $ 5,189   $ 1,372
  Services...................................................................       7,485    14,611     21,694     22,878    26,625
  CRO operations.............................................................       6,468    12,054     16,710          -         -
                                                                                 --------   -------    -------    -------   -------
Total net revenues...........................................................      14,163    31,807     42,785     28,067    27,997
                                                                                 --------   -------    -------    -------   -------
Costs of revenues:
  Cost of licenses...........................................................          20       138        319        721       576
  Cost of services...........................................................       5,250     9,131     12,578     13,296    12,388
  Cost of CRO operations.....................................................       6,806    10,488     12,512          -         -
                                                                                 --------   -------    -------    -------   -------
Total costs of revenues......................................................      12,076    19,757     25,409     14,017    12,964
                                                                                 --------   -------    -------    -------   -------
Gross margin.................................................................       2,087    12,050     17,376     14,050    15,033
                                                                                 --------   -------    -------    -------   -------
Operating expenses:
  Selling and marketing......................................................       2,492     3,764      5,124      4,754     5,427
  General and administrative.................................................       2,873     4,966      6,565      6,593     5,188
  Research and development...................................................         357     3,131      2,472      4,840     4,865
  Write-off of registration costs............................................           -         -          -        782         -
  Write-off of acquired in-process research and development(1)...............       7,883         -          -          -         -
                                                                                 --------   -------    -------    -------   -------
Total operating expenses.....................................................      13,605    11,861     14,161     16,969    15,480
                                                                                 --------   -------    -------    -------   -------
Operating income (loss)......................................................     (11,518)      189      3,215     (2,919)     (447)
Interest income, net.........................................................       1,250     1,012        735      1,770       941
Investment asset impairment charge...........................................           -         -          -          -    (5,686)
Gain on sale of CRO business.................................................           -         -      4,850      2,114     1,422
                                                                                 --------   -------    -------    -------   -------
Income (loss) before income taxes and minority interest......................     (10,268)    1,201      8,800        965    (3,770)
Income tax provision (benefit)(2)............................................      (4,037)      480      3,520        322      (112)
Minority interest dividend(3)................................................           -         -          -        523       116
                                                                                 --------   -------    -------    -------   -------
Net income (loss)............................................................    $ (6,231)  $   721    $ 5,280    $   120   $(3,774)
                                                                                 ========   =======    =======    =======   =======
Basic net income (loss) per share                                                $  (0.93)  $  0.10    $  0.75    $  0.02   $ (0.54)
Diluted net income (loss) per share                                              $  (0.93)  $  0.10    $  0.74    $  0.02   $ (0.54)

Consolidated Balance Sheet Data (in thousands)

                                                                                                     December 31
                                                                                  -------------------------------------------------
                                                                                   1997       1998       1999      2000       2001
                                                                                  -------   -------    -------    -------   -------
Cash and cash equivalents and short-term investments..........................    $21,763   $16,490    $21,065    $27,657   $18,430
Working capital...............................................................     21,661    20,017     25,266     30,689    20,689
Total assets..................................................................     36,774    40,172     45,212     53,964    41,000
Total stockholders' equity....................................................     30,467    30,941     35,377     34,170    32,792

(1) Represents a one-time charge of $7.9 million for the write-off of acquired in-process research and development in connection with the acquisition of DLB Systems, Inc. in October 1997.

(2) For periods prior to February 3, 1997, the Company was included in the consolidated income tax returns of UM Holdings Ltd. ("UM"). The financial statements reflect income taxes calculated on a separate company basis for all periods presented.

(3) Represents a minority interest dividend earned by the eRT Operating Company preferred shareholder.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Forward-Looking Information

   The following discussion and analysis should be read in conjunction with the Company's financial statements and the related notes to the financial statements appearing elsewhere in this Annual Report. The following includes a number of forward-looking statements that reflects the Company's current views with respect to future events and financial performance. The Company uses words such as anticipate, believe, expect, future, intend, and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. These forward-looking statements are subject to risks and uncertainties such as competitive factors, technology development, market demand and the Company's ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects, and internal issues of the sponsoring client. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further information on potential factors that could affect the Company's financial results can be found in Item 1 of this Report.

Overview

   eResearchTechnology, Inc. (the "Company") is a provider of technology and services that enables the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. The Company is a market leader in providing centralized electrocardiographic (Diagnostic) services and a leading provider of technology and services that streamline the clinical trials process by enabling its customers to evolve from traditional, paper-based methods to electronic processing that leverages the power of the Internet.

   The Company was founded in 1977 to provide Diagnostic services used to evaluate the safety of new drugs. In February 1997, the Company completed an initial public offering of its common stock.

   In October 1997, the Company acquired the assets and business of a provider of clinical research technology and consulting services to the pharmaceutical, biotechnology and medical device industry.

   The Company's solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection, interpretation and new drug or medical device application submission. The Company's products and services are provided, both in the United States and internationally, through two business segments:
Diagnostics Technology and Services, which include centralized Diagnostic services and, prior to January 1, 2000, clinical research operations (CRO operations), including clinical trial and data management services; and Clinical Research Technology and Services, which include the developing, marketing and support of clinical research technology and services. The Company closed its international CRO operations during the second half of 1999 and sold its domestic CRO operations in December 1999. The Company's Diagnostic services are, and clinical trial and data management services were, utilized by clinical trial sponsors during their conduct of clinical trials. Such services are generally similar in nature, have similar production processes, distribution methods and general economics and, therefore, have been aggregated in the Company's Diagnostics Technology and Services segment. The Company's Clinical Research Technology and Services segment includes the licensing of its proprietary software products and the provision of maintenance and services in support of its proprietary software products and, therefore, have been aggregated in one segment. See Note 10 to the Consolidated Financial
Statements appearing herein for information pertaining to the amounts of net revenue, operating profit and identifiable assets attributable to each of the Company's industry segments for the Company's last three fiscal years.

   In the third quarter of 2001, the Company introduced its Accelerator series of products which offers customers the option to subscribe to the Company's applications for either a monthly or annual license term with the option to have the applications hosted in an applications service provider (ASP) environment. Through its flexible offerings, the Company seeks to build market share and obtain customers who were not otherwise willing to purchase software solutions by traditional means. The Company anticipates that an increasing portion of the Company's revenues will be attributable to these Accelerator products. However, this business model is in an emerging state and its revenue and income potential is unproven. Furthermore, the Company's historical revenue sources will likely continue to be major contributors to the Company's overall revenues.

   The Company's license revenues consist of license fees for upfront license sales and monthly and annual subscription license sales. The Company's services revenues consist of Diagnostic services, technology consulting and training services and software maintenance services. Prior to the December 1999 sale of the domestic clinical research service business, the Company also generated revenues from managing clinical trials. The Company has not accounted for the clinical research service business as a discontinued operation because it was not a separate reportable segment. The Company will not generate any future revenues from clinical research services.

   The Company recognizes software revenues under the residual method in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9. Accordingly, the Company recognizes up-front license fee revenues when a formal agreement exists, delivery of the software and related documentation has occurred, collectibility is probable and the license fee is fixed or determinable. The Company recognizes subscription license fee revenues over the term of the subscription. Diagnostic service revenues consist of revenues from services that the Company provides on a fee-for-service basis and the Company recognizes such revenues as the services are performed. The Company recognizes revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. The Company provides consulting and training services on a time and materials basis and recognizes revenues as the Company performs the services. Clinical research services were generally based on fixed-price contracts, with variable components. Revenues from clinical research services were recognized as services were rendered.

   Cost of licenses consists primarily of ASP fees, the cost of producing compact disks and related documentation and royalties paid to third parties in connection with their contributions to the Company's product development. Cost of services includes the cost of Diagnostic services and the cost of technology consulting, training and maintenance services. Cost of Diagnostic services consists primarily of direct costs related to the Company's centralized Diagnostic services and includes wages, fees paid to outside consultants, shipping expenses and other direct operating costs. Cost of technology consulting, training and maintenance services consists primarily of wages, fees paid to outside consultants and other direct operating costs related to the Company's consulting and customer support functions. Cost of clinical research services consisted primarily of wages, fees paid to outside consultants and other direct operating costs associated with the Company's CRO operations. Selling and marketing expenses consist primarily of wages and commissions paid to sales and marketing personnel or paid to third parties under marketing assistance agreements, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of wages and direct costs for the Company's finance, administrative, corporate information technology and executive management functions, in addition to professional service fees. Research and development expenses consist primarily of wages paid to the Company's product development staff, costs paid to outside consultants and direct costs associated with the development of the Company's technology products.

   The Company conducted its operations through its wholly-owned subsidiary, eRT Operating Company (eRT OC) from January 2000 to December 31, 2001, at which time eRT OC was merged with and into the Company. As a result of the merger, the separate legal existence of eRT OC ceased. The Company conducts its operations with offices in the United States and the United Kingdom (UK). The Company's international net revenues represented 12.6%, 20.5% and 21.5% of total net revenues for the years ended December 31, 1999, 2000 and 2001, respectively.

Results of Operations

   The following table presents certain financial data as a percentage of total net revenues:

                                                           Year Ended December 31
                                                           ----------------------
                                                            1999    2000     2001
                                                           -----    -----   -----
Net revenues:
  Licenses.............................................     10.2%    18.5%    4.9%
  Services.............................................     50.7%    81.5%   95.1%
  CRO operations.......................................     39.1%      --      --
                                                           -----    -----   -----
Total net revenues.....................................    100.0%   100.0%  100.0%
                                                           -----    -----   -----
Costs of revenues:
  Cost of licenses.....................................      0.7%     2.6%    2.1%
  Cost of services.....................................     29.4%    47.3%   44.2%
  Cost of CRO operations...............................     29.2%      --      --
                                                           -----    -----   -----
Total costs of revenues................................     59.3%    49.9%   46.3%
                                                           -----    -----   -----
Gross margin...........................................     40.7%    50.1%   53.7%
                                                           -----    -----   -----
Operating expenses:
  Selling & marketing..................................     12.0%    16.9%   19.4%
  General & administrative.............................     15.3%    23.5%   18.5%
  Research and development.............................      5.9%    17.2%   17.4%
  Write-off of registration costs......................       --      2.9%     --
                                                           -----    -----   -----
Total operating expenses...............................     33.2%    60.5%   55.3%
                                                           -----    -----   -----
Operating income (loss)................................      7.5%   (10.4%)  (1.6%)
Interest income, net...................................      1.7%     6.3%    3.3%
Investment asset impairment charge.....................       --       --   (20.3%)
Gain on sale of CRO business...........................     11.3%     7.5%    5.1%
                                                           -----    -----   -----
Income (loss) before income taxes......................     20.5%     3.4%  (13.5%)
Income tax provision (benefit).........................      8.2%     1.1%   (0.4%)
Minority interest dividend.............................       --      1.9%    0.4%
                                                           -----    -----   -----
Net income (loss)......................................     12.3%     0.4%  (13.5%)
                                                           =====    =====   =====

Year ended December 31, 2001 compared to the year ended December 31, 2000

   Total net revenues decreased 0.4% to $28.0 million for the year ended December 31, 2001 compared to $28.1 million for the year ended December 31, 2000.

   License revenues decreased 73.1% to $1.4 million for the year ended December 31, 2001 from $5.2 million for the year ended December 31, 2000. The decrease in license revenues was primarily due to fewer license contract signings and software deliveries in 2001. The Company believes the decrease in license contract signings was primarily the result of caution in the general business climate and particularly in the technology sector, which impacted final decisions on new software licenses in 2001. The Company cannot predict what impact the current economic climate will have on future software license revenues. In the third quarter of 2001, the Company introduced its Accelerator series of products which offers customers the option to subscribe to the Company's applications for either a monthly or annual license term with the option to have the applications hosted in an ASP environment. Through its flexible offerings, the Company seeks to build market share and obtain customers who were not otherwise willing to purchase software solutions by traditional means. License revenue from the Accelerator series of products will be recognized over the subscription period, which has the effect of reducing revenues in the short-term as compared to upfront licenses which are typically recognized upon delivery.

   Total services revenues increased 16.2% to $26.6 million for the year ended December 31, 2001 from $22.9 million for the year ended December 31, 2000.

   Diagnostic service revenues increased 34.2% to $19.6 million for the year ended December 31, 2001 from $14.6 million. The increase in Diagnostic service revenues was primarily due to increased sales volume with both new and existing clients.

   Technology consulting and training service revenues decreased 31.1% to $3.1 million for the year ended December 31, 2001 compared to $4.5 million for the year ended December 31, 2000. The decrease in technology consulting and training service revenues was due primarily to the termination of a two-year consulting contract in December 2000, which accounted for $2.3 million of revenue in the year ended December 31, 2000. This decrease was partially offset by additional support revenues from new software installations and increased consulting activity in support of the Company's software and client needs during 2001.

   Software maintenance revenues increased 2.6% to $3.9 million for the year ended December 31, 2001 compared to $3.8 million for the year ended December 31, 2000. The increase in software maintenance was due to a larger installed base of software licenses during the year ended December 31, 2001 compared to the year ended December 31, 2000.

   Total cost of revenues decreased 7.1% to $13.0 million, or 46.3% of revenues, for the year ended December 31, 2001 compared to $14.0 million, or 49.9% of revenues, for the year ended December 31, 2000.

   The cost of licenses decreased 20.1% to $576,000 for the year ended December 31, 2001 from $721,000 for the year ended December 31, 2000. The decrease in the cost of licenses was primarily due to third party royalties incurred in 2000 from software sales. There were minimal royalties payable to third parties in 2001. This decrease was partially offset by ASP hosting fees incurred in 2001. There were no ASP hosting fees in 2000.

   As a percentage of license revenues, the cost of licenses increased to 41.1% for the year ended December 31, 2001 from 13.9% for the year ended December
31, 2000. The increase in the cost of licenses as a percentage of license revenues in 2001 was due to the significant decrease in license revenues with only a small reduction in costs, some of which are relatively fixed in nature.

   The cost of services decreased 6.8% to $12.4 million, or 46.6% of services revenues for the year ended December 31, 2001 from $13.3 million, or 58.1% of services revenues for the year ended December 31, 2000.

   The cost of Diagnostic services increased 2.4% to $8.6 million for the year ended December 31, 2001 from $8.4 million for the year ended December 31, 2000. The increase in the cost of Diagnostic services was due primarily to an increase in variable costs associated with the increase in Diagnostic service revenues. This increase was partially offset by a cost control initiative, which took effect during the second quarter of 2001.

   As a percentage of Diagnostic services revenues, the cost of Diagnostic services decreased to 43.9% for the year ended December 31, 2001 from 57.5% for the year ended December 31, 2000. The decrease in the cost of Diagnostic services as a percentage of Diagnostic service revenues was due primarily to the increase in Diagnostic service revenues without a comparable increase in costs, many of which are fixed in nature, and the impact of the cost control initiative, which took effect during the second quarter of 2001.

   The cost of technology consulting and training services increased 4.3% to $2.4 million, or 77.4% of technology consulting and training service revenues, for the year ended December 31, 2001 compared to $2.3 million, or 51.1% of technology consulting and training service revenues, for the year ended December 31, 2000. The increase in both the cost of technology consulting and training services and the cost of technology consulting and training services as a percentage of technology consulting and training service revenues was due primarily to additional personnel subcontracting costs and travel and increased facility and depreciation expenses. The increase in the costs of technology consulting and training services as a percentage of technology consulting and training service revenues was also due to the termination of a two-year consulting contract in December 2000 that accounted for $2.3 million of revenues in the year ended December 31, 2000 with a higher than typical margin.

   The cost of software maintenance services decreased 46.2% to $1.4 million, or 35.9% of software maintenance revenues, for the year ended December 31, 2001 compared to $2.6 million, or 68.4% of software maintenance revenues, for the year ended December 31, 2000. The decrease in both the cost of software maintenance services and the cost of software maintenance services as a percentage of software maintenance revenues was due primarily to a reduction in subcontracting costs, recruiting fees, and personnel dedicated to software maintenance during the year ended December 31, 2001.

   Selling and marketing expenses increased 12.5% to $5.4 million, or 19.4% of total net revenues, for the year ended December 31, 2001 compared to $4.8 million, or 16.9% of total net revenues, for the year ended December 31, 2000. The increase in both the selling and marketing expense and the selling and marketing expense as a percentage of net revenues was primarily due to increased payroll costs associated with expanding the Company's sales force during the fourth quarter of 2000. This increase was partially offset by lower advertising production, advertising placement and promotion costs in the year ended December 31, 2001.

   General and administrative expenses decreased 21.2% to $5.2 million, or 18.5% of total net revenues, for the year ended December 31, 2001 compared to $6.6 million, or 23.5% of total net revenues, for the year ended December 31, 2000. The decrease in both the general and administrative expenses and general and administrative expenses as a percentage of total net revenues was primarily due to decreases in professional fees and bad debt expense in the year ended December 31, 2001.

   Research and development expenses increased 2.1% to $4.9 million, or 17.4% of total net revenues, for the year ended December 31, 2001 compared to $4.8 million, or 17.2% of total net revenues, for the year ended December 31, 2000. The increase in both the research and development expenses and research and development expenses as a percentage of total net revenues was primarily due to increased payroll, subcontracting, training and facility costs. The increase in the research and development expenses as a percentage of total net revenues was also due to the decrease in total net revenues in 2001 without a comparable decrease in costs, many of which are fixed in nature.

   The Company recorded an investment asset impairment charge of $5.7 million in the year ended December 31, 2001. This charge was primarily the result of continued negative market conditions affecting the carrying value of the Company's investments in Medical Advisory Systems, Inc., AmericasDoctor.com, Inc., and INNX, Inc. At December 31, 2001, the remaining carrying values on the balance sheet for Medical Advisory Systems, Inc., AmericasDoctor.com, Inc., and INNX, Inc. are $2.7 million, $509,000 and $0, respectively. Included in the $2.7 million carrying value for Medical Advisory Systems, Inc. as of December 31, 2001 is an unrealized gain of $665,000. The Company will continue to assess the fair values of these investments and whether or not any declines in fair values below the current cost bases are deemed to be other than temporary. If declines in the fair values of these investments are judged to be other than temporary, the cost bases of these investments would be written down to fair value, and the amount of the write-down would be included in the Company's results. Given the current performance and general market conditions for technology related companies, additional write-downs of these investments may occur in the future.

   The Company recorded a one-time charge for costs incurred in connection with eRT OC's proposed initial public offering of $782,000 in the quarter ended December 31, 2000. In March 2001, eRT OC withdrew its registration statement.

   In December 1999, the Company sold its domestic CRO operations to SCP Communications, Inc. In connection with the settlement of certain earn-outs, the Company recorded additional pre-tax gain of $1.4 million and $2.1 million in 2001 and 2000, respectively, from this transaction.

   Interest income, net, consisted primarily of interest income realized from the Company's cash, cash equivalents and short-term investments. Interest income decreased 47.7% to $941,000 for the year ended December 31, 2001 compared to $1.8 million for the year ended December 31, 2000. The primary reason for the decrease was due to a lower cash balance during 2001 resulting from the $9.5 million repurchase of eRT OC's convertible preferred stock in March 2001 and lower interest rates in 2001.

   The Company's effective tax rate was 3.0% and 33.4% for the years ended December 31, 2001 and 2000, respectively. The decrease in the Company's effective tax rate in 2001 was primarily due to the Company not recording a tax benefit for the capital loss associated with the investment asset impairment charge of $5.7 million recognized during 2001, due to the uncertainty of the realization of any tax benefit associated with these long-term capital losses in future periods. The impact of the capital loss not benefited was partially offset by research and development tax credits of $702,000, which were recognized in 2001.

Year ended December 31, 2000, compared to the year ended December 31, 1999

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

   License revenues increased 18.2% to $5.2 million for the year ended December 31, 2000 from $4.4 million for the year ended December 31, 1999. The increase in license revenues was due primarily to revenue recognized under master software license agreements that included the Company's eResNet product. Services revenues increased 5.5% to $22.9 million for the year ended December 31, 2000 from $21.7 million for the year ended December 31, 1999. Diagnostic service revenues increased 4.3% to $14.6 million for the year ended December 31, 2000 compared to $14.0 million for the year ended December 31, 1999.
During 1999, the Company's clinical laboratory operation was included in Diagnostic service revenues. Clinical laboratory operations were phased out during the second half of 1999. Clinical laboratory operations net revenues for the year ended December 31, 1999 were $651,000. Technology consulting and training service revenues increased 15.4% to $4.5 million for the year ended December 31, 2000 compared to $3.9 million for the year ended December 31, 1999. The increase in technology consulting and training service revenues was due primarily to additional support revenues from new software installations and increased consulting activity in support of the Company's clients' needs. During 1999, the Company signed a two-year consulting contract with a customer to help it enhance its capabilities to identify and recruit patients for clinical trials. Of the $4.5 million and $3.9 million in technology consulting and training service revenues recognized in 2000 and 1999, respectively, $2.3 million was recognized each year from this contract. This contract expired on December 31, 2000. Software maintenance revenue was $3.8 million for the years ended December 31, 2000 and 1999.

   Total costs of revenues decreased 44.9% to $14.0 million, or 49.9% of revenues, for the year ended December 31, 2000 compared to $25.4 million, or 59.3% of revenues, for the year ended December 31, 1999. Total costs of revenues for the year ended December 31, 1999 included costs of revenues of $12.5 million from CRO operations. The Company sold its domestic CRO operations in December 1999 and closed its international CRO operations during the second half of 1999.

   The cost of license revenues increased 126.0% to $721,000, or 13.9% of license revenues, for the year ended December 31, 2000 from $319,000, or 7.3% of license revenues, for the year ended December 31, 1999. The increase in both the cost of licenses and the cost of licenses as a percentage of license revenues was primarily due to third party royalties incurred in 2000 based on software revenues. In addition, documentation costs increased due to requirements associated with new software releases in 2000. The cost of services revenues increased 5.6% to $13.3 million, or 58.1% of services revenues, for the year ended December 31, 2000 from $12.6 million, or 58.0% of services revenues, for the year ended December 31,

1999. The cost of Diagnostic services decreased 4.5% to $8.4 million for the year ended December 31, 2000 compared to $8.8 million for the year ended December 31, 1999. The decrease in the cost of Diagnostic service revenues was primarily due to the cost associated with the Company's clinical laboratory operations, which were included in the Company's cost of Diagnostic services during 1999. For the year ended December 31, 1999, cost of services for the clinical laboratory operations were $1.2 million. As a percentage of Diagnostic service revenues, cost of Diagnostic services decreased to 57.5% for the year ended December 31, 2000 from 62.9% for the year ended December 31, 1999. The decrease in the cost of Diagnostic services as a percentage of Diagnostic service revenues was primarily due to the phase-out of the Company's clinical laboratory operations in 1999. The cost of consulting and software maintenance revenues increased 28.9% to $4.9 million for the year ended December 31, 2000 compared to $3.8 million for the year ended December 31, 1999. As a percentage of consulting and software maintenance revenues, the cost of consulting and software maintenance revenues increased to 59.0% for the year ended December 31, 2000 from 49.4% for the year ended December 31, 1999. The increase was due primarily to additional personnel, recruiting fees, subcontracting costs and travel and increased facility and depreciation expenses to support the increase in maintenance and consulting revenues and to implement the Company's new business model.

   Selling and marketing expenses decreased 5.9% to $4.8 million for the year ended December 31, 2000 compared to $5.1 million for the year ended December 31, 1999. The decrease in selling and marketing expenses was due to lower compensation costs resulting from the sale of the Company's domestic clinical research services in December 1999. This decrease was partially offset by increased advertising, promotion, convention and other selling expenses as a result of eRT OC's corporate formation and branding program, in addition to increased commission expense resulting from increased software license revenues in the year ended December 31, 2000. As a percentage of total net revenues, selling and marketing expenses increased to 16.9% for the year ended December 31, 2000 from 12.0% for the year ended December 31, 1999. This increase is due to reduced revenues as a result of the sale of the Company's domestic CRO operations in December 1999 and increased spending for brand awareness noted above.

   General and administrative expenses were $6.6 million for the year ended December 31, 2000 and 1999. As a percentage of total net revenues, general and administrative expenses increased to 23.5% from 15.3% primarily because a significant portion of these expenses are fixed in nature and revenues decreased in 2000 due to the Company's sale of the domestic CRO operation in December 1999.

   Research and development expenses increased 92.0% to $4.8 million, or 17.2% of total net revenues, for the year ended December 31, 2000 compared to $2.5 million, or 5.9% of total net revenues, for the year ended December 31, 1999. The Company increased its investment in research related activities in 2000 to implement its new business model. This increase was due primarily to increased payroll, subcontracting, training and facility costs.

   The Company recorded a one-time charge for costs incurred in connection with eRT OC's initial public offering of $782,000 in the quarter ended December 31, 2000. In March 2001, eRT OC withdrew its registration statement.

   In December 1999, the Company sold its domestic CRO operations to SCP Communications, Inc. The Company recognized the consideration which was not subject to contingencies and reported a pre-tax gain of $4.9 million on the transaction in 1999. In connection with the settlement of certain earn-outs, the Company recorded additional pre-tax gain of $2.1 million in 2000, from this transaction.

   Interest income, net, consisted primarily of interest income realized from the Company's cash, cash equivalents and short-term investments. Interest income increased 144.9% to $1.8 million for the year ended December 31, 2000 compared to $735,000 for the year ended December 31, 1999. The primary reason for the increase was due to a higher cash balance during the year resulting from the $9.5 million investment in eRT OC preferred stock in March 2000 and the receipt of payment of the $8 million note in January 2000 from the sale of the CRO operations.

   The Company's effective tax rate was 33.4% for the year ended December 31, 2000 compared to 40.0% for the year ended December 31, 1999. The 2000 tax rate reflects increased pre-tax income earned in the

Company's UK subsidiary in 2000, which is taxed at a lower rate than income earned in the United States and increased interest income in 2000 that is not taxable for federal income tax purposes. These items were partially offset by a valuation allowance recorded during 2000 for the state net operating loss carryforwards available as of December 31, 2000.

Liquidity and Capital Resources

   In February 1997, the Company completed its initial public offering, which resulted in proceeds from the offering, net of expenses, of $34.2 million.

   For the year ended December 31, 2001, the Company's operations provided cash of $3.0 million compared to cash used in operations of $2.4 million during the year ended December 31, 2000. The change was primarily the result of a lower operating loss, decreased accounts receivable and changes to other working capital accounts for the year ended December 31, 2001 compared to the year ended December 31, 2000.

   During the year ended December 31, 2001, the Company purchased $4.6 million of property and equipment compared to $3.2 million purchased in 2000. The increase is due to a higher level of spending on diagnostic rental equipment in 2001 to accommodate business needs, furniture and equipment purchases for the Company's office expansions and capital expenditures related to the Company's increased headcount.

   In December 1999, the Company sold its domestic clinical research operations to SCP Communications, Inc. The Asset Purchase Agreement related to this sale called for two escrow accounts (collectively hereinafter referred to as the "Escrow Account") from which the Company would be entitled to additional proceeds upon the occurrence of certain events. In 2001, the Company received $3.0 million from the Escrow Account of which $1.6 million was recorded as additional gain on sale in the fourth quarter of 2000 and $1.4 million was recorded as additional gain on sale in 2001. During the first quarter of 2002, the Company expects to finalize the accounting for the disposition related to certain earn-outs and record any final adjustment at that time.

   In March 2000, the Company's wholly-owned subsidiary, eRT OC, sold 95,000 shares of its convertible preferred stock to Communicade, Inc. for a total gross proceeds of $9.5 million and agreed, if eRT OC consummated an initial public offering of its stock, to issue a warrant to Communicade, Inc. to purchase 2.5% of eRT OC's outstanding common stock. The preferred stock would have automatically converted into common stock upon consummation of an eRT OC initial public offering. In March 2000, eRT OC issued a warrant to purchase common stock to Scirex Corporation. The warrant entitled Scirex Corporation to purchase the number of common shares equal to $1.0 million divided by eRT OC's initial public offering price per share, at an exercise price per share equal to eRT OC's initial public offering price per share and would have been exercisable for a two year period following consummation by eRT OC of an initial public offering of its common stock. On March 1, 2001, eRT OC withdrew the registration statement associated with its initial public offering and the Company purchased the convertible preferred stock sold to Communicade, Inc. for the original purchase price of $9.5 million plus $639,000 in accrued dividends. Following the merger of eRT OC with and into the Company, the separate legal existence of eRT OC ceased, thereby preventing eRT OC from ever consummating an initial public offering. As a result, the Company believes that there will never be an obligation to issue a warrant to Communicade, Inc. and that the warrant issued to Scirex Corporation is effectively null and void because it will never become exercisable and neither the exercise price per share nor the number of shares subject to the warrant will ever be established.

   In February 2001, the Board of Directors authorized a stock buy-back program of up to 500,000 shares of the Company's common stock. The share purchase authorization allows the Company to make purchases from time to time on the open market at prevailing prices or in privately negotiated transactions. Company management will make the purchase decisions based upon market conditions and other considerations. During the year ended December 31, 2001, the Company used $518,000 to purchase 91,700 shares of its common stock on the open market at an average price of $5.65 per share.

   During the year ended December 31, 2001, the Company received $48,000 in cash from the exercise of 20,000 stock options at exercise prices per option of between $6.00 and $10.00. An additional $120,000 in cash was received in January 2002 related to the options exercised in 2001.

   The Company has a line of credit arrangement with First Union National Bank totaling $3.0 million. At December 31, 2001, the Company had no outstanding borrowings under the line.

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

Recent Pronouncements

   See discussion in Note 1 to the Consolidated Financial Statements.

Critical Accounting Policies

   In December 2001, the Securities and Exchange Commission (SEC) issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

   The Company's significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Revenue recognition

   The Company recognizes its revenue primarily from two sources: license fees and services. The Company's license revenues consist of fees for software license sales and monthly and annual subscription license fees. The Company's services revenues consist of Diagnostic services, technology consulting and training services and software maintenance services. Prior to the December 1999 sale of the domestic clinical research service business, the Company also generated revenues from managing clinical trials.

   The Company recognizes software revenues under the residual method in accordance with Statement of Position 97-2, "Software Revenue Recognition", as amended by Statement of Position 98-9. Accordingly, the Company recognizes software license fee revenues when a formal agreement exists, delivery of the software and related documentation has occurred, collectability is probable and the license fee is fixed or determinable. The Company recognizes subscription license fee revenues over the term of the subscription. Diagnostic service revenues consist of revenues from services that the Company provides on a fee-for-service basis, which are recognized as the services are performed. The Company recognizes revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. The Company provides consulting and training services on a time and materials basis and recognizes revenues as the services are performed. Clinical research services were generally based on fixed-price contracts, with variable components. Revenues from clinical research services were recognized as services were rendered.

   At the time of the transaction, management assesses whether the fee associated with the Company's revenue transactions is fixed and determinable and whether or not collection is reasonably assured. The assessment of whether the fee is fixed and determinable is based upon the payment terms of the transaction. If a significant portion of a fee is due after the Company's normal payment terms or upon implementation or customer acceptance, the fee is accounted for as not being fixed or determinable. In these cases, revenue is recognized as the fees become due or after implementation or customer acceptance has occurred.

   Collectability is assessed based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If it is determined that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash. Under a typical contract for Diagnostic services, customers pay the Company a portion of the Company's fee for these services upon contract execution as an upfront deposit, which is typically nonrefundable upon contract termination. Revenues are then recognized under Diagnostic service contracts as the services are performed.

   For arrangements with multiple obligations (for example, a software license with a maintenance contract), revenue is allocated to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to the Company. Fair values for maintenance obligations are based upon rates in the Company's price lists, and are generally 20% of the license fee charged.

Marketable Securities

   Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. If a decline in the fair value of available-for-sale securities occurs, management is required to assess whether such a decline is other than temporary and, if so determined, the basis of the investment would be written down to fair value, and an investment asset impairment charge would be recognized in the Company's consolidated statements of operations. Testing for impairment of investments requires significant management judgment including the identification of potentially impaired investments, the determination of their fair value and the assessment of whether any decline in value is other than temporary. Revisions of impairment judgments are made when new information becomes known, and any resulting impairment charges are made at that time. Management's review for impairment includes, but is not limited to, reviewing the investee's cash position, earnings and revenue outlook, recent stock price performance, liquidity and management/ownership. See Note 1 in the Notes to Consolidated Financial Statements for more information.

Investments in Non-Marketable Securities

   The Company accounts for its investments in non-marketable securities under the cost method in accordance with Accounting Principles Board (APB) No. 18, "The Equity Method of Accounting for Investments in Common Stock", as the Company does not have "significant influence" over its investees as defined in APB No. 18. If a decline in the fair value of a non-marketable security occurs, management is required to assess whether such a decline is other than temporary and, if so determined, the cost basis of the investment would be written down to fair value and an investment asset impairment charge would be recognized in the Company's consolidated statements of operations. The Company's non-marketable investments consist of investments in privately held entities for which fair values are not readily determinable. Given the nature of these investments, management's assessments of fair value are judgmental and based upon available financial and other data. Testing for impairment of investments requires significant management judgment including the identification of potentially impaired investments, the determination of their fair value and the assessment of whether any decline in value is other than temporary. Revisions of impairment judgments are made when new information becomes known, and any resulting impairment charges are made at that time. Management's review for impairment includes, but is not limited to, reviewing the investee's cash position, earnings and revenue outlook, liquidity and management/ownership. See Note 1 in the Notes to Consolidated Financial Statements for more information.

Accounting for Income Taxes

   As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves management's estimating its current tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. Management must then assess the likelihood that the Company's net deferred tax assets will be recovered from future taxable income, and, to the extent that management believes that recovery is not likely, must establish a valuation allowance. To the extent management establishes or increases a valuation allowance in a period, an expense must be included within the tax provision in the consolidated statement of operations.

   Significant management judgment is required in determining the Company's provision for income taxes, deferred taxes and any valuation allowance recorded against deferred tax assets. As of December 31, 2001, the Company recorded a valuation allowance of $1.3 million related to its deferred tax assets. See Note 6 in the Notes to Consolidated Financial Statements for more information.

   The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternatives would not produce a materially different result. See the Company's audited Consolidated Financial Statements and Notes thereto, which begin on page F-1 of this Annual Report on Form 10-K, and contain accounting policies and other disclosures required by generally accepted accounting principles.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's primary financial market risks include fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

   The Company generally places its investments in A1P1 rated commercial bonds and paper, municipal securities and certificates of deposit with fixed rates with maturities of less than one year. The Company actively manages its portfolio of cash equivalents and marketable securities but in order to ensure liquidity will only invest in instruments with high credit quality where a secondary market exists. The Company has not and does not hold any derivatives related to its interest rate exposure. Due to the average maturity and conservative nature of the Company's investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for the year ended December 31, 2001 would have decreased by less than $200,000. This estimate assumes that the decrease occurred on the first day of 2001 and reduced the yield of each investment by 100 basis points. The impact on the Company's future interest income of future changes in investment yields will depend largely on the gross amount of the Company's cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources".

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

   Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for international operations by less than $100,000.

   The introduction of the Euro as a common currency for members of the European Monetary Union took place in January 1999. To date, the introduction of the Euro has had no impact on the Company's operations in the UK, as all net revenues have been billed in pounds sterling.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information called for by this Item is set forth on Pages F-1 through F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information relating to Directors of the Company is incorporated by reference from the "Election of Directors" section of the Proxy Statement for the Company's 2002 Annual Meeting of Shareholders (the "Proxy Statement"). For information concerning the executive officers of the Company, see "Executive Officers of Registrant" in Part 1 of this Report.

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

       3.1 Amended and Restated Certificate of Incorporation, as amended.(10)

       3.2      Bylaws.(2)

       3.3      Amendment to Bylaws.(4)

       3.4 Certificate of Merger between the Company and eRT Operating Company.(filed herewith)

       4.1      Form of Stock Certificate.(filed herewith)

      10.6      Amended and Restated 1993 Stock Option Plan.(2)(3)

      10.7      1996 Stock Option Plan, as amended.(filed herewith)(3)

      10.10     Tax Sharing Agreement with UM Holdings, Inc.(2)

      10.17     Tax Indemnity Agreement with UM Holdings, Ltd.(2)

      10.23 Sublease Agreement between the Company and Raytheon Engineers & Constructors, Inc.(4)

      10.25     Registration Rights Agreement dated August 27, 1999.(1)

      10.33 Management Consulting Agreement effective as of January 1, 2000 between Joel Morganroth, M.D., P.C. and the
                Company.(3)(5)

      10.34 Management Employment Agreement effective January 1, 2000 between Joseph A. Esposito and the Company.(3)(6)

      10.35 Management Employment Agreement effective January 27, 2000 between Bruce Johnson and the Company.(3)(6)

      10.36 Management Employment Agreement effective January 1, 2000 between Vincent Renz and the Company.(3)(6)

      10.37 Amendment to Management Employment Agreement effective January 2, 2002 between Bruce Johnson and the
                Company.(filed herewith)(3)

      10.41 Series A Preferred Stock Purchase Agreement dated as of March 24, 2000 among the Company, eRT Operating Company and Communicade Inc.(6)

      10.42 Investor Rights Agreement dated as of March 24, 2000 between the Company, eRT Operating Company and Communicade Inc.(6)

      10.43 Put Option Agreement dated March 24, 2000 between the Company and Communicade Inc.(6)

      10.44 Form of Warrant to be issued by the Company in favor of Communicade Inc.(6)

      10.45 Warrant dated March 27, 2000 issued by the Company in favor of Scirex Corporation (6)

      10.46 Stock Purchase Agreement dated March 8, 2000 between the Company and Medical Advisory Systems, Inc.(6)

      10.47 Amendment to Management Agreement dated September 7, 1999 between the Company and Joel Morganroth, MD.(3)(6)

      10.48 Management Employment Agreement effective as of January 1, 2000 between Robert Brown and the Company, as amended.(3)(7)

      10.50     eRT Operating Company 2000 Stock Option Plan.(3)(7)

      10.51 Management Employment Agreement effective as of July 5, 2000 between Jeffrey Litwin, M.D. and the Company, as amended.(3)(7)

      10.52 Lease Agreement dated August 18, 2000 between Advance/GLD 2 L.L.C. and the Company.(8)

      10.53     Employment Termination Agreement with Joel Morganroth,
                M.D.(3)(9)

      10.54     Management Consulting Agreement with Joel Morganroth, M.D.,
                P.C.(3)(9)

      10.55     Promissory Note to First Union National Bank.(12)

      10.56 Management Employment Agreement effective May 21, 2001 between Dr. Joel Morganroth and the Company.(11)

      10.57 Management Consulting Agreement effective May 21, 2001 between Dr. Joel Morganroth and the Company.(11)

      10.58 Management Employment Agreement effective as of October 16, 2000 between Scott Grisanti and the Company.(filed herewith)(3)

      10.59 Attornment Agreement between 17th Ludlow Property, L.L.C. and the Company.(filed herewith)

      21.1      Subsidiaries of the Registrant.(filed herewith)

      23.1      Consent of Arthur Andersen LLP.(filed herewith)
---------------
(1) Incorporated by reference to exhibit 10.1, filed in connection with the Company's Form 8-K on August 27, 1999.
(2) Incorporated by reference to the exhibit with the same number, filed in connection with the Company's Registration Statement on Form S-1, File No. 333-17001, declared effective by the Securities and Exchange Commission on February 3, 1997.
(3)   Management contract or compensatory plan or arrangement.
(4) Incorporated by reference to the exhibit filed in connection with the Company's Form 10-K on March 31, 1999.
(5) Incorporated by reference to the exhibit filed in connection with the Company's Form 10-K on March 30, 2000.
(6) Incorporated by reference to the exhibit filed in connection with the Company's Form 10-Q on May 15, 2000.
(7) Incorporated by reference to the exhibit filed in connection with the Company's Form 10-Q on August 14, 2000.
(8) Incorporated by reference to the exhibit filed in connection with the Company's Form 10-Q on November 13, 2000.
(9) Incorporated by reference to the exhibit filed in connection with the Company's Form 10-K on March 19, 2001.
(10) Incorporated by reference to the exhibit filed in connection with the Company's Form 10-Q on May 11, 2001.
(11) Incorporated by reference to the exhibit filed in connection with the Company's Form 10-Q on August 10, 2001.
(12) Incorporated by reference to the exhibit filed in connection with the Company's Form 10-Q on November 8, 2001.

(b)   Reports on Form 8-K.

    None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2002.

                           eResearchTechnology, Inc.

                           By: /s/ Joseph A. Esposito
                                ----------------------
                                Joseph A. Esposito
                                President and Chief Executive Officer, Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                         Title                                 Date
               ---------                         -----                                 ----
     /s/ Joseph A. Esposito        President and Chief Executive Officer,          March 12, 2002
--------------------------------     Director (Principal executive officer)
        Joseph A. Esposito


       /s/ Joel Morganroth         Chairman and Chief Scientist                    March 12, 2002
--------------------------------
      Joel Morganroth, M.D.


        /s/ Bruce Johnson          Senior Vice President, Chief Financial          March 12, 2002
--------------------------------     Officer and Secretary (Principal
          Bruce Johnson              financial and accounting officer)


     /s/ Sheldon M. Bonovitz       Director                                        March 12, 2002
--------------------------------
       Sheldon M. Bonovitz


        /s/ James C. Gale          Director                                        March 12, 2002
--------------------------------
          James C. Gale


   /s/ Arthur Hull Hayes, Jr.      Director                                        March 12, 2002
--------------------------------
   Arthur Hull Hayes, Jr., M.D.


        /s/ Jerry D. Lee           Director                                        March 12, 2002
--------------------------------
           Jerry D. Lee


       /s/ Howard D. Ross          Director                                        March 12, 2002
--------------------------------
          Howard D. Ross


        /s/ John M. Ryan           Director                                        March 12, 2002
--------------------------------
           John M. Ryan

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                        Page
                                                                        ----
Report of Independent Public Accountants............................     F-2

Consolidated Balance Sheets.........................................     F-3

Consolidated Statements of Operations...............................     F-4

Consolidated Statements of Stockholders' Equity.....................     F-5

Consolidated Statements of Cash Flows...............................     F-6

Notes to Consolidated Financial Statements..........................     F-7

Consolidated Financial Statement Schedule:

   II. Valuation and Qualifying Accounts............................    F-22

                    Report of Independent Public Accountants


To eResearchTechnology, Inc.:

   We have audited the accompanying consolidated balance sheets of eResearchTechnology, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eResearchTechnology, Inc. and subsidiaries, as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                   /s/ Arthur Andersen LLP

Philadelphia, PA
February 5, 2002
                   eResearchTechnology, Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                           December 31,
                                                     -------------------------
                                                        2000           2001
                                                     -----------   -----------
Assets
Current Assets:
 Cash and cash equivalents .......................   $21,910,000   $11,364,000
 Short-term investments ..........................     5,747,000     7,066,000
 Marketable securities ...........................     2,372,000     2,695,000
 Accounts receivable, net ........................     6,811,000     5,900,000
 Prepaid expenses and other ......................     3,710,000     1,320,000
 Deferred income taxes ...........................       433,000       212,000
                                                     -----------   -----------
   Total current assets...........................    40,983,000    28,557,000
Property and equipment, net ......................     4,429,000     8,110,000
Goodwill, net ....................................     1,528,000     1,212,000
Investments in non-marketable securities .........     2,450,000       509,000
Other assets .....................................       405,000        21,000
Deferred income taxes ............................     4,169,000     2,591,000
                                                     -----------   -----------
                                                     $53,964,000   $41,000,000
                                                     ===========   ===========
Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable ................................   $ 1,745,000   $ 1,383,000
 Accrued expenses ................................     3,843,000     2,394,000
 Income taxes payable ............................     1,209,000       461,000
 Current portion of capital lease obligations ....            --       155,000
 Deferred revenues ...............................     3,497,000     3,475,000
                                                     -----------   -----------
   Total current liabilities......................    10,294,000     7,868,000
Capital lease obligations ........................            --       340,000
Minority interest in subsidiary ..................     9,500,000            --
Commitments and contingencies (Note 9)
Stockholders' equity:
 Preferred stock--$10 par value, 500,000 shares
   authorized, none issued and outstanding........            --            --
 Common stock--$.01 par value, 15,000,000 shares
   authorized, 7,470,687 and 7,490,687 shares
   issued.........................................        75,000        75,000
 Additional paid-in capital ......................    38,861,000    39,068,000
 Unrealized gain (loss) on marketable securities .    (2,042,000)      665,000
 Treasury stock, 499,800 and 591,500 shares at
  cost............................................    (2,711,000)   (3,229,000)
 Accumulated deficit .............................       (13,000)   (3,787,000)
                                                     -----------   -----------
   Total stockholders' equity.....................    34,170,000    32,792,000
                                                     -----------   -----------
                                                     $53,964,000   $41,000,000
                                                     ===========   ===========

        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                     Consolidated Statements of Operations


                                                                               Year Ended December 31,
                                                                      ----------------------------------------
                                                                          1999          2000           2001
                                                                      -----------    -----------   -----------
Net revenues:
 Licenses.........................................................    $ 4,381,000    $ 5,189,000   $ 1,372,000
 Services.........................................................     21,694,000     22,878,000    26,625,000
 CRO operations...................................................     16,710,000             --            --
                                                                      -----------    -----------   -----------
Total net revenues................................................     42,785,000     28,067,000    27,997,000
                                                                      -----------    -----------   -----------
Costs of revenues:
 Cost of licenses.................................................        319,000        721,000       576,000
 Cost of services.................................................     12,578,000     13,296,000    12,388,000
 Cost of CRO operations...........................................     12,512,000             --            --
                                                                      -----------    -----------   -----------
Total costs of revenues...........................................     25,409,000     14,017,000    12,964,000
                                                                      -----------    -----------   -----------
Gross margin......................................................     17,376,000     14,050,000    15,033,000
                                                                      -----------    -----------   -----------
Operating expenses:
 Selling and marketing............................................      5,124,000      4,754,000     5,427,000
 General and administrative.......................................      6,565,000      6,593,000     5,188,000
 Research and development.........................................      2,472,000      4,840,000     4,865,000
 Write-off of registration costs..................................             --        782,000            --
                                                                      -----------    -----------   -----------
Total operating expenses..........................................     14,161,000     16,969,000    15,480,000
                                                                      -----------    -----------   -----------
Operating income (loss)...........................................      3,215,000     (2,919,000)     (447,000)
Interest income, net..............................................        735,000      1,770,000       941,000
Investment asset impairment charge................................             --             --    (5,686,000)
Gain on sale of domestic CRO operations...........................      4,850,000      2,114,000     1,422,000
                                                                      -----------    -----------   -----------
Income (loss) before income taxes.................................      8,800,000        965,000    (3,770,000)
Income tax provision (benefit)....................................      3,520,000        322,000      (112,000)
Minority interest dividend........................................             --        523,000       116,000
                                                                      -----------    -----------   -----------
Net income (loss).................................................    $ 5,280,000    $   120,000   $(3,774,000)
                                                                      ===========    ===========   ===========
Basic net income (loss) per share.................................    $      0.75    $      0.02   $     (0.54)
Diluted net income (loss) per share...............................    $      0.74    $      0.02   $     (0.54)
Shares used to calculate basic net income (loss)
  per share.......................................................      7,007,000      6,956,000     6,945,000
Shares used to calculate diluted net income (loss)
  per share.......................................................      7,115,000      7,141,000     6,945,000

        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity


                                                                           Unrealized
                                        Common Stock       Additional    Gain (Loss) on
                                    -------------------      Paid-in       Marketable        Treasury     Accumulated
                                     Shares      Amount      Capital       Securities         Stock         Deficit        Total
                                    ---------   -------    -----------   --------------    -----------    -----------   -----------
Balance, December 31, 1998......    7,217,520   $72,000    $37,061,000     $        --     $  (779,000)   $(5,413,000)  $30,941,000
 Net income.....................           --        --             --              --              --      5,280,000     5,280,000
 Purchase of treasury stock.....           --        --             --              --      (1,932,000)            --    (1,932,000)
 Tax benefit from exercise of
  non-qualified stock options...           --        --        644,000              --              --             --       644,000
 Issuance of common stock
  options to non-employee.......           --        --         30,000              --              --             --        30,000
 Exercise of stock options            172,632     2,000        412,000              --              --             --       414,000
                                    ---------   -------    -----------     -----------     -----------    -----------   -----------
Balance, December 31, 1999......    7,390,152    74,000     38,147,000              --      (2,711,000)      (133,000)   35,377,000
 Comprehensive income
   Net income...................                                                    --                        120,000       120,000
   Unrealized loss on marketable
    securities, net of tax......                                            (2,042,000)                            --    (2,042,000)
                                                                         --------------                   -----------   -----------
   Total comprehensive income
    (loss)......................                                            (2,042,000)                       120,000    (1,922,000)
 Tax benefit from exercise of
  non-qualified stock options...           --        --        237,000              --              --             --       237,000
 Issuance of common stock
  options to non-employee.......           --        --         90,000              --              --             --        90,000
 Exercise of stock options......       80,535     1,000        387,000              --              --             --       388,000
                                    ---------   -------    -----------     -----------     -----------    -----------   -----------
Balance, December 31, 2000......    7,470,687    75,000     38,861,000      (2,042,000)     (2,711,000)       (13,000)   34,170,000
 Comprehensive income
   Net loss.....................                                                    --                     (3,774,000)   (3,774,000)
   Reclassification adjustment
    for investment impairment
    losses on marketable
    securities..................                                             2,042,000                             --     2,042,000
   Unrealized gain on marketable
    securities..................                                               665,000                             --       665,000
                                                                         --------------                   -----------   -----------
   Total comprehensive income
     (loss).....................                                             2,707,000                     (3,774,000)   (1,067,000)
 Purchase of treasury stock.....           --        --             --              --        (518,000)            --      (518,000)
 Tax benefit from exercise of
  non-qualified stock options...           --        --         10,000              --              --             --        10,000
 Issuance of common stock
  options to non-employee.......           --        --         29,000              --              --             --        29,000
 Exercise of stock options             20,000        --        168,000              --              --             --       168,000
                                    ---------   -------    -----------     -----------     -----------    -----------   -----------
Balance, December 31, 2001......    7,490,687   $75,000    $39,068,000     $   665,000     $(3,229,000)   $(3,787,000)  $32,792,000
                                    =========   =======    ===========     ===========     ===========    ===========   ===========

        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows


                                                                                                   Year Ended December 31,
                                                                                          -----------------------------------------
                                                                                              1999          2000           2001
                                                                                          -----------    -----------   ------------
Operating activities:
 Net income (loss)....................................................................    $ 5,280,000    $   120,000   $ (3,774,000)
 Adjustments to reconcile net income to net cash provided by (used in) operating activities--
    Gain on sale of the domestic CRO operation........................................     (4,850,000)    (2,114,000)    (1,422,000)
    Depreciation and amortization.....................................................      2,167,000      1,762,000      1,775,000
    Provision for losses on accounts receivable.......................................        399,000        448,000             --
    Provision for impairment of note receivable.......................................             --        300,000             --
    Issuance of stock options to non-employees........................................         30,000         90,000         29,000
    Accrued minority interest dividend................................................             --        523,000             --
    Deferred income taxes.............................................................      1,198,000        593,000        438,000
    Loss on sales of property and equipment...........................................         20,000             --             --
    Investment asset impairment charge................................................             --             --      5,686,000
    Changes in operating assets and liabilities, excluding effects of business disposition:
       Accounts receivable............................................................      1,320,000     (2,472,000)       911,000
       Prepaid expenses and other.....................................................        999,000     (1,037,000)     1,287,000
       Accounts payable...............................................................       (550,000)       (16,000)      (362,000)
       Accrued expenses...............................................................      2,128,000       (600,000)      (810,000)
       Income taxes payable...........................................................      2,291,000     (1,139,000)      (748,000)
       Deferred revenues..............................................................     (1,470,000)     1,093,000        (22,000)
                                                                                          -----------    -----------   ------------
        Net cash provided by (used in)
         operating activities.........................................................      8,962,000     (2,449,000)     2,988,000
                                                                                          -----------    -----------   ------------
Investing activities:
 Purchases of property and equipment..................................................     (2,317,000)    (3,170,000)    (4,633,000)
 Proceeds from sales of property and equipment........................................         73,000             --             --
 Net (purchases) sales of short-term investments......................................      1,368,000     (1,447,000)    (1,319,000)
 Purchase of marketable securities....................................................             --     (5,775,000)            --
 Net proceeds from sale of the domestic CRO operation.................................      1,000,000      8,248,000      3,039,000
 Deemed distribution from non-marketable securities...................................             --        200,000             --
 Purchases of non-marketable securities...............................................     (1,625,000)      (350,000)            --
                                                                                          -----------    -----------   ------------
        Net cash used in investing activities.........................................     (1,501,000)    (2,294,000)    (2,913,000)
                                                                                          -----------    -----------   ------------
Financing activities:
 Net proceeds from the issuance of redeemable
   convertible preferred stock in subsidiary..........................................             --      9,500,000             --
 Purchase of convertible preferred stock in subsidiary................................             --             --     (9,500,000)
 Repayment of capital lease obligations...............................................             --             --        (12,000)
 Minority interest dividend paid......................................................             --             --       (639,000)
 Net proceeds from exercise of stock options..........................................        414,000        388,000         48,000
 Repurchase of common stock for treasury..............................................     (1,932,000)            --       (518,000)
                                                                                          -----------    -----------   ------------
        Net cash provided by (used in)
         financing activities.........................................................     (1,518,000)     9,888,000    (10,621,000)
                                                                                          -----------    -----------   ------------
Net increase (decrease) in cash and cash equivalents..................................      5,943,000      5,145,000    (10,546,000)
Cash and cash equivalents, beginning of year..........................................     10,822,000     16,765,000     21,910,000
                                                                                          -----------    -----------   ------------
Cash and cash equivalents, end of year................................................    $16,765,000    $21,910,000   $ 11,364,000
                                                                                          ===========    ===========   ============

        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1. Background and Summary of Significant Accounting Policies:

Background

   eResearchTechnology, Inc. (the "Company"), a Delaware corporation, is a provider of technology and services that enables the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. The Company is a market leader in providing centralized electrocardiographic (Diagnostic) services and a leading provider of technology and services that streamline the clinical trials process by enabling its customers to evolve from traditional paper-based methods to electronic processing that leverages the power of the Internet.

   The Company was founded in 1977 to provide Diagnostic services used to evaluate the safety of new drugs. In February 1997, the Company completed an initial public offering of its common stock.

   The Company's solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection, interpretation and new drug or medical device application submission. The Company's products and services are provided, both in the United States and internationally, through two business segments:
Diagnostics Technology and Services, which include centralized Diagnostic services and, prior to January 1, 2000, clinical research operations (CRO operations), including clinical trial and data management services; and Clinical Research Technology and Services, which include the developing, marketing and support of clinical research technology and services. The Company closed its international CRO operations during the second half of 1999 and sold its domestic CRO operations in December 1999. The Company's Diagnostic services are, and clinical trial and data management services were, utilized by clinical trial sponsors during their conduct of clinical trials. Such services are generally similar in nature, have similar production processes, distribution methods and general economics and, therefore, have been aggregated in the Company's Diagnostics Technology and Services segment. The Company's Clinical Research Technology and Services segment includes the licensing of its proprietary software products and the provision of maintenance and services in support of its proprietary software products and, therefore, have been aggregated in one segment. See Note 10 appearing herein for information pertaining to the amounts of net revenue, operating profit and identifiable assets attributable to each of the Company's industry segments for the Company's last three fiscal years.

   The Company conducted its operations through its wholly-owned subsidiary, eRT Operating Company (eRT OC) from January 2000 to December 31, 2001, at which time eRT OC was merged with and into the Company. As a result of the merger, the separate legal existence of eRT OC ceased. The Company conducts its operations with offices in the United States and the United Kingdom (UK).

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

Revenues

   The Company's license revenues consist of fees for software license sales and monthly and annual subscription license fees. The Company's services revenues consist of Diagnostic services, technology consulting and training services and software maintenance services. Prior to the December 1999 sale of the domestic clinical research service business, the Company also generated revenues from managing clinical trials. The Company has not accounted for the clinical research service business as a discontinued operation because it was not a separate reportable segment. The Company will not generate any future revenues from clinical research services.

   The Company recognizes software revenues under the residual method in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9. Accordingly, the Company recognizes software license fee revenues when a formal agreement exists, delivery of the software and related documentation has occurred, collectibility is probable and the license fee is fixed or determinable. The Company recognizes subscription license fee revenues over the term of the subscription. Diagnostic service revenues consist of revenues from services that the Company provides on a fee-for-service basis which are recognized as the services are performed. The Company recognizes revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. The Company provides consulting and training services on a time and materials basis and recognizes revenues as the services are performed. Clinical research services were generally based on fixed-price contracts, with variable components. Revenues from clinical research services were recognized as services were rendered.

Cash and Cash Equivalents

   The Company considers cash on deposit with financial institutions and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds, municipal securities and bonds of government sponsored agencies.

Short-Term Investments

   At December 31, 2001, short-term investments consisted of municipal securities and bonds of government sponsored agencies with maturities of less than one year. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, reported as a separate component of stockholders' equity. The Company has classified all of its short-term investments at December 31, 2001 as available-for-sale and at December 31, 2000 and 2001, unrealized gains and losses were immaterial. Realized gains and losses during 1999, 2000 and 2001 were immaterial. For the purpose of determining realized gains and losses, the costs of the securities sold is based upon specific identification.

Marketable Securities

   At December 31, 2001, marketable securities consisted of an investment in the common stock of Medical Advisory Systems (MAS), a publicly traded company. Pursuant to SFAS No. 115, available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity.

   In March 2000, the Company made an investment of $5.8 million for a 10% equity ownership in MAS. The Company has classified its investment in MAS as available-for-sale and, as of December 31, 2000, an unrealized loss of $2,042,000, net of tax, was reported as a separate component of stockholders' equity. In March 2001, in accordance with SFAS No. 115, management determined the decline in the fair value of MAS common stock to be other than temporary, and as a result wrote down the cost basis of the MAS investment to $2,029,000, which was the market value of the MAS common stock held on March 31, 2001. In connection with this write-down, an investment asset impairment charge of $3,746,000 was recorded during the quarter ended March 31, 2001. As of December 31, 2001, the market value of the Company's investment in MAS stock exceeded its cost basis by $665,000.

   The Company will continue to assess the fair value of this investment and whether or not any decline in fair value below the current cost basis is deemed to be other than temporary. If a decline in the fair value of this investment is judged to be other than temporary, the cost basis of this investment would be written down to fair value, and the amount of the write-down would be included in the Company's results. Given the current performance and general market conditions for technology related companies, additional write-downs of this investment may occur in the future.

Investments in Non-Marketable Securities

   In July 1998, the Company paid $1.0 million for a minority equity position in AmericasDoctor.com, Inc. This investment is accounted for under the cost method. In 1999, in connection with the merger of AmericasDoctor.com, Inc. with Affiliated Research Centers, Inc. (Affiliated Research), the Company invested an additional $1.5 million in AmericasDoctor.com, Inc. During 2000, the carrying value of the Company's investment was reduced by $200,000 as the result of proceeds received to buy out the Company's exclusive right to patient data under the original investment agreement. In March 2001, in accordance with Accounting Principles Board (APB) No. 18, "The Equity Method of Accounting for Investments in Common Stock", management determined that a decrease in the value of the investment occurred which was deemed to be other than temporary, and as a result wrote down the cost basis of the investment to $1,076,000. In connection with this write-down, an investment asset impairment charge of $1,224,000 was recorded during the quarter ended March 31, 2001. In December 2001, management determined that an additional decrease in the value of the investment occurred which was deemed to be other than temporary, and as a result wrote down the cost basis of the investment to $509,000. In connection with this write-down, an asset impairment charge of $566,000 was recorded during the quarter ended December 31, 2001.

   The Company will continue to assess the fair value of this investment and whether or not any decline in fair value below the current cost basis is deemed to be other than temporary. If a decline in the fair value of this investment is judged to be other than temporary, the cost basis of this investment would be written down to fair value, and the amount of the write-down would be included in the Company's results. Given the current performance and general market conditions for technology related companies, additional write-downs of this investment may occur in the future.

   In 1999, the Company entered into a two-year, $4.6 million consulting contract with AmericasDoctor.com, Inc. Under the terms of the contract, the Company provided consulting services to enhance AmericasDoctor.com, Inc.'s ability to effectively support patient identification, recruitment and referral to clinical investigational sites for both the Company and other companies in the pharmaceutical, biotechnology and medical device industries. During each of the years ended December 31, 1999 and 2000, the Company recognized net revenues of $2.3 million, under this consulting agreement.

   In 2000, the Company made an investment in INNX, Inc. (INNX) of $150,000 for 2,706 shares of Series A preferred stock. In December 2001, in accordance with APB No. 18, management determined that a decrease in the value of the investment occurred that was deemed to be other than temporary, and as a result wrote off the entire cost basis of the investment. In connection with this write-off, an investment asset impairment charge of $150,000 was recorded during the quarter ended December 31, 2001.

Property and Equipment

   Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Internal use software development costs are capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", (SOP 98-1). SOP 98-1 allows for the capitalization of costs related to the development and implementation of software obtained for internal use including materials, payroll and interest costs once the criteria of the SOP have been met. As of December 31, 2000 and 2001, $1,323,000 and $2,356,000, respectively, of these related costs had been capitalized. Gains or losses on the disposition of property and equipment are included in operations. Depreciation expense was $1,851,000, $1,446,000 and $1,459,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

Goodwill

   Goodwill is amortized using the straight-line method over eight years and is net of accumulated amortization of $1,336,000 and $1,652,000 as of December
31, 2000 and 2001, respectively. The related amortization expense was $316,000 for the years ended December 31, 1999, 2000 and 2001. See Recent Pronouncements.

Long-lived Assets

   The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance of long-lived assets may not be recoverable. If factors indicate that long-lived assets should be evaluated for possible impairment, the Company would use an estimate of the related undiscounted cash flows in measuring whether long-lived assets should be written down to their fair value, in accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Management believes that there has been no impairment of long-lived assets as of December 31, 2001.

Accrued Expenses

   Included in accrued expenses at December 31, 2000 and 2001 was accrued compensation of $1,488,000 and $1,123,000, respectively.

Software Development Costs

   Research and development expenditures are charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant after the completion of a working model, all such costs have been charged to expense as incurred.

Advertising Costs

   The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1999, 2000 and 2001 was $481,000, $854,000 and
$916,000, respectively.

Income Taxes

   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Supplemental Cash Flow Information

   The Company paid approximately $60,000, $1,912,000 and $887,000 for income taxes in the years ended December 31, 1999, 2000 and 2001, respectively.

   During the year ended December 31, 2001, the Company acquired $507,000 of property and equipment through the execution of capital leases.

   The following table displays the net non-cash assets that were deconsolidated as a result of the Company's 1999 business divestiture (see
Note 2):

                                                       Year Ended December 31,
                                                                1999
                                                       -----------------------
   Non-cash assets/liabilities:
    Accounts receivable.............................         $ 4,167,000
    Note receivable.................................          (8,000,000)
    Property and equipment..........................           1,778,000
    Accounts payable................................            (208,000)
    Accrued expenses................................              95,000
    Deferred revenues...............................          (1,682,000)
                                                             -----------
                                                              (3,850,000)
    Gain on sale of the domestic CRO operations.....           4,850,000
                                                             -----------
    Net cash received in divestiture................         $ 1,000,000
                                                             ===========

Interest Income, Net

   Interest income, net consists primarily of earnings on cash, cash equivalents and short-term investments.

Concentration of Credit Risk and Significant Customers

   Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the pharmaceutical, biotechnology and medical device industries. For the year ended December 31, 2000, no single client accounted for greater than 10% of net revenues. For each of the years ended December 31, 1999 and 2001, one client accounted for 11.1% of net revenues. The loss of any such client could have a material adverse effect on the Company's operations. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management's expectations.

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

   The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations.

                                                          Net                     Per Share
Year Ended December 31,                              Income (Loss)     Shares       Amount
-----------------------                              -------------    ---------   ---------
1999
Basic net income.................................     $ 5,280,000     7,007,000     $ 0.75
Effect of dilutive shares........................              --       108,000      (0.01)
                                                      -----------     ---------     ------
Diluted net income...............................     $ 5,280,000     7,115,000     $ 0.74
                                                      ===========     =========     ======
2000
Basic net income.................................     $   120,000     6,956,000     $ 0.02
Effect of dilutive shares........................              --       185,000         --
                                                      -----------     ---------     ------
Diluted net income...............................     $   120,000     7,141,000     $ 0.02
                                                      ===========     =========     ======
2001
Basic net loss...................................     $(3,774,000)    6,945,000     $(0.54)
Effect of dilutive shares........................              --            --         --
                                                      -----------     ---------     ------
Diluted net loss.................................     $(3,774,000)    6,945,000     $(0.54)
                                                      ===========     =========     ======

   In computing diluted net income (loss) per share, 210,102, 195,475 and 1,248,425 options to purchase shares of common stock were excluded from the computations for the years ended December 31, 1999, 2000 and 2001, respectively. The options were excluded from the 1999 and 2000 computations because the exercise prices of such options were greater than the average market price of the Company's common stock during the respective periods. The options were excluded from the 2001 computation because their effect would be anti-dilutive.

Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a balance sheet. The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation and marketable securities. The unrealized gains and losses from foreign currency translation were immaterial as of December 31, 2000 and 2001. For the year ended December 31, 2000, the Company recorded an unrealized loss of $2,042,000, net of tax of $1,361,000, from its investment in marketable securities. For the year ended December 31, 2001, the Company recorded an unrealized gain of $665,000 from its investment in marketable securities.

Recent Pronouncements

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). They also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), in October 2001.

   SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS 141 supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", and is effective for all business combinations initiated after June 30, 2001.

   SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets." The Company adopted SFAS 142 effective January 1, 2002 and implemented certain provisions, specifically the discontinuation of goodwill amortization. During the year ended December 31, 2001, the Company recorded $316,000 of annual goodwill amortization. The Company does not believe that the implementation of the remaining provisions of SFAS 142 will have a material impact on its consolidated results of operations or financial position.

   SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" (SFAS 121), and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 on January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations or financial position.

2. Sale of the Domestic CRO Operation

   On December 31, 1999, the Company sold the business and certain of the assets of its domestic CRO operation (the "Division"), which consisted of clinical trial management and clinical data management operations. The Company received cash consideration of $1,000,000 on December 31, 1999, and $8,000,000 on January 31, 2000, with additional consideration, if any, payable over time, subject to adjustments and earn-outs. In addition, certain specific liabilities of the Division were assumed by the buyer as part of the transaction. After recognizing related professional fees, a pre-tax gain of $4,850,000 was included in the statement of operations for the year ended December 31, 1999 as a result of this disposition. During the years ended December 31, 2000 and 2001, the Company recognized additional pre-tax gain of $2,114,000 and $1,422,000, respectively, related to the disposition. An amount receivable from escrow of $1,616,000 was included in prepaid expenses and other in the accompanying consolidated balance sheets as of December 31, 2000. During the first quarter of 2002, the Company expects to finalize the accounting for the disposition related to certain earn-outs and record any final adjustment at that time.

3. Accounts Receivable

                                                          December 31,
                                                    ------------------------
                                                       2000          2001
                                                    ----------    ----------
      Billed ....................................   $7,147,000    $5,822,000
      Unbilled ..................................      497,000       528,000
      Allowance for doubtful account ............     (833,000)     (450,000)
                                                    ----------    ----------
                                                    $6,811,000    $5,900,000
                                                    ==========    ==========

4. Property and Equipment

                                                         December 31,
                                                  --------------------------
                                                      2000          2001
                                                  -----------    -----------
      Computer and other equipment ............   $ 4,695,000    $ 8,043,000
      Furniture and fixtures ..................     1,656,000      2,252,000
      Leasehold improvements ..................     1,258,000      1,421,000
      System development costs ................     1,323,000      2,356,000
                                                  -----------    -----------
                                                    8,932,000     14,072,000
      Less-Accumulated depreciation ...........    (4,503,000)    (5,962,000)
                                                  -----------    -----------
                                                  $ 4,429,000    $ 8,110,000
                                                  ===========    ===========

5. Line of Credit

   The Company has a line of credit with a bank, through June 30, 2002, that provides for borrowings up to $3 million at an interest rate of prime minus 35 basis points. The line of credit agreement includes certain covenants, the most restrictive of which limit future indebtedness and require compliance with a liabilities-to-tangible net worth ratio. To date, the Company has not borrowed any amounts under its line of credit.

6. Income Taxes

   The income tax provision (benefit) consists of the following:

                                                                    Year Ended December 31,
                                                             -------------------------------------
                                                                1999         2000          2001
                                                             ----------    ---------   -----------
   Current provision (benefit):
    Federal ..............................................   $1,523,000    $(793,000)  $  (133,000)
    State and local ......................................      671,000           --            --
    Foreign ..............................................      128,000      522,000       219,000
                                                             ----------    ---------   -----------
                                                              2,322,000     (271,000)       86,000
                                                             ----------    ---------   -----------
   Deferred provision (benefit):
    Federal ..............................................      955,000      448,000      (198,000)
    State and local ......................................      243,000     (139,000)   (1,002,000)
                                                             ----------    ---------   -----------
                                                              1,198,000      309,000    (1,200,000)
                                                             ----------    ---------   -----------
                                                              3,520,000       38,000    (1,114,000)
   Increase in valuation allowance .......................           --      284,000     1,002,000
                                                             ----------    ---------   -----------
                                                             $3,520,000    $ 322,000   $  (112,000)
                                                             ==========    =========   ===========

   Foreign income before income taxes was $414,000, $1,716,000 and $730,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

   The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying financial statements is as follows:

                                                                           Year Ended December 31,
                                                                    -------------------------------------
                                                                       1999         2000          2001
                                                                    ----------    ---------   -----------
   Tax at federal statutory rate ................................   $2,992,000    $ 328,000   $(1,282,000)
   Increase in valuation allowance ..............................           --      284,000     1,002,000
   State and local taxes, net of federal ........................      581,000      (92,000)   (1,002,000)
   Change in effective rate for deferred assets .................           --           --       486,000
   Federal tax credits ..........................................           --           --      (807,000)
   Investment asset impairment not benefited ....................           --           --     1,933,000
   Foreign pre-tax income .......................................      (12,000)     (51,000)      (29,000)
   Tax-free interest income .....................................      (79,000)    (156,000)      (75,000)
   Other ........................................................       38,000        9,000      (338,000)
                                                                    ----------    ---------   -----------
                                                                    $3,520,000    $ 322,000   $  (112,000)
                                                                    ==========    =========   ===========

   The components of the Company's net deferred tax asset are as follows:

                                                      Year Ended December 31,
                                                      -----------------------
                                                        2000          2001
                                                     ----------    ----------
    Goodwill amortization .........................  $2,699,000    $2,166,000
    Unrealized loss on marketable securities ......   1,361,000            --
    Federal tax credit carryforwards ..............          --       807,000
    Depreciation ..................................      (7,000)     (483,000)
    Reserves and accruals .........................     549,000       313,000
                                                     ----------    ----------
                                                     $4,602,000    $2,803,000
                                                     ==========    ==========

   At December 31, 2001, the Company had net operating loss carry-forwards for state tax purposes of approximately $16.0 million, which will begin to expire in 2007. A valuation allowance has been provided for the deferred tax asset related to the Company's state net operating loss carry-forwards because of the uncertainty of their realization. At December 31, 2001, the Company had alternative minimum tax credit carryforwards of $105,000, which have no expiration date, and research and development tax credits of $702,000, which begin to expire in 2018.

7. Related Party Transactions

   In August 1999, the Company, pursuant to its share repurchase program, used $1,932,000 to repurchase 322,000 shares of Common Stock from UM Holdings Ltd.
(UM) at a price of $6 per share.

   The Company's Chairman and, until March 1, 2001, Chief Executive Officer, who is a stockholder, is a cardiologist who, in addition to his role as an executive officer of the Company during 1999, 2000 and 2001, provided medical services to the Company as an independent contractor through his wholly-owned professional corporation (see Note 9). Fees incurred under this consulting arrangement approximated $156,000, $156,000 and $255,000 for the years ended December 31, 1999, 2000 and 2001, respectively. In addition, at December 31, 2000 and 2001, $52,000 and $45,000, respectively, was owed to the professional corporation in connection with the consulting agreement. The Company entered into a new consulting agreement with the professional corporation in May 2001 (see Note 9).

   The Company recognized license fee revenues associated with an agreement with MAS of approximately $800,000 during the year ended December 31, 2000 which were included in the Company's consolidated license revenues. Additionally, $135,000 and $180,000 of software maintenance service revenues were recognized in the years ended December 31, 2000 and 2001, respectively, which were included in the Company's consolidated services revenues (see Note
1).

   A director of the Company is a partner of the law firm of Duane Morris LLP, which performs legal services for the Company. Fees paid by the Company for such services were $19,000, $418,000 and $84,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

8. Stock Option Plans

   In August 1993, the Company established a nonqualified stock option plan (the "1993 Plan") authorizing the grant of options to acquire up to 1,100,500 shares of the Company's common stock. The purpose of the 1993 Plan was to provide an incentive for key individuals to advance the success of the Company. The options cover the purchase of common stock of the Company at exercise prices determined by the Board of Directors which were initially set at or above current fair value. Options granted under the 1993 Plan became fully vested 90 days after the Company's 1997 initial public offering and expire five years from the initial public offering date. No additional options may be granted under this plan.

   In 1996, the Company adopted a new stock option plan (the "1996 Plan") that authorized the grant of both incentive and non-qualified options to acquire up to 500,000 shares of the Company's common stock. The Company's Board of Directors determines the exercise price of the options under the 1996 Plan. The exercise price of incentive stock options may not be below fair value on the grant date. Incentive stock options under the 1996 Plan expire ten years from the grant date and are exercisable in accordance with vesting provisions set by the Board, generally over four to five years.

   In May 1999, the shareholders approved an amendment to the 1996 Stock Option Plan and increased the number of shares which could be granted under the Plan by 600,000 to 1,100,000 and provided for an annual option grant of 5,000 shares to each outside director. In April 2001, the shareholders approved an amendment to the 1996 Stock Option Plan that increased the number of shares which could be granted under the Plan by 300,000 to 1,400,000.

   In 2000, eRT OC adopted a stock option plan (the "Sub Plan") that authorized the grant of both incentive and non-qualified options to acquire up to 2,000,000 shares of eRT OC's common stock. eRT OC's Board of Directors determines the exercise price of the options under the Sub Plan. The exercise price of incentive stock options may not be below fair value on the grant date. Incentive stock options under the Sub Plan expire ten years from the grant date and are exercisable in accordance with vesting provisions set by the Board. In contemplation of the merger with and into the Company, eRT OC's Board terminated the Sub Plan on December 17, 2001. All outstanding options, not otherwise exercised, were forfeited on this date. There were no options exercised under the Sub Plan prior to such termination and no further grants will be issued.

   Information with respect to outstanding options under the Company's plans, exclusive of the Sub Plan, is as follows:

                                                 Outstanding     Option Price
                                                    Shares        Per Share
                                                 -----------    --------------
   Balance, December 31, 1998 ................      673,500     $ 2.270-13.125
    Granted ..................................      181,500        5.500-9.380
    Exercised ................................     (172,632)       2.270-6.625
    Cancelled ................................     (134,745)      3.750-13.125
                                                  ---------     --------------
   Balance, December 31, 1999 ................      547,623       2.270-13.125
    Granted ..................................      314,500      10.000-17.813
    Exercised ................................      (80,535)      2.270-13.125
    Cancelled ................................      (37,176)      2.270-13.125
                                                  ---------     --------------
   Balance, December 31, 2000 ................      744,412       2.270-17.813
    Granted ..................................      552,113       4.350-11.350
    Exercised ................................      (20,000)      6.000-10.000
    Cancelled ................................      (28,100)      4.350-17.813
                                                  ---------     --------------
   Balance, December 31, 2001 ................    1,248,425     $ 2.270-16.250
                                                  =========     ==============

   As of December 31, 2001, 446,825 options with a weighted average exercise price of $8.83 per share were exercisable and 125,297 options were available for future grants under the 1996 Plan.

   Information with respect to outstanding options under the Sub Plan is as follows:

                                                   Outstanding    Option Price
                                                      Shares       Per Share
                                                   -----------    ------------
   Balance, December 31, 1999 ..................            --       $   --
    Granted ....................................     1,602,750        15.00
    Cancelled ..................................       (16,400)       15.00
                                                    ----------       ------
   Balance, December 31, 2000 ..................     1,586,350        15.00
    Granted ....................................            --           --
    Cancelled ..................................    (1,586,350)       15.00
                                                    ----------       ------
   Balance, December 31, 2001 ..................            --       $   --
                                                    ==========       ======

   The following table summarizes information about stock options outstanding at December 31, 2001:

                                           Outstanding                      Exercisable
                               ------------------------------------    ---------------------
                                              Weighted
                                              Average
                                             Remaining     Weighted                 Weighted
                                              Years of     Average                  Average
      Range of                   Number     Contractual    Exercise     Number      Exercise
      Exercise Prices          of Options       Life        Price     of Options     Price
      ---------------          ----------   -----------    --------   ----------    --------
      $1.00 - $4.99              152,322        7.1         $ 3.84       71,122      $ 3.29
      $5.00 - $9.99              698,553        8.2           6.56      179,270        6.40
      $10.00 - $14.99            337,550        7.8          11.62      143,933       11.89
      $15.00 - $19.99             60,000        8.4          16.19       52,500       16.23
                               ---------                                -------
                               1,248,425                                446,825
                               =========                                =======

   The Company accounts for its option grants under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and the related interpretations. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, "Accounting for Stock-based Compensation," the Company's net income and basic and diluted net income per share would have been adjusted to the following pro forma amounts:

                                                                     Year Ended December 31
                                                            ---------------------------------------
                                                               1999          2000           2001
                                                            ----------    -----------   -----------
Net income (loss):
 As reported............................................    $5,280,000    $   120,000   $(3,774,000)
 Pro forma..............................................     5,137,000     (1,136,000)   (6,045,000)
Basic net income (loss) per share:
 As reported............................................          0.75           0.02         (0.54)
 Pro forma..............................................          0.73          (0.16)        (0.87)
Diluted net income (loss) per share:
 As reported............................................          0.74           0.02         (0.54)
 Pro forma..............................................          0.72          (0.16)        (0.87)

   The weighted average fair value per share of the Company's options granted during 1999, 2000 and 2001, exclusive of the Sub Plan, was estimated as $2.56, $7.44, and $3.97, respectively. The weighted average fair value per share of the Sub Plan options granted during 2000 was estimated as $5.92. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                 1999      2000       2001
                                               -------    -------   -------
Risk-free interest rate....................       5.70%      6.58%     4.65%
Expected dividend yield....................       0.00%      0.00%     0.00%
Expected life..............................    3 years    3 years   3 years
Expected volatility........................      55.00%     89.60%    93.68%

   The effects of applying SFAS No. 123 in the pro forma disclosure may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

9. Commitments and Contingencies

Leases

   The Company leases office space and certain equipment. While the majority of the leases are operating leases, certain diagnostic equipment is leased under capital leases. During the year ended December 31, 1998, the Company leased its primary operating facility from UM under a lease agreement executed in June 1996 that was to expire in September 2003. The Company terminated the facility lease with UM, without penalty, on January 3, 1999 and moved into a new facility under a lease agreement with a sublandlord that expires in August 2005. Rent expense for all operating leases for the years ended December 31, 1999, 2000 and 2001 was $1,579,000, $910,000, and $1,355,000, respectively. In connection with the sale of the domestic CRO operations, the Company entered into a sub-sublease agreement with the buyer to lease approximately two-thirds of its new facility through August 2005. In 2001, this sublease agreement was renegotiated with the buyer to lease approximately one-half of the facility through August 2005. In May 2001, the sublandlord filed bankruptcy proceedings under Chapter 11 of 18 U.S.C. ss.1111 et. seq. In October 2001, the Company entered into an agreement with 17th Ludlow Property, L.L.C. (Ludlow), the building owner, and attorned to and recognized Ludlow as the sublandlord for the unexpired balance of the term of the sublease for approximately one-half of the facility. The buyer entered into a separate attornment agreement with Ludlow for the balance of the facility. Such recognition of attornment became effective in February 2002, at which time the sublandlord rejected the sublease with the Company under Section 365 of the Bankruptcy Code.

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

   In 2000, the Company entered into a lease for a new facility in Bridgewater, New Jersey, which commenced on February 1, 2001 and expires on January 31, 2011.

   Future minimum lease payments as of December 31, 2001 are as follows:

                                                                                                 Gross
                                                                                  Capital      Operating     Sublease
                                                                                   Leases       Leases        Income
                                                                                 ---------    -----------   ----------
2002.........................................................................    $ 194,000    $ 2,638,000   $  852,000
2003.........................................................................      194,000      2,546,000      852,000
2004.........................................................................      178,000      2,410,000      857,000
2005.........................................................................           --      1,893,000      677,000
2006.........................................................................           --        985,000      104,000
2007 and thereafter..........................................................           --      3,830,000           --
                                                                                 ---------    -----------   ----------
                                                                                 $ 566,000    $14,302,000   $3,342,000
                                                                                              ===========   ==========
Less imputed interest........................................................      (71,000)
                                                                                 ---------
Net present value of capital lease obligations...............................      495,000
Less current installments....................................................     (155,000)
                                                                                 ---------
Long-term capital lease obligations, excluding current installments..........    $ 340,000
                                                                                 =========

Royalties

   In 1997, the Company entered into a development agreement, as amended, that provides for royalty-based payments on two of the Company's software products. The agreement provides for a 5% royalty on certain net license revenues during a three-year period, not to exceed total royalties of $775,000. During 1999, 2000 and 2001, the Company charged $131,000, $149,000 and $8,500, respectively, to expense under this agreement. The royalty agreement was terminated on October 25, 2001.

Agreements with the Company's Management

   In addition to an employment agreement with the Company's Chairman and Chief Scientist, the Company entered into a consulting agreement with the Chairman and Chief Scientist's wholly-owned professional corporation for a one-year period commencing May 21, 2001, which is automatically renewable on an annual basis. Either party may terminate the agreement at any time, with or without cause. The consulting agreement relates to the Chairman and Chief Scientist's capacity as a medical doctor and cardiologist and, among other things, requires the Chairman and Chief Scientist to advise the Company on matters related to the successful operation, marketing and business development of the Company's Diagnostic services operations. Compensation under the consulting agreement is $180,000 per year plus discretionary bonuses of $48,000 per year. The Board of Directors, at its discretion, can award additional bonus amounts.

   The Company maintains employment agreements with certain of its executive officers. Either the Company or the employee may terminate the employment agreements at any time, with or without cause. However, if the Company terminates the employment agreements without cause, the Company must continue to pay certain salaries for up to a one-year period subsequent to termination.

Contingencies

   The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

10. Operating Segments and Geographic Information

   The Company's operating segments are strategic business units that offer different products and services to a common client base. The Company's products and services are provided both in the United States and internationally through two reportable business segments: Diagnostics Technology and Services, which includes clinical research support services, clinical trial management services and clinical data management services; and Clinical Research Technology and Services, which includes software sales and support and consulting services. Identifiable assets not allocated to reportable segments are reported as Other.

   In 1999, one client accounted for 15.5% of Diagnostics Technology and Services net revenues and three clients accounted for 25.9%, 19.1% and 11.7%, respectively, of Clinical Research Technology and Services net revenues. In 2000, two clients accounted for 12.9% and 11.2% of Diagnostics Technology and Services net revenues, respectively, and three clients accounted for 17.7%, 17.1%, and 10.6%, respectively, of Clinical Research Technology and Services net revenues. In 2001, three clients accounted for 15.7%, 12.4%, and 11.0% of Diagnostics Technology and Services net revenues, respectively, and three clients accounted for 14.6%, 13.1%, and 11.3%, respectively, of Clinical Research Technology and Services net revenues.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance based on the net revenues and operating earnings of the respective business segments.

                                                                        Year Ended December 31, 1999
                                                   -----------------------------------------------------------------------
                                                                            Clinical Research
                                                  Diagnostics Technology      Technology and
                                                       and Services              Services           Other         Total
                                                  ----------------------    -----------------    -----------   -----------
License revenues ..............................         $        --            $ 4,381,000       $        --   $ 4,381,000
Services revenues .............................          14,013,000              7,681,000                --    21,694,000
CRO operations revenues. ......................          16,710,000                     --                --    16,710,000
                                                        -----------            -----------       -----------   -----------
Net revenues from external customers ..........          30,723,000             12,062,000                --    42,785,000
Income (loss) from operations                              (755,000)             3,970,000                --     3,215,000
Identifiable assets ...........................           5,318,000              4,884,000        35,010,000    45,212,000
Depreciation and amortization .................           1,585,000                582,000                --     2,167,000
Capital expenditures ..........................           1,654,000                663,000                --     2,317,000
                                                                        Year Ended December 31, 2000
                                                   -----------------------------------------------------------------------
                                                                            Clinical Research
                                                  Diagnostics Technology      Technology and
                                                       and Services              Services           Other         Total
                                                  ----------------------    -----------------    -----------   -----------
License revenues ..............................         $        --            $ 5,189,000       $        --   $ 5,189,000
Services revenues .............................          14,607,000              8,271,000                --    22,878,000
                                                        -----------            -----------       -----------   -----------
Net revenues from external customers ..........          14,607,000             13,460,000                --    28,067,000
Loss from operations ..........................            (113,000)            (2,806,000)               --    (2,919,000)
Identifiable assets ...........................           7,827,000              6,502,000        39,635,000    53,964,000
Depreciation and amortization .................           1,013,000                749,000                --     1,762,000
Capital expenditures ..........................           2,690,000                480,000                --     3,170,000

                                                             Year Ended December 31, 2001
                                        -----------------------------------------------------------------------
                                                                 Clinical Research
                                        Diagnostics Technology     Technology and
                                             and Services             Services           Other         Total
                                        ----------------------   -----------------    -----------   -----------
License revenues....................         $        --            $ 1,372,000       $        --   $ 1,372,000
Services revenues...................          19,617,000              7,008,000                --    26,625,000
                                             -----------            -----------       -----------   -----------
Net revenues from external customers          19,617,000              8,380,000                --    27,997,000
Income (loss) from operations.......           3,583,000             (4,030,000)               --      (447,000)
Identifiable assets.................          11,284,000              5,279,000        24,437,000    41,000,000
Depreciation and amortization.......             898,000                877,000                --     1,775,000
Capital expenditures................           3,451,000              1,179,000                --     4,630,000

   The Company operates on a worldwide basis with two locations in the United States and one location in the United Kingdom.

   Geographic information is as follows:

                                                              Year Ended December 31, 1999
                                                        ---------------------------------------
                                                           North
                                                          America        Europe        Total
                                                        -----------    ----------   -----------
License revenues.....................................   $ 4,381,000    $       --   $ 4,381,000
Services revenues....................................    17,004,000     4,690,000    21,694,000
CRO operations revenues..............................    15,993,000       717,000    16,710,000
                                                        -----------    ----------   -----------
Net revenues from external customers.................    37,378,000     5,407,000    42,785,000
Income (loss) from operations........................     3,718,000      (593,000)    3,215,000
Identifiable assets..................................    44,811,000       401,000    45,212,000
                                                               Year Ended December 31, 2000
                                                         ---------------------------------------
                                                            North
                                                           America        Europe        Total
                                                         -----------    ----------   -----------
License revenues.....................................    $ 4,846,000    $  343,000   $ 5,189,000
Services revenues....................................     17,473,000     5,405,000    22,878,000
                                                         -----------    ----------   -----------
Net revenues from external customers.................     22,319,000     5,748,000    28,067,000
Income (loss) from operations........................     (4,632,000)    1,713,000    (2,919,000)
Identifiable assets..................................     52,004,000     1,960,000    53,964,000
                                                               Year Ended December 31, 2001
                                                         ---------------------------------------
                                                            North
                                                           America        Europe        Total
                                                         -----------    ----------   -----------
License revenues.....................................    $ 1,282,000    $   90,000   $ 1,372,000
Services revenues....................................     20,701,000     5,924,000    26,625,000
                                                         -----------    ----------   -----------
Net revenues from external customers.................     21,983,000     6,014,000    27,997,000
Income (loss) from operations                             (1,161,000)      714,000      (447,000)
Identifiable assets..................................     39,201,000     1,799,000    41,000,000

11. Sale and Redemption of eRT OC Preferred Stock and Issuance of Common Stock Warrants

   On March 24, 2000, eRT OC sold 95,000 shares of its convertible preferred stock to Communicade, Inc. for total gross proceeds of $9.5 million and agreed, if eRT OC consummated an initial public offering of its stock, to issue a warrant to Communicade, Inc. to purchase 2.5% of eRT OC's outstanding common stock. The preferred stock would have automatically converted into common stock upon consummation of an eRT OC initial public offering. On March 27, 2000, eRT OC issued a warrant to purchase eRT OC's common stock to Scirex Corporation. The warrant entitled Scirex Corporation to purchase the number of common shares equal to $1.0 million divided by eRT OC's initial public offering price per share, at an exercise price per share equal to the initial public offering price per share and would have been exercisable for a two year period following consummation by eRT OC of an initial public offering of its common stock. On March 1, 2001, eRT OC withdrew the registration statement associated with its initial public offering, and the Company repurchased the eRT OC convertible preferred stock sold to Communicade, Inc. for the original purchase price of $9.5 million plus $639,000 in accrued dividends. Following the merger of eRT OC with and into the Company, the separate legal existence of eRT OC ceased, thereby preventing eRT OC from ever consummating an initial public offering. As a result, the Company believes that there will never be an obligation to issue a warrant to Communicade, Inc. and that the warrant issued to Scirex Corporation is effectively null and void because it will never become exercisable and neither the exercise price per share nor the number of shares subject to the warrant will ever be established.

12. Quarterly Financial Data (Unaudited)
    (in thousands, except per share data)

   The quarterly data below includes all adjustments (consisting only of normal recurring adjustments with the exception of those indicated below) that the Company considers necessary for a fair presentation.

                                                     March 31,           June 30,         September 30,       December 31,
                                                   2001      2000     2001      2000     2001      2000      2001      2000
                                                 -------    ------   ------    ------   ------    ------    ------   -------
Net revenues .................................   $ 5,894    $6,081   $6,958    $7,061   $7,331    $8,071    $7,814   $ 6,854
Gross margin .................................     2,674     2,902    3,789     3,619    4,168     4,389     4,402     3,140
Operating income (loss) (a) ..................    (1,233)     (627)    (100)     (550)     222      (283)      664    (1,459)
                                                 -------    ------   ------    ------   ------    ------    ------   -------
Net income (loss) (a) (b) ....................   $(5,447)   $ (213)  $   86    $   48   $  272    $ (230)   $1,315   $   515
                                                 -------    ------   ------    ------   ------    ------    ------   -------
Basic net income (loss) per share ............   $ (0.78)   $(0.03)  $ 0.01    $ 0.01   $ 0.04    $(0.03)   $ 0.19   $  0.07
Diluted net income (loss) per share ..........   $ (0.78)   $(0.03)  $ 0.01    $ 0.01   $ 0.04    $(0.03)   $ 0.19   $  0.07

---------------
(a) Includes write-off of eRT OC registration costs of $782 in the quarter ended December 31, 2000 and gains on the sale of the Company's domestic CRO of $248, $1,866, $232 and $1,190 in the quarters ended June 30, 2000,
    December 31, 2000, March 31, 2001, and December 31, 2001, respectively.
(b) Includes investment asset impairment charges of $4,970 and $716 in the quarters ended March 31, 2001 and December 31, 2001, respectively.

                                  SCHEDULE II

                   eResearchTechnology, Inc. and Subsidiaries
                       VALUATION AND QUALIFYING ACCOUNTS
                        Allowance for Doubtful Accounts
                                 (in thousands)

                                                         Balance                                    Balance
                                                      Beginning of    Charges to     Deductions       End
                                                         Period         Expense     from Reserve   of Period
                                                      ------------    ----------    ------------   ---------
December 31, 1999 .................................       $243           $399           $217          $425

December 31, 2000 .................................       $425           $448           $ 40          $833

December 31, 2001 .................................       $833             --           $383          $450