Form 10-Q
period 2002-03-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2002-05-10
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 205498

                                    FORM 10-Q

(Mark One)

         [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002

                                       or

         [ ] Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transitional period from _______________ to __________________


Commission file number  0-29100
                        -------

                            eResearchTechnology, Inc.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                          Delaware                                           22-3264604
-------------------------------------------------------         ------------------------------------
       (State or other jurisdiction of incorporation            (I.R.S. Employer Identification No.)
                      or organization)

                  30 South 17th Street
                    Philadelphia, PA                                           19103
-------------------------------------------------------         ------------------------------------
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

The number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2002, was 6,962,130.

                   eResearchTechnology, Inc. and Subsidiaries

                                      INDEX
                                      -----

                                                                                                                      Page
                                                                                                                      ----
Part I.  Financial Information

             Item 1.       Consolidated Financial Statements

                           Consolidated balance sheets--March 31, 2002 (unaudited) and
                           December 31, 2001                                                                              3

                           Consolidated statements of operations (unaudited)--Three Months
                           Ended March 31, 2002 and 2001                                                                  4

                           Consolidated statements of cash flows (unaudited)--Three Months
                           Ended March 31, 2002 and 2001                                                                  5

                           Notes to consolidated financial statements (unaudited)                                       6-9

             Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                                 10-16

             Item 3.       Qualitative and Quantitative Disclosures about Market Risk                                    16

Part II. Other Information
             Item 6.       Exhibits and Reports on Form 8-K                                                              17

                           a.)      Exhibits

                           b.)      Reports on Form 8-K

                                    None


Signatures                                                                                                               18


Part 1. Financial Information

Item 1. Consolidated Financial Statements

                   eResearchTechnology, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                  March 31, 2002             December 31 2001
                                                                                  --------------             ----------------
                                                                                    (unaudited)
Assets

Current assets:
      Cash and cash equivalents                                                    $       12,637             $       11,364
      Short-term investments                                                                7,139                      7,066
      Marketable securities                                                                 2,420                      2,695
      Accounts receivable, net                                                              5,759                      5,900
      Prepaid expenses and other                                                            1,662                      1,320
      Deferred income taxes                                                                   212                        212
                                                                                  ----------------           ----------------
           Total current assets                                                            29,829                     28,557

Property and equipment, net                                                                 9,667                      8,110
Goodwill, net                                                                               1,212                      1,212
Investments in non-marketable securities                                                      509                        509
Other assets                                                                                   21                         21
Deferred income taxes                                                                       2,257                      2,591
                                                                                  ----------------           ----------------

                                                                                   $       43,495             $       41,000
                                                                                  ================           ================

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                             $        1,558             $        1,383
      Accrued expenses                                                                      2,060                      2,394
      Income taxes payable                                                                    464                        461
      Current portion of capital lease obligations                                            346                        155
      Deferred revenues                                                                     4,576                      3,475
                                                                                  ----------------           ----------------
            Total current liabilities                                                       9,004                      7,868
                                                                                  ----------------           ----------------

Capital lease obligations                                                                     711                        340
                                                                                  ----------------           ----------------

Commitments and contingencies

Stockholders' equity:
      Preferred stock - $10 par value, 500,000 shares authorized,
            none issued and outstanding                                                         -                          -
      Common stock - $.01 par value, 15,000,000 shares authorized,
            7,552,074 and 7,496,187 shares issued                                              76                         75
      Additional paid-in capital                                                           39,377                     39,068
      Unrealized gain on marketable securities                                                634                        665
      Treasury stock, 597,000 shares at cost                                               (3,229)                    (3,229)
      Accumulated deficit                                                                  (3,078)                    (3,787)
                                                                                  ----------------           ----------------

            Total stockholders' equity                                                     33,780                     32,792
                                                                                  ----------------           ----------------

                                                                                   $       43,495              $      41,000
                                                                                  ================           ================


        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (in thousands, except per share information)

                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                       2002                  2001
                                                                                       ----                  ----
                                                                                               (unaudited)
Net revenues:
     Licenses and subscriptions                                                        $      754           $        26
     Services                                                                               7,607                 5,868
                                                                                  ----------------      ----------------

           Total net revenues                                                               8,361                 5,894
                                                                                  ----------------      ----------------

Costs of revenues:
     Cost of licenses and subscriptions                                                       134                   106
     Cost of services                                                                       3,401                 3,114
                                                                                  ----------------      ----------------

           Total costs of revenues                                                          3,535                 3,220
                                                                                  ----------------      ----------------

           Gross margin                                                                     4,826                 2,674
                                                                                  ----------------      ----------------

Operating expenses:
     Selling and marketing                                                                  1,475                 1,329
     General and administrative                                                             1,342                 1,329
     Research and development                                                               1,159                 1,249
                                                                                  ----------------      ----------------

           Total operating expenses                                                         3,976                 3,907
                                                                                  ----------------      ----------------

Operating income (loss)                                                                       850                (1,233)
Interest income, net                                                                          158                   361
Investment asset impairment charge                                                              -                (4,970)
Gain on sale of domestic CRO operation                                                         35                   232
                                                                                  ----------------      ----------------

Income (loss) before income taxes                                                           1,043                (5,610)
Income tax provision (benefit)                                                                334                  (279)
Minority interest dividend                                                                      -                   116
                                                                                  ----------------      ----------------

Net income (loss)                                                                      $      709           $    (5,447)
                                                                                  ================      ================

Basic and diluted net income (loss) per share                                          $     0.10           $     (0.78)
                                                                                  ================      ================

Shares used to calculate basic net income (loss)
     per share                                                                              6,930                 6,970
                                                                                  ================      ================

Shares used to calculate diluted net income (loss)
     per share                                                                              7,326                 6,970
                                                                                  ================      ================



        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                                 Three Months Ended March 31,
                                                                                                 ----------------------------
                                                                                                  2002                  2001
                                                                                                  ----                  ----
                                                                                                         (unaudited)
Operating activities:
      Net income (loss)                                                                         $     709           $   (5,447)
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
                 Gain on sale of the domestic CRO operation                                           (35)                (232)
                 Gain on sale of marketable securities                                                 (2)                   -
                 Depreciation and amortization                                                        545                  442
                 Issuance of stock options to non-employees                                             -                   12
                 Deferred income taxes                                                                334                 (467)
                 Investment asset impairment charge                                                     -                4,970
                 Changes in operating assets and liabilities:
                       Accounts receivable                                                            141                1,384
                       Prepaid expenses and other                                                    (427)                 613
                       Accounts payable                                                               175                  250
                       Accrued expenses                                                              (334)                (572)
                       Income taxes payable                                                             3                  182
                       Deferred revenues                                                            1,101                  (52)
                                                                                                ----------          -----------
                            Net cash provided by operating activities                               2,210                1,083
                                                                                                ----------          -----------

Investing activities:
      Purchases of property and equipment                                                          (1,481)              (1,364)
      Net (purchases) sales of short-term investments                                                 (73)               2,020
      Net proceeds from sale of the domestic CRO operation                                              -                  167
      Proceeds from sales of marketable securitites                                                   246                    -
                                                                                                ----------          -----------
                            Net cash provided by (used in) investing activities                    (1,308)                 823
                                                                                                ----------          -----------

Financing activities:
      Purchase of convertible preferred stock in subsidiary                                             -               (9,500)
      Repayments of capital lease obligations                                                         (59)                   -
      Minority interest dividend paid                                                                   -                 (639)
      Net proceeds from exercise of stock options                                                     430                    -
      Repurchase of common stock for treasury                                                           -                  (27)
                                                                                                ----------          -----------
                            Net cash provided by (used in) financing activities                       371              (10,166)
                                                                                                ----------          -----------

Net increase (decrease) in cash and cash equivalents                                                1,273               (8,260)
Cash and cash equivalents, beginning of period                                                     11,364               21,910
                                                                                                ----------          -----------

Cash and cash equivalents, end of period                                                        $  12,637            $  13,650
                                                                                                ==========          ===========


        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the "Company") and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Further information on potential factors that could affect the Company's financial results can be found in the Company's Report on Form 10-K filed with the Securities and Exchange Commission and in this Form 10-Q.

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

Note 3.  Asset Impairment Charge - Marketable and Non-Marketable Securities

At March 31, 2002, marketable securities consisted of an investment in 484,025 shares of the common stock of Digital Angel Corporation (DAC) (formerly known as Medical Advisory Systems, Inc.), a publicly traded company, with an adjusted cost basis of $1,786,000. The Company purchased 550,000 shares of DAC in March 2000 for $5,775,000. This investment has been classified as available-for-sale, pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. In March 2001, in accordance with SFAS No. 115, management determined that an other than temporary decline in the fair value of DAC common stock existed and as a result wrote down the initial cost basis of the DAC investment from $5,775,000 to $2,029,000, which was the market value of the DAC common stock held on March 31, 2001. In connection with this write-down, an asset impairment charge of $3,746,000 was recorded during the quarter ended March 31, 2001. During the three months ended March 31, 2002, the Company sold 65,975 shares of its investment in DAC at prices per share between $3.70 and $4.63 and recorded a realized gain of $2,000. As of March 31, 2002, the carrying value of the Company's investment in DAC stock exceeded its adjusted cost basis by $634,000.

At March 31, 2002, investments in non-marketable securities consist of an investment in AmericasDoctor.com, Inc., which is accounted for under the cost method in accordance with Accounting Principles Board (APB) No. 18, "The Equity Method of Accounting for Investments in Common Stock." As of March 31, 2001, in accordance with APB No. 18, management determined that a decrease in value of the investment occurred which was deemed to be other than temporary, and as a result wrote down the cost basis of the investment from $2,300,000 to $1,076,000. In connection with this write-down, an asset impairment charge of $1,224,000 was recorded during the quarter ended March 31, 2001. In December 2001, management determined that an additional decrease in the value of the investment occurred which was deemed to be other than temporary, and as a result wrote down the cost basis of the investment from $1,076,000 to $509,000. In connection with this write-down, an asset impairment charge of $566,000 was recorded during the quarter ended December 31, 2001.

The Company will continue to assess the fair value of these investments and whether or not any declines in fair value below the current cost basis are deemed to be other than temporary. If a decline in the fair value of these investments is judged to be other than temporary, the cost basis of these investments would be written down to fair value, and the amount of the write-down would be included in the Company's results. Given the current performance and general market conditions for technology related companies, additional write-downs of these investments may occur in the future.

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

Three Months Ended March 31,
----------------------------

                                                                                                                Per
                                                                        Net                                    Share
2002                                                              Income (Loss)           Shares               Amount
                                                                  -------------           ------               ------
Basic net income..........................................        $     709,000          6,930,000          $      0.10
Effect of dilutive shares.................................                    -            396,000                    -
                                                                  --------------       -----------          -----------

Diluted net income........................................        $     709,000          7,326,000          $      0.10
                                                                  ==============       ===========          ===========

2001

Basic net loss............................................        $  (5,447,000)         6,970,000          $     (0.78)
Effect of dilutive shares.................................                    -                  -                    -
                                                                  -------------        -----------          -----------

Diluted net loss..........................................        $  (5,447,000)         6,970,000          $     (0.78)
                                                                  =============        ===========          ===========

Options to purchase 1,113,967 shares of common stock were outstanding at March 31, 2002 and were included in the computation of diluted net income per share. Options to purchase 60,000 shares of common stock were outstanding at March 31, 2002 but were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the Company's common stock during the period.

Options to purchase 1,070,900 shares of common stock were outstanding at March 31, 2001, but were not included in the diluted computation because the Company incurred a net loss and the inclusion would be anti-dilutive.

Note 5.  Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income." The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation and marketable securities. The unrealized gains and losses from foreign currency translation were immaterial as of March 31, 2002 and 2001. For the three months ended March 31, 2002, the Company recorded an unrealized gain of $634,000 from its investment in marketable securities. For the three months ended March 31, 2001, there were no unrealized gains or losses from investments in marketable securities.

Note 6.  Recent Pronouncements

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

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". The Company adopted SFAS 142 effective January 1, 2002 and implemented certain provisions, specifically the discontinuation of goodwill amortization. During the three months ended March 31, 2001, the Company recorded $79,000 of goodwill amortization. The following table reflects the adjustment to exclude goodwill amortization expense, including related tax effects, recognized in the prior period as presented (in thousands, except per share amounts):


                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                        2002             2001
                                                                                        ----             ----
                                                                                             (unaudited)

Reported net income (loss)                                                            $     709       $  (5,447)
Add back goodwill amortization                                                                -              54
                                                                                      ----------      -----------
           Adjusted net income (loss)                                                 $     709       $  (5,393)
                                                                                      ==========      ===========

Income per share - basic:
     Reported net income (loss)                                                       $    0.10       $   (0.78)
     Goodwill amortization                                                                    -            0.01
                                                                                      ----------      -----------
           Adjusted net income (loss)                                                 $    0.10       $   (0.77)
                                                                                      ==========      ===========

Income per share - diluted:
     Reported net income (loss)                                                       $    0.10       $   (0.78)
     Goodwill amortization                                                                    -            0.01
                                                                                      ----------      -----------
           Adjusted net income (loss)                                                 $    0.10       $   (0.77)
                                                                                      ==========      ===========

The Company has not completed its initial assessment of impairment of goodwill in accordance with the provisions of SFAS 142, but does not believe that the initial assessment, which will be completed by June 30, 2002, will have a material impact on its consolidated results of operations or financial position.

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" (SFAS 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002 and the adoption had no impact on its consolidated results of operations or financial position.

Note 7.  Operating Segments

The Company's operating segments are strategic business units that offer different products and services to a common client base. The Company's products and services are provided both in the United States and internationally through two reportable business segments: Diagnostics Technology and Services, which includes centralized electrocardiographic services; and Clinical Research Technology and Services, which includes software sales and support and consulting services. Identifiable assets and income (loss) from operations not included in reportable segments are reported as Other.

The Company evaluates performance based on the net revenues and operating earnings performance of the respective business segments. Segment information is as follows:

                                                                        Three Months Ended March 31, 2002
                                               ------------------------------------------------------------------------------------
                                                 Diagnostics         Clinical Research
                                                  Technology           Technology and
                                                 and Services             Services                Other                Total
                                               -----------------     -------------------    ------------------   ------------------
License and subscription revenues                   $         -             $   754,000           $         -          $   754,000
Services revenues                                     6,289,000               1,318,000                     -            7,607,000
                                                    ------------           -------------          ------------         ------------
Net revenues from external customers                  6,289,000               2,072,000                     -            8,361,000
Income (loss) from operations                         1,472,000                (622,000)                    -              850,000
Identifiable assets                                  14,312,000               4,009,000            25,174,000           43,495,000



                                                                        Three Months Ended March 31, 2001
                                               ------------------------------------------------------------------------------------
                                                 Diagnostics         Clinical Research
                                                  Technology           Technology and
                                                 and Services             Services                Other                Total
                                               -----------------     -------------------    ------------------   ------------------
License and subscription revenues                   $         -             $    26,000           $         -          $    26,000
Services revenues                                     4,123,000               1,745,000                     -            5,868,000
                                                     -----------           -------------         -------------         ------------
Net revenues from external customers                  4,123,000               1,771,000                     -            5,894,000
Income (loss) from operations                           150,000              (1,383,000)                    -           (1,233,000)
Identifiable assets                                   8,680,000               5,274,000            26,259,000           40,213,000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion and analysis should be read in conjunction with the Company's financial statements and the related notes to the financial statements appearing elsewhere in this report. The following includes a number of forward-looking statements that reflects the Company's current views with respect to future events and financial performance. The Company uses words such as anticipate, believe, expect, future, and intend, and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to risks and uncertainties such as competitive factors, technology development, market demand and the Company's ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects, and internal issues of the sponsoring client. These and other risk factors have been further discussed in the Company's Report on Form 10-K dated December 31, 2001. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further information on potential factors that could affect the Company's financial results can be found throughout this Form 10-Q and the Company's other reports filed with the Securities and Exchange Commission.

Overview

eResearchTechnology, Inc. (the "Company") is a provider of technology and services to the pharmaceutical, biotechnology and medical device industries on a global basis. The Company is a market leader in providing centralized core-diagnostic electrocardiographic (ECG) services (Diagnostic services) to evaluate cardiac safety in clinical development. The Company is also a leader in providing technology and services to streamline the clinical trials process by enabling its customers to automate the collection, analysis, and distribution of clinical data in all phases of clinical development.

The Company was founded in 1977 to provide Diagnostic services used to evaluate the safety of new drugs. In February 1997, the Company completed an initial public offering of its common stock.

In October 1997, the Company acquired the assets and business of a provider of clinical research technology and consulting services to the pharmaceutical, biotechnology and medical device industry.

The Company's solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection, interpretation and new drug or medical device application submission. The Company's products and services are provided, both in the United States and internationally, through two business segments:
Diagnostics Technology and Services, which include centralized Diagnostic services; and Clinical Research Technology and Services, which include the developing, marketing and support of clinical research technology and services. The Company's Diagnostic services are utilized by clinical trial sponsors during their conduct of clinical trials. Such services are generally similar in nature, have similar production processes, distribution methods and general economics and, therefore, have been aggregated in the Company's Diagnostics Technology and Services segment. The Company's Clinical Research Technology and Services segment includes the licensing of its proprietary software products and the provision of maintenance services in support of its proprietary software products and, therefore, have been aggregated in one segment. See Note 7 to the Consolidated Financial Statements appearing herein for information pertaining to the amounts of net revenue, operating profit and identifiable assets attributable to each of the Company's industry segments for the three months ended March 31, 2002 and 2001.

The Company's license and subscription revenues consist of license fees for upfront license sales and monthly and annual subscription license sales. The Company's service revenues consist of Diagnostic services, technology consulting and training services and software maintenance services.

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

Cost of licenses and subscriptions consists primarily of fees associated with third-party application service providers, the cost of producing compact disks and related documentation and royalties paid to third parties in connection with their contributions to the Company's product development. Cost of services includes the cost of Diagnostic services and the cost of technology consulting, training and maintenance services. Cost of Diagnostic services consists primarily of direct costs related to the Company's centralized Diagnostic services and includes wages, fees paid to outside consultants, shipping expenses and other direct operating costs. Cost of technology consulting, training and maintenance services consists primarily of wages, fees paid to outside consultants and other direct operating costs related to the Company's consulting and customer support functions. Selling and marketing expenses consist primarily of wages and commissions paid to sales and marketing personnel or paid to third parties under marketing assistance agreements, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of wages and direct costs for the Company's finance, administrative, corporate information technology and executive management functions, in addition to professional service fees. Research and development expenses consist primarily of wages paid to the Company's product development staff, costs paid to outside consultants and direct costs associated with the development of the Company's technology products.

The Company conducts its operations with offices in the United States and the United Kingdom (UK). The Company's international net revenue represented 23.0% and 30.0% of total net revenue for the three months ended March 31, 2002 and 2001, respectively.

Results of Operations

The following table presents certain financial data as a percentage of total net revenues:

                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                        2002                  2001
                                                                                        ----                  ----
Net revenues:
     Licenses and subscriptions                                                         9.0%                   0.4%
     Services                                                                          91.0                   99.6
                                                                                     ------                -------
          Total net revenues                                                          100.0                  100.0
                                                                                     ------                -------
Costs of revenues:
     Cost of licenses and subscriptions                                                 1.6                    1.8
     Cost of services                                                                  40.7                   52.8
                                                                                     ------                -------

          Total costs of revenues                                                      42.3                   54.6
                                                                                     ------                -------
          Gross margin                                                                 57.7                   45.4
                                                                                     ------                -------
Operating expenses:
     Selling and marketing                                                             17.6                   22.5
     General and administrative                                                        16.0                   22.5
     Research and development                                                          13.9                   21.2
                                                                                     ------                -------

          Total operating expenses                                                     47.5                   66.2
                                                                                     ------                -------

Operating income (loss)                                                                10.2                  (20.8)
Interest income, net                                                                    1.9                    6.1
Investment asset impairment charge                                                        -                  (84.4)
Gain on sale of domestic CRO operation                                                  0.4                    3.9
                                                                                     ------                -------

Income (loss) before income taxes                                                      12.5                  (95.2)
Income tax provision (benefit)                                                          4.0                   (4.8)
Minority interest dividend                                                                -                    2.0
                                                                                     ------                -------
Net income (loss)                                                                       8.5%                 (92.4)%
                                                                                     ======                =======

                                       12

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Total net revenues increased 42.4% to $8.4 million for the three months ended March 31, 2002 compared to $5.9 million for the three months ended March 31, 2001.

License and subscription revenues increased to $ 754,000 for the three months ended March 31, 2002 from $26,000 for the three months ended March 31, 2001. The increase in license and subscription revenues was primarily due to an increase in upfront license contract signings and software deliveries in the first quarter of 2002.

Total service revenues increased 28.8% to $7.6 million for the three months ended March 31, 2002 from $5.9 million for the three months ended March 31, 2001.

Diagnostic service revenues increased 53.7% to $6.3 million for the three months ended March 31, 2002 compared to $4.1 million for the three months ended March 31, 2001. The increase in Diagnostic service revenues was primarily due to increased sales volume with both new and existing clients, including a $741,000 increase in revenue from the rental of diagnostic equipment which is used by the Company's clients to perform diagnostic procedures.

Technology consulting and training service revenues decreased 51.7% to $366,000 for the three months ended March 31, 2002 compared to $757,000 for the three months ended March 31, 2001. The decrease in technology consulting and training service revenues was due primarily to reduced support revenues from new software installations and consulting activity in support of the Company's software and client needs.

Software maintenance service revenues were $1.0 million for the three months ended March 31, 2002 and 2001.

Total cost of revenues increased 9.4% to $3.5 million for the three months ended March 31, 2002 compared to $3.2 million for the three months ended March 31, 2001. As a percentage of total net revenues, total cost of revenues decreased to 42.3% for the three months ended March 31, 2002 from 54.6% for the three months ended March 31, 2001.

The cost of licenses and subscriptions increased 26.4% to $134,000 for the three months ended March 31, 2002 from $106,000 for the three months ended March 31, 2001. The increase in the cost of licenses and subscriptions was primarily due to an increase in ASP hosting fees associated with expanding hosting capabilities to support additional ASP accounts.

As a percentage of license and subscription revenues, the cost of licenses and subscriptions decreased to 17.8% for the three months ended March 31, 2002 from 407.7% for the three months ended March 31, 2001. The decrease was due primarily to the increase in license and subscription revenues without a comparable increase in costs, many of which are fixed in nature.

The cost of services increased 9.7% to $3.4 million for the three months ended March 31, 2001 from $3.1 million for the three months ended March 31, 2001. As a percentage of service revenues, the cost of services decreased to 44.7% for the three months ended March 31, 2002 from 52.5% for the three months ended March 31, 2001.

The cost of Diagnostic services increased 28.6% to $2.7 million for the three months ended March 31, 2002 compared to $2.1 million for the three months ended March 31, 2001. The increase in the cost of Diagnostic services was primarily due to an increase in rental and depreciation costs associated with the diagnostic rental equipment, and increased labor, facilities and other costs associated with expanding capabilities to meet the growth in Diagnostic service revenues.

As a percentage of Diagnostic service revenues, the cost of Diagnostic services decreased to 42.9% for the three months ended March 31, 2002 from 51.2% for the three months ended March 31, 2001. The decrease was due primarily to the increase in Diagnostic service revenues without a comparable increase in costs, many of which are fixed in nature.

The cost of technology consulting and training services decreased 40.8% to $377,000 for the three months ended March 31, 2002, from $637,000 for the three months ended March 31, 2001. The decrease in the cost of technology consulting and training services was due primarily to a reduction in consulting and labor costs.

The cost of technology consulting and training services as a percentage of technology consulting and training service revenues increased to 103.0% for the three months ended March 31, 2002 from 84.1% for the three months ended March

31, 2001. The increase was due primarily to the decrease in technology consulting and training service revenues with a limited decrease in costs, many of which are fixed in nature.

The cost of software maintenance services decreased 10.2%, to $326,000, or 32.6% of software maintenance service revenues, for the three months ended March 31, 2002, from $363,000, or 36.3% of software maintenance service revenues, for the three months ended March 31, 2001. The decrease in both the cost of software maintenance services and the cost of software maintenance services as a percentage of software maintenance service revenues was due primarily to a reduction in depreciation, travel and other costs during the first quarter of 2002.

Selling and marketing expenses increased 15.4% to $1.5 million for the three months ended March 31, 2002 compared to $1.3 million for the three months ended March 31, 2001. The increase was primarily due to increased commissionable revenue and increased administrative costs due to additional personnel.

As a percentage of total net revenues, selling and marketing expenses decreased to 17.6% for the three months ended March 31, 2002 from 22.5% for the three months ended March 31, 2001. The decrease in selling and marketing expenses as a percentage of total net revenues was due primarily to the increase in total net revenues with a less than proportional increase in selling and marketing expenses.

General and administrative expenses were $1.3 million for the three months ended March 31, 2002 and 2001. The Company recorded higher insurance, public relations and labor expense during the first quarter of 2002, offset by a reduction in expenses as a result of the elimination of the amortization of goodwill. The Company did not record $79,000 of goodwill amortization expense for the three months ended March 31, 2002, which was recorded in the quarter ended March 31, 2001 prior to the January 1, 2002 adoption of the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. As a percentage of total net revenues, general and administrative expenses decreased to 16.0% for the three months ended March 31, 2002 from 22.5% for the three months ended March 31, 2001. The decrease in general and administrative expenses as a percentage of total net revenues was primarily due to the increase in total net revenues without a corresponding increase in general and administrative expenses which are largely fixed in nature.

Research and development expenses were $1.2 million for the three months ended March 31, 2002 and 2001. As a percentage of total net revenues, research and development expenses decreased to 13.9% for the three months ended March 31, 2002 from 21.2% for the three months ended March 31, 2001. The decrease in research and development expenses as a percentage of total net revenues was due primarily to the increase in total net revenues without a corresponding increase in research and development expenses.

Interest income, net, consisted primarily of interest income realized from the Company's cash, cash equivalents and short-term investments. Additionally, $47,000 of interest income was earned on the escrow accounts related to the sale of the domestic clinical research operations to SCP Communications, Inc. and was recorded during the three months ended March 31, 2002. Interest income decreased 56.2% to $158,000 for the three months ended March 31, 2002 compared to $361,000 for the three months ended March 31, 2001. The primary reason for the decrease was due to a lower cash balance and lower interest rates during the first quarter of 2002.

The Company recorded an asset impairment charge of $5.0 million in the three months ended March 31, 2001. This charge was the result of continued negative market conditions affecting the carrying value of the Company's investments in Digital Angel Corporation (formerly known as Medical Advisory Systems, Inc.) and AmericasDoctor.com, Inc.

In December 1999, the Company sold its domestic clinical research operations to SCP Communications, Inc. In the first quarter of 2002, the Company recorded $35,000 of additional gain on the sale compared to $232,000 recorded in the first quarter of 2001. During the first quarter of 2002, the Company finalized the accounting for the disposition related to certain earn-outs. The Escrow Account has been terminated effective with the last income distribution received by the Company during the first quarter of 2002.

In the first quarter of 2001, the Company accrued $116,000 of dividends on preferred stock. This preferred stock was redeemed during 2001.

The Company's effective tax rate was 32.0% and 5.0% for the three months ended March 31, 2002 and 2001, respectively. The increase in the Company's effective tax rate was due primarily to the Company fully reserving for the long-term capital loss deferred tax asset during the first quarter of 2001 associated with the investment asset impairment charge of $5.0 million recognized during that quarter, due to the uncertainty of the realization of any tax benefit associated with these long-term capital losses in future periods.

Liquidity and Capital Resources

At March 31, 2002, the Company had $12.6 million of cash and cash equivalents and $7.1 million invested in short-term investments. The Company generally places its investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with maturities of less than one year, and A1P1 rated commercial bonds and paper.

For the three months ended March 31, 2002, the Company's operations provided cash of $2.2 million compared to $1.1 million for the three months ended March 31, 2001. The change was primarily the result of improved operating income and an increase in deferred revenues partially offset by a lower decrease in accounts receivable during the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

During the three months ended March 31, 2002, the Company expended $1.5 million on equipment purchases and costs related to internal use software compared to $1.4 million during the three months ended March 31, 2001. The increase was primarily the result of higher internal use software costs during this period associated with the development of a new data and communications management services software product to be used in connection with the Company's centralized core-diagnostic electrocardiographic services. The Company capitalizes its internal use software costs in accordance with SOP No. 98-1.

In February 2001, the Board of Directors authorized a stock buy-back program of up to 500,000 shares of the Company's common stock. The share purchase authorization allows the Company to make purchases from time to time on the open market at prevailing prices or in privately negotiated transactions. Company management will make the purchase decisions based upon market conditions and other considerations. During the three months ended March 31, 2001, the Company used $27,000 to purchase 5,000 shares of its common stock on the open market at an average price of $5.51 per share. The Company did not purchase shares under this program in the first quarter of 2002.

During the three months ended March 31, 2002, the Company received $310,000 in cash from the exercise of 61,387 stock options at exercise prices per option of between $2.27 and $10.4375. Cash was increased by an additional $120,000 in January 2002 which related to options exercised in 2001.

During the three months ended March 31, 2002, the Company received $246,000 from the sale of 65,975 shares of its investment in Digital Angel Corporation, at prices per share between $3.70 and $4.63.

The Company has a line of credit arrangement with First Union National Bank totaling $3.0 million. At March 31, 2002, the Company had no outstanding borrowings under the line.

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

Interest Rate Risk

The Company generally places its investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper. The Company actively manages its portfolio of cash equivalents and marketable securities but in order to ensure liquidity will only invest in instruments with high credit quality where a secondary market exists. The Company has not and does not hold any derivatives related to its interest rate exposure. Due to the average maturity and conservative nature of the Company's investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for the three months ended March 31, 2002 would have decreased by less than $50,000. This estimate assumes that the decrease occurred on the first day of 2002 and reduced the yield of each investment by 100 basis points. The impact on the Company's future interest income of future changes in investment yields will depend largely on the gross amount of the Company's cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources".

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

Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for international operations by less than $50,000.

The introduction of the Euro as a common currency for members of the European Monetary Union took place in January 1999. To date, the introduction of the Euro has had no impact on the Company's operations in the UK, as all net revenues have been billed in pounds sterling.

Part II.     Other Information

Item 6.      Exhibits and Reports on Form 8-K

         a.) Exhibits

             None

         b.) Reports on Form 8-K

             On February 7, 2002, the Company filed a report on Form 8-K relating to financial information for eResearchTechnology, Inc. for the quarter and year ended December 31, 2001 and forward-looking statements relating to 2002 as presented in a press release of February 7, 2002.

                                   Signatures


              Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  eResearchTechnology, Inc.
                                  (Registrant)


Date: May 10, 2002            By: /s/ Joseph A. Esposito
                                  -----------------------------------

                                     Joseph A. Esposito
                                     President and Chief Executive Officer





Date: May 10, 2002            By: /s/ Bruce Johnson
                                  --------------------------

                                     Bruce Johnson
                                     Senior Vice President and Chief Financial
                                          Officer  (Principal Financial and
                                          Accounting Officer)