Form 10-Q
period 2002-06-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2002-08-13
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002.

                                       or

         [ ] Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transitional period from_______________to__________________


Commission file number  0-29100
                        --------

                            eResearchTechnology, Inc.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                          Delaware                                                                22-3264604
-------------------------------------------------------------             ----------------------------------------------------------
       (State or other jurisdiction of incorporation                                 (I.R.S. Employer Identification No.)
                      or organization)

                  30 South 17th Street
                    Philadelphia, PA                                                                  19103
-------------------------------------------------------------             ----------------------------------------------------------
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

The number of shares of Common Stock, $.01 par value, outstanding as of July 31, 2002, was 10,510,656.

                   eResearchTechnology, Inc. and Subsidiaries

                                      INDEX

                                                                                                                       Page
                                                                                                                       ----
Part I.  Financial Information

             Item 1.       Consolidated Financial Statements

                           Consolidated balance sheets--June 30, 2002 (unaudited) and
                           December 31, 2001                                                                              3

                           Consolidated statements of operations (unaudited)--Three and
                           Six Months Ended June 30, 2002 and 2001                                                        4

                           Consolidated statements of cash flows (unaudited)--Six Months
                           Ended June 30, 2002 and 2001                                                                   5

                           Notes to consolidated financial statements (unaudited)                                      6-11

             Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                                 12-20

             Item 3.       Qualitative and Quantitative Disclosures about Market Risk                                 20-21

Part II. Other Information

             Item 1.       Legal Proceedings                                                                             22

             Item 4.       Submission of Matters to a Vote of Security Holders                                           22

             Item 6.       Exhibits and Reports on Form 8-K                                                              23

                           a.)      Exhibits

                           b.)      Reports on Form 8-K

Signatures                                                                                                               24

Part 1. Financial Information

Item 1. Consolidated Financial Statements

                   eResearchTechnology, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                        June 30, 2002           December 31, 2001
                                                                        -------------           -----------------
                                                                         (unaudited)
Assets

Current assets:
      Cash and cash equivalents                                           $  12,396                $   11,364
      Short-term investments                                                  7,244                     7,066
      Marketable securities                                                     399                     2,695
      Accounts receivable, net                                                7,024                     5,900
      Prepaid expenses and other                                              2,891                     1,320
      Deferred income taxes                                                     212                       212
                                                                          ---------                ----------
            Total current assets                                             30,166                    28,557

Property and equipment, net                                                  11,184                     8,110
Goodwill, net                                                                 1,212                     1,212
Investments in non-marketable securities                                        509                       509
Other assets                                                                     21                        21
Deferred income taxes                                                         1,707                     2,591
                                                                          ---------                ----------
                                                                          $  44,799                $   41,000
                                                                          =========                ==========
Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                    $   1,704                $    1,383
      Accrued expenses                                                        2,678                     2,394
      Income taxes payable                                                      346                       461
      Current portion of capital lease obligations                              571                       155
      Deferred revenues                                                       3,811                     3,475
                                                                          ---------                ----------
             Total current liabilities                                        9,110                     7,868
                                                                          ---------                ----------

Capital lease obligations                                                     1,079                       340
                                                                          ---------                ----------

Commitments and contingencies

Stockholders' equity:
      Preferred stock - $10 par value, 500,000 shares authorized,
             none issued and outstanding                                          -                         -
      Common stock - $.01 par value, 15,000,000 shares authorized,
            11,396,951 and 11,236,031 shares issued, respectively               114                       112
      Additional paid-in capital                                             39,760                    39,031
      Unrealized gain (loss) on marketable securities                          (127)                      665
      Treasury stock, 895,500 shares at cost                                 (3,229)                   (3,229)
      Accumulated deficit                                                    (1,908)                   (3,787)
                                                                          ---------                ----------
             Total stockholders' equity                                      34,610                    32,792
                                                                          ---------                ----------
                                                                          $  44,799                $   41,000
                                                                          =========                ==========

        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (in thousands, except per share information)

                                                     Three Months Ended June 30,                 Six Months Ended June 30,
                                                  ------------------------------             -------------------------------
                                                     2002                 2001                 2002                  2001
                                                  ---------             --------             ---------             ---------
                                                            (unaudited)                                 (unaudited)
Net revenues:
     Licenses and subscriptions                   $     496             $    198             $   1,250             $     224
     Services                                         9,608                6,760                17,215                12,628
                                                  ---------             --------             ---------             ---------

           Total net revenues                        10,104                6,958                18,465                12,852
                                                  ---------             --------             ---------             ---------

Costs of revenues:
     Cost of licenses and subscriptions                 152                  128                   286                   234
     Cost of services                                 4,006                3,041                 7,407                 6,155
                                                  ---------             --------             ---------             ---------

           Total costs of revenues                    4,158                3,169                 7,693                 6,389
                                                  ---------             --------             ---------             ---------

           Gross margin                               5,946                3,789                10,772                 6,463
                                                  ---------             --------             ---------             ---------

Operating expenses:
     Selling and marketing                            1,922                1,401                 3,397                 2,730
     General and administrative                       1,398                1,272                 2,740                 2,601
     Research and development                         1,092                1,216                 2,251                 2,465
                                                  ---------             --------             ---------             ---------

           Total operating expenses                   4,412                3,889                 8,388                 7,796
                                                  ---------             --------             ---------             ---------

Operating income (loss)                               1,534                 (100)                2,384                (1,333)
Other income, net                                       186                  243                   344                   604
Investment asset impairment charge                        -                    -                     -                (4,970)
Gain on sale of domestic CRO operations                   -                    -                    35                   232
                                                  ---------             --------             ---------             ---------

Income (loss) before income taxes                     1,720                  143                 2,763                (5,467)
Income tax provision (benefit)                          550                   57                   884                  (222)
Minority interest dividend                                -                    -                     -                   116
                                                  ---------             --------             ---------             ---------

Net income (loss)                                 $   1,170             $     86             $   1,879             $  (5,361)
                                                  =========             ========             =========             =========

Basic net income (loss) per share                 $    0.11             $   0.01             $    0.18             $   (0.51)
                                                  =========             ========             =========             =========

Shares used to calculate basic net
     income (loss) per share                         10,459               10,448                10,423                10,452
                                                  =========             ========             =========             =========

Diluted net income (loss) per share               $    0.10             $   0.01             $    0.17             $   (0.51)
                                                  =========             ========             =========             =========

Shares used to calculate diluted net
     income (loss) per share                         11,229               10,487                11,102                10,452
                                                  =========             ========             =========             =========

        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                  Six Months Ended June 30,
                                                                                                -----------------------------
                                                                                                  2002                2001
                                                                                                ---------          ----------
                                                                                                         (unaudited)
Operating activities:
      Net income (loss)                                                                         $   1,879          $   (5,361)
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
                 Gain on sale of the domestic CRO operations                                          (35)               (232)
                 Gain on sale of marketable securities                                                (75)                  -
                 Depreciation and amortization                                                      1,163                 870
                 Issuance of stock options to non-employees                                             7                  29
                 Deferred income taxes                                                                884                (540)
                 Investment asset impairment charge                                                     -               4,970
                 Changes in operating assets and liabilities:
                      Accounts receivable                                                          (1,124)              1,908
                      Prepaid expenses and other                                                     (832)                446
                      Accounts payable                                                                321                (935)
                      Accrued expenses                                                                284                (417)
                      Income taxes payable                                                           (115)                 15
                      Deferred revenues                                                               336                 112
                                                                                                ---------          ----------
                            Net cash provided by operating activities                               2,693                 865
                                                                                                ---------          ----------

Investing activities:
      Purchases of property and equipment                                                          (2,904)             (1,448)
      Net purchase of short-term investments                                                         (178)               (272)
      Net proceeds from sale of the domestic CRO operations                                            35               2,742
      Proceeds from sales of marketable securities                                                    720                   -
                                                                                                ---------          ----------
                            Net cash provided by (used in) investing activities                    (2,327)              1,022
                                                                                                ---------          ----------


Financing activities:
      Purchase of convertible preferred stock in subsidiary                                             -              (9,500)
      Repayment of capital lease obligations                                                         (178)                  -
      Minority interest dividend paid                                                                   -                (639)
      Net proceeds from exercise of stock options                                                     844                   -
      Repurchase of common stock for treasury                                                           -                 (55)
                                                                                                ---------          ----------
                            Net cash provided by (used in) financing activities                       666             (10,194)
                                                                                                ---------          ----------

Net increase (decrease) in cash and cash equivalents                                                1,032              (8,307)
Cash and cash equivalents, beginning of period                                                     11,364              21,910
                                                                                                ---------          ----------
Cash and cash equivalents, end of period                                                        $  12,396          $   13,603
                                                                                                =========          ==========

        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the "Company") and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Further information on potential factors that could affect the Company's financial results can be found in the Company's Reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission and in this Form 10-Q.

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

Stock Split. On July 16, 2002, the Company effected a 3-for-2 split of its common stock. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

Note 3.  Asset Impairment Charge - Marketable and Non-Marketable Securities

At June 30, 2002, marketable securities consisted of an investment in 142,325 shares of the common stock of Digital Angel Corporation (DAC) (formerly known as Medical Advisory Systems, Inc.), a publicly traded company, with an adjusted cost basis of $525,000. The Company purchased 550,000 shares of DAC in March 2000 for $5,775,000. This investment has been classified as available-for-sale, pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. In March 2001, in accordance with SFAS No. 115, management determined that an other than temporary decline in the fair value of DAC common stock existed and as a result wrote down the initial cost basis of the DAC investment from $5,775,000 to $2,029,000, which was the market value of the DAC common stock held on March 31, 2001. In connection with this write-down, an asset impairment charge of $3,746,000 was recorded during the quarter ended March 31, 2001. During the six months ended June 30, 2002, the Company sold 407,675 shares of its investment in DAC at prices per share between $3.70 and $6.87 and recorded a realized gain of $75,000 from the sale of 174,975 shares. The remaining sales of 232,700 shares of DAC common stock have not settled due to a dispute between the Company and the transfer agent and DAC. As a result, a gain of $546,000 associated with such sales has not been recognized in the accompanying consolidated statements of operations. See Note 8. As of June 30, 2002, the carrying value of the Company's investment in DAC stock was less than its adjusted cost basis by $127,000.

At June 30, 2002, investments in non-marketable securities consist of an investment in AmericasDoctor.com, Inc., which is accounted for under the cost method in accordance with Accounting Principles Board (APB) Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." As of March 31, 2001, in accordance with APB No. 18, management determined that a decrease in value of the investment occurred which was deemed to be other than temporary, and as a result wrote down the cost basis of the investment from $2,300,000 to $1,076,000. In connection with this write-down, an asset impairment charge of $1,224,000 was recorded during the quarter ended March 31, 2001. In December 2001, management determined that an additional decrease in the value of the investment occurred which was deemed to be other than temporary, and as a result wrote down the cost basis of the investment from $1,076,000 to $509,000. In connection with this write-down, an asset impairment charge of $566,000 was recorded during the quarter ended December 31, 2001.

The Company will continue to assess the fair value of these investments and whether or not any declines in fair value below the current cost bases are deemed to be other than temporary. If a decline in the fair value of these investments is judged to be other than temporary, the cost bases of these investments would be written down to their estimated fair value, and the amount of the write-down would be included in the Company's statement of operations. Given the current performance and general market conditions for technology-related companies, additional write-downs of these investments may occur in the future.

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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations (in thousands, except per share information):

Three Months Ended June 30,
                                                                    Per
                                         Net                       Share
2002                                    Income        Shares       Amount
-----------------------------------    -------        -------     -------
Basic net income...................    $ 1,170         10,459     $  0.11
Effect of dilutive shares..........         --            770       (0.01)
                                       -------         ------     -------
Diluted net income.................    $ 1,170         11,229     $  0.10
                                       =======         ======     =======
2001
-----------------------------------
Basic net income...................    $    86         10,448     $  0.01
Effect of dilutive shares..........         --             39          --
                                       -------         ------     -------
Diluted net income.................    $    86         10,487     $  0.01
                                       =======         ======     =======

Options to purchase 1,702,000 and 221,000 shares of common stock were outstanding at June 30, 2002 and 2001, respectively, and were included in the computation of diluted net income per share. Options to purchase 1,633,000 shares of common stock were outstanding at June 30, 2001, but were not included in the computation of diluted net income per share because the option exercise prices were greater than the average market price of the Company's common stock during the period.

Six Months Ended June 30,
                                         Net                        Per
                                        Income                     Share
2002                                    (Loss)        Shares       Amount
-----------------------------------    -------        -------     -------

Basic net income...................    $ 1,879         10,423     $  0.18
Effect of dilutive shares..........         --            679       (0.01)
                                       -------         ------     -------
Diluted net income.................    $ 1,879         11,102     $  0.17
                                       =======         ======     =======
2001
-----------------------------------
Basic net loss.....................    $(5,361)        10,452     $ (0.51)
Effect of dilutive shares..........         --             --          --
                                       -------         ------     -------
Diluted net loss...................    $(5,361)        10,452     $ (0.51)
                                       =======         ======     =======

Options to purchase 1,694,000 shares of common stock were outstanding at June 30, 2002 and were included in the computation of diluted net income per share. Options to purchase 7,500 shares of common stock were outstanding at June 30, 2002, but were not included in the computation of diluted net income per share because the option exercise prices were greater than the average market price of the Company's common stock during the period.

Options to purchase 1,854,000 shares of common stock were outstanding at June 30, 2001, but were not included in the diluted computation because the Company incurred a net loss and the inclusion would be anti-dilutive.

Note 5.  Comprehensive Income (Loss)

The Company follows SFAS No. 130, "Reporting Comprehensive Income." The Company's comprehensive income (loss) includes net income (loss) and unrealized gains and losses from foreign currency translation and marketable securities. The unrealized gains and losses from foreign currency translation were immaterial as of June 30, 2002 and 2001. For the six months ended June 30, 2002 and 2001, the Company recorded an unrealized loss for the mark to market of $299,000 and $409,000, respectively, from its investment in marketable securities.

Note 6. Recent Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). It also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), in August 2001.

SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS 141 supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and is effective for all business combinations initiated after June 30, 2001. The Company has adopted SFAS 141, which had no impact on its consolidated financial position or results of operations.

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets." The Company adopted SFAS 142 effective January 1, 2002. During the three months and the six months ended June 30, 2001, the Company recorded $79,000 and $158,000, respectively, of goodwill amortization. The following table reflects the results of the Company for the three and six months ended June 30, 2001 assuming goodwill had not been amortized (in thousands, except per share amounts):

                                                 Three Months Ended June 30,                 Six Months Ended June 30,
                                               -----------------------------               ----------------------------
                                                 2002                  2001                 2002                2001
                                               -------                ------               -------             --------
                                                         (unaudited)                                (unaudited)
Reported net income (loss)                     $ 1,170                 $  86               $ 1,879             $ (5,361)
Add back goodwill amortization, net of tax           -                    54                     -                  107
                                               -------                 -----               -------             --------
           Adjusted net income (loss)          $ 1,170                 $ 140               $ 1,879             $ (5,254)
                                               =======                 =====               =======             ========

Income per share - basic:
     Reported net income (loss)                 $ 0.11                $ 0.01                $ 0.18              $ (0.51)
     Goodwill amortization, net of tax               -                     -                     -                 0.01
                                               -------                 -----               -------             --------
           Adjusted net income (loss)          $  0.11                $ 0.01                $ 0.18              $ (0.50)
                                               =======                 =====               =======             ========

Income per share - diluted:
     Reported net income (loss)                $  0.10                $ 0.01                $ 0.17              $ (0.51)
     Goodwill amortization, net of tax               -                     -                     -                 0.01
                                               -------                 -----               -------             --------
           Adjusted net income (loss)          $  0.10                $ 0.01                $ 0.17              $ (0.50)
                                               =======                 =====               =======             ========

During the three months ended June 30, 2002, the Company completed its adoption of SFAS 142 by completing its initial assessment of impairment of goodwill in accordance with the provisions of SFAS 142. Based upon the initial assessment of impairment, no impairment of goodwill existed as of January 1, 2002. Goodwill will continue to be tested for impairment on at least an annual basis.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of this Statement. The Company does not believe the provisions of SFAS 145 will have a significant impact to the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This Statement addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company has not determined the impact of the adoption of SFAS 146 in future periods.

Note 7.  Operating Segments

The Company's operating segments are strategic business units that offer different products and services to a common client base. The Company's products and services are provided both in the United States and internationally through two reportable business segments: Diagnostics Technology and Services, which includes centralized electrocardiographic services; and Clinical Research Technology and Services, which includes software sales and support and consulting services. Identifiable assets not included in reportable segments are reported as Other.

The Company evaluates performance based on the net revenues and operating earnings performance of the respective business segments. Segment information is as follows (in thousands):

                                                                           Three Months Ended June 30, 2002
                                                -------------------------------------------------------------------------------
                                                  Diagnostics       Clinical Research
                                                  Technology          Technology and
                                                 and Services            Services               Other               Total
                                                ----------------    -------------------    ----------------    ----------------
License and subscription revenues                  $      -              $     496           $       -           $     496
Service revenues                                      8,049                  1,559                   -               9,608
                                                   --------              ---------           ---------           ---------
Net revenues from external customers                  8,049                  2,055                   -              10,104
Income (loss) from operations                         2,165                   (631)                  -               1,534
Identifiable assets                                  18,409                  3,924              22,466              44,799


                                                                           Three Months Ended June 30, 2001
                                                -------------------------------------------------------------------------------
                                                  Diagnostics       Clinical Research
                                                  Technology          Technology and
                                                 and Services            Services               Other               Total
                                                ----------------    -------------------    ----------------    ----------------

License and subscription revenues                  $      -              $     198           $       -           $     198
Service revenues                                      4,966                  1,794                   -               6,760
                                                   --------              ---------           ---------           ---------
Net revenues from external customers                  4,966                  1,992                   -               6,958
Income (loss) from operations                           991                 (1,091)                  -                (100)
Identifiable assets                                   9,626                  4,486              26,249              40,361


                                                                        Six Months Ended June 30, 2002
                                                -------------------------------------------------------------------------------
                                                  Diagnostics       Clinical Research
                                                  Technology          Technology and
                                                 and Services            Services               Other               Total
                                                ----------------    -------------------    ----------------    ----------------

License and subscription revenues                  $      -              $   1,250           $       -           $   1,250
Service revenues                                     14,337                  2,878                   -              17,215
                                                   --------              ---------           ---------           ---------
Net revenues from external customers                 14,337                  4,128                   -              18,465
Income (loss) from operations                         3,634                 (1,250)                  -               2,384
Identifiable assets                                  18,409                  3,924              22,466              44,799


                                                                        Six Months Ended June 30, 2001
                                                -------------------------------------------------------------------------------
                                                  Diagnostics       Clinical Research
                                                  Technology          Technology and
                                                 and Services            Services               Other               Total
                                                ----------------    -------------------    ----------------    ----------------

License and subscription revenues                  $      -              $     224           $       -           $     224
Service revenues                                      9,089                  3,539                   -              12,628
                                                   --------              ---------           ---------           ---------
Net revenues from external customers                  9,089                  3,763                   -              12,852
Income (loss) from operations                         1,139                 (2,472)                  -              (1,333)
Identifiable assets                                   9,626                  4,486              26,249              40,361

Note 8. Litigation

On or about May 3, 2002, DAC filed an action against the Company. The DAC action alleges that the Company breached certain agreements executed in 2000 between Medical Advisory Systems, Inc. and the Company, including an Amended and Restated Services, Sales and Co-Marketing Agreement (the "Services Agreement"), a Master Software Licensing Agreement and a Stock Purchase Agreement. The action also included claims for breach of the covenants of good faith and fair dealing, wrongful conversion and fraudulent inducement. DAC seeks compensatory, consequential and punitive damages, as well as fees and costs. On August 2, 2002, the Company filed an answer to this complaint denying the allegations of the complaint and asserting counterclaims for DAC's breach of the Services Agreement seeking compensatory, consequential and punitive damages, as well as fees and costs. The Company is also seeking to enforce the provision of the Services Agreement, which requires arbitration of disputes. The Company believes that it has substantial defenses to the claims set forth in this complaint, and intends to vigorously defend this action.

On or about June 12, 2002, the Company filed an action against U.S. Bank, N.A., which is the transfer agent for the DAC common stock. The Company's action alleges that U.S. Bank, N.A. violated Article 8 of the Uniform Commercial Code as a result of its refusal and/or unreasonable delay in registering the transfer of certain DAC shares sold, or to be sold, by the Company pursuant to Rule 144 of the Securities Act of 1933. See Note 3. The Company seeks an order compelling U.S. Bank to register the transfer of these shares, as well as compensatory damages, fees and costs. DAC filed a notice of motion to intervene as a party defendant and to assume jurisdiction of supplemental claims on July 19, 2002. In addition, DAC filed an answer of intervening defendant on July 19, 2002 in which DAC denies the allegations, provides affirmative defenses, demands judgment in its favor and dismissal of the complaint as well as fees and costs. Further, DAC asserted counterclaims substantially similar to the claims alleged in the action it filed against the Company on May 3, 2002. The Company believes its claims are well supported and intends to pursue the action vigorously. In addition, the Company intends to vigorously oppose DAC's motion to intervene and, if such intervention is allowed, the Company intends to vigorously defend DAC's counterclaims.

The Company believes that it has substantial defenses to these claims and therefore has not accrued any liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion and analysis should be read in conjunction with the Company's financial statements and the related notes to the financial statements appearing elsewhere in this report. The following includes a number of forward-looking statements that reflects the Company's current views with respect to future events and financial performance. The Company uses words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to risks and uncertainties such as competitive factors, technology development, market demand and the Company's ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects, and internal issues of the sponsoring client. These and other risk factors have been further discussed in the Company's Report on Form 10-K dated December 31, 2001. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further information on potential factors that could affect the Company's financial results can be found throughout this Form 10-Q and the Company's other reports filed with the Securities and Exchange Commission.

Overview

eResearchTechnology, Inc. (the "Company") is a provider of technology and services to the pharmaceutical, biotechnology and medical device industries on a global basis. The Company is a market leader in providing centralized core-diagnostic electrocardiographic (ECG) services (Diagnostic services) to evaluate cardiac safety in clinical development. The Company is also a leader in providing technology and services to streamline the clinical trials process by enabling its customers to automate the collection, analysis and distribution of clinical data in all phases of clinical development.

The Company was founded in 1977 to provide Diagnostic services used to evaluate the safety of new drugs. In February 1997, the Company completed an initial public offering of its common stock.

In October 1997, the Company acquired the assets and business of a provider of clinical research technology and consulting services to the pharmaceutical, biotechnology and medical device industry.

The Company's solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection, interpretation and new drug or medical device application submission. The Company provides its products and services, both in the United States and internationally, through two business segments:
Diagnostics Technology and Services, which include centralized Diagnostic services; and Clinical Research Technology and Services, which include the developing, marketing and support of clinical research technology and services. The Company's Diagnostic services are utilized by clinical trial sponsors during their conduct of clinical trials. Such services are generally similar in nature, have similar production processes, distribution methods and general economics and, therefore, have been aggregated in the Company's Diagnostics Technology and Services segment. The Company's Clinical Research Technology and Services segment includes the licensing of its proprietary software products and the provision of maintenance and services in support of its proprietary software products and, therefore, have been aggregated in one segment. See Note 7 to the Consolidated Financial Statements appearing herein for information pertaining to the amounts of net revenue, operating profit (loss) and identifiable assets attributable to each of the Company's industry segments as of and for the three and six months ended June 30, 2002 and 2001.

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

The Company conducts its operations with offices in the United States and the United Kingdom (UK). The Company's international net revenue represented 26.5% and 20.1% of total net revenue for the three months ended June 30, 2002 and 2001, respectively, and 24.9% and 24.6% of total net revenue for the six months ended June 30, 2002 and 2001, respectively.

Results of Operations

The following table presents certain financial data as a percentage of total net revenues:

                                                 Three Months Ended June 30,                 Six Months Ended June 30,
                                                 --------------------------                 ---------------------------
                                                  2002                 2001                 2002                  2001
                                                 -----                -----                 -----                 -----
                                                         (unaudited)                                 (unaudited)
Net revenues:
     Licenses and subscriptions                    4.9%                 2.8%                  6.8%                  1.7%
     Services                                     95.1                 97.2                  93.2                  98.3
                                                 -----                -----                 -----                 -----

           Total net revenues                    100.0                100.0                 100.0                 100.0
                                                 -----                -----                 -----                 -----

Costs of revenues:
     Cost of licenses and subscriptions            1.5                  1.8                   1.5                   1.8
     Cost of services                             39.7                 43.7                  40.2                  47.9
                                                 -----                -----                 -----                 -----

           Total costs of revenues                41.2                 45.5                  41.7                  49.7
                                                 -----                -----                 -----                 -----

           Gross margin                           58.8                 54.5                  58.3                  50.3
                                                 -----                -----                 -----                 -----

Operating expenses:
     Selling and marketing                        19.0                 20.1                  18.4                  21.2
     General and administrative                   13.8                 18.3                  14.8                  20.2
     Research and development                     10.8                 17.5                  12.2                  19.2
                                                 -----                -----                 -----                 -----

           Total operating expenses               43.6                 55.9                  45.4                  60.7
                                                 -----                -----                 -----                 -----

Operating income (loss)                           15.2                 (1.4)                 12.9                 (10.4)
Other income, net                                  1.8                  3.5                   1.9                   4.7
Investment asset impairment charge                   -                    -                     -                 (38.7)
Gain on sale of domestic CRO operations              -                    -                   0.2                   1.8
                                                 -----                -----                 -----                 -----

Income (loss) before income taxes                 17.0                  2.1                  15.0                 (42.5)
Income tax provision (benefit)                     5.4                  0.9                   4.8                  (1.7)
Minority interest dividend                           -                    -                     -                   0.9
                                                 -----                -----                 -----                 -----

Net income (loss)                                 11.6%                 1.2%                 10.2%                (41.7)%
                                                 =====                =====                 =====                 =====

Three months ended June 30, 2002 compared to three months ended June 30, 2001.

Total net revenues increased 44.3% to $10.1 million for the three months ended June 30, 2002 compared to $7.0 million for the three months ended June 30, 2001.

License and subscription revenues increased 150.5% to $496,000 for the three months ended June 30, 2002 compared to $198,000 for the three months ended June 30, 2001. The increase in license and subscription revenues was primarily due to an increase in software deliveries in the second quarter of 2002.

Total service revenues increased 41.2% to $9.6 million for the three months ended June 30, 2002 compared to $6.8 million for the three months ended June 30, 2001.

Diagnostic service revenues increased 60.0% to $8.0 million for the three months ended June 30, 2002 compared to $5.0 million for the three months ended June 30, 2001. The increase in Diagnostic service revenues was primarily due to increased sales volume with both new and existing clients, including an increase in revenue from the rental of diagnostic equipment, which the Company's clients use to perform diagnostic procedures.

Technology consulting and training service revenues decreased 24.1% to $573,000 for the three months ended June 30, 2002 compared to $755,000 for the three months ended June 30, 2001. The decrease in technology consulting and training service revenues was primarily due to reductions in support revenues from new software installations and consulting activity for the Company's existing clients.

Software maintenance service revenues were approximately $1.0 million for the three months ended June 30, 2002 and 2001.

Total cost of revenues increased 31.3% to $4.2 million for the three months ended June 30, 2002 compared to $3.2 million for the three months ended June 30, 2001. As a percentage of total net revenues, total cost of revenues decreased to 41.2% for the three months ended June 30, 2002 from 45.5% for the three months ended June 30, 2001.

The cost of licenses and subscriptions increased 18.8% to $152,000 for the three months ended June 30, 2002 from $128,000 for the three months ended June 30, 2001. The increase in the cost of licenses and subscriptions was primarily due to an increase in applications service provider (ASP) hosting fees associated with expanding hosting capabilities to support additional ASP accounts.

As a percentage of license and subscription revenues, the cost of licenses and subscriptions decreased to 30.6% for the three months ended June 30, 2002 from 64.6% for the three months ended June 30, 2001. The decrease in the cost of licenses and subscriptions as a percentage of license and subscription revenues was due primarily to the increase in license and subscription revenues during the three months ended June 30, 2002 without a comparable increase in costs, many of which are fixed in nature.

The cost of services increased 33.3% to $4.0 million for the three months ended June 30, 2002 from $3.0 million for the three months ended June 30, 2001. As a percentage of service revenues, the cost of services decreased to 41.7% for the three months ended June 30, 2002 from 44.1% for the three months ended June 30, 2001. The Company expects to begin depreciation of its internal use software costs in the third quarter of 2002 which will result in an additional depreciation charge to the cost of Diagnostic services of $80,000 to $100,000 per month. Additional internal use software costs will be capitalized throughout the remainder of 2002 and depreciation of the additional capitalized costs is expected to begin in 2003.

The cost of Diagnostic services increased 52.4% to $3.2 million for the three months ended June 30, 2002 compared to $2.1 million for the three months ended June 30, 2001. The increase in the cost of Diagnostic services was primarily due to an increase in rental and depreciation costs associated with diagnostic rental equipment, and increased labor, facilities and other costs associated with expanding capabilities to meet the growth in Diagnostic service revenues.

As a percentage of Diagnostic service revenues, the cost of Diagnostic services decreased to 40.0% for the three months ended June 30, 2002 from 42.0% for the three months ended June 30, 2001. The decrease in the cost of Diagnostic services as a percentage of Diagnostic service revenues was due primarily to the increase in Diagnostic service revenues without a comparable increase in costs, many of which are fixed in nature.

The cost of technology consulting and training services decreased 26.6% to $441,000, or 77.0% of technology consulting and training service revenues, for the three months ended June 30, 2002 compared to $601,000, or 79.6% of technology consulting and training service revenues, for the three months ended June 30, 2001. The decrease in both the cost of technology consulting and training services and the cost of technology consulting and training services as a percentage of technology consulting and training service revenues was due primarily to a reduction in consulting and labor costs during the second quarter of 2002.

The cost of software maintenance services decreased 12.8% to $326,000, or 32.6% of software maintenance service revenues, for the three months ended June 30, 2002 compared to $374,000, or 37.4% of software maintenance service revenues, for the three months ended June 30, 2001. The decrease in both the cost of software maintenance services and the cost of software maintenance services as a percentage of software maintenance service revenues was due primarily to a reduction in depreciation, travel and other costs during the second quarter of 2002.

Selling and marketing expenses increased 35.7% to $1.9 million for the three months ended June 30, 2002 compared to $1.4 million for the three months ended June 30, 2001. The increase in selling and marketing expenses was due primarily to increased commissionable revenue and increased administrative costs due to additional personnel. Additionally, the Company held its users conference in the second quarter of 2002. The Company did not hold a users conference in 2001.

As a percentage of total net revenues, selling and marketing expenses decreased to 19.0% for the three months ended June 30, 2002 from 20.1% for the three months ended June 30, 2001. The decrease in selling and marketing expenses as a percentage of total net revenues was due primarily to the increase in total net revenues with a less than proportional increase in selling and marketing expenses.

General and administrative expenses increased 7.7% to $1.4 million for the three months ended June 30, 2002 from $1.3 million for the three months ended June 30, 2001. The increase in general and administrative expenses was due primarily to an increase in insurance, public relations and labor expense during the second quarter of 2002. This increase was partially offset by a reduction in expenses as a result of the elimination of the amortization of goodwill. The Company did not record any of goodwill amortization expense for the three months ended June 30, 2002 due to the January 1, 2002 adoption of the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to testing for impairment at least annually. The Company recorded $79,000 of goodwill amortization expense for the three months ended June 30, 2001.

As a percentage of total net revenues, general and administrative expenses decreased to 13.8% for the three months ended June 30, 2002 from 18.3% for the three months ended June 30, 2001. The decrease in general and administrative expenses as a percentage of total net revenues was due primarily to the increase in total net revenues with a less than proportional increase in general and administrative expenses which are primarily fixed in nature.

Research and development expenses decreased 8.3% to $1.1 million, or 10.8% of total net revenues, for the three months ended June 30, 2002 from $1.2 million, or 17.5% of total net revenues, for the three months ended June 30, 2001. The decrease in research and development expenses was due primarily to a reduction in labor, travel and other related costs during the second quarter of 2002. The decrease in research and development expenses as a percentage of total net revenues was due to the increase in total net revenues without a corresponding increase in research and development expenses.

Other income, net, consisted primarily of interest income realized from the Company's cash, cash equivalents and short-term investments. Additionally, the Company recorded a net realized gain of $73,000 from the sale of shares of its investment in Digital Angel Corporation (DAC) (formerly known as Medical Advisory Systems, Inc.). Other income decreased to $186,000 from $243,000 for the three months ended June 30, 2002 and 2001, respectively. The primary reason for the decrease was due to lower cash and short-term investment balances and lower interest rates during the second quarter of 2002.

The Company's effective tax rate was 32.0% and 39.9% for the three months ended June 30, 2002 and 2001, respectively. The decrease in the effective tax rate was due primarily to the Company's state tax provision, which was offset by state net operating loss carryforwards during the three months ended June 30, 2002. In July 2002 New Jersey passed new tax legislation which could increase the Company's 2002 income tax liability to New Jersey. The Company has not completed its assessment of the impact of this new legislation. However, based on the Company's preliminary assessment, the Company does not believe this new tax legislation will have a significant impact on the Company's results of operations for 2002.

Six months ended June 30, 2002 compared to six months ended June 30, 2001.

Total net revenues increased 43.4% to $18.5 million for the six months ended June 30, 2002 compared to $12.9 million for the six months ended June 30, 2001.

License and subscription revenues increased 480.4% to $1.3 million for the six months ended June 30, 2002 compared to $224,000 for the six months ended June 30, 2001. The increase in license and subscription revenues was primarily due to an increase in software deliveries during the six months ended June 30, 2002.

Total service revenues increased 36.5% to $17.2 million for the six months ended June 30, 2002 compared to $12.6 million for the six months ended June 30, 2001.

Diagnostic service revenues increased 57.1% to $14.3 million for the six months ended June 30, 2002 compared to $9.1 million for the six months ended June 30, 2001. The increase in Diagnostic service revenues was primarily due to increased sales volume with both new and existing clients, including an increase in revenue from the rental of diagnostic equipment, which the Company's clients use to perform diagnostic procedures.

Technology consulting and training service revenues decreased 37.4% to $939,000 for the six months ended June 30, 2002 compared to $1.5 million for the six months ended June 30, 2001. The decrease in technology consulting and training service revenues was primarily due to reduced support revenues from new software installations and consulting activity in support of the Company's software and client needs.

Software maintenance service revenues decreased 5.0% to $1.9 million for the six months ended June 30, 2002 compared to $2.0 million for the six months ended June 30, 2001. The decrease in software maintenance service revenues was primarily due to the suspension of maintenance on one product by one client as of September 2001.

Total cost of revenues increased 20.3% to $7.7 million for the six months ended June 30, 2002 compared to $6.4 million for the six months ended June 30, 2001. As a percentage of total net revenues, total cost of revenues decreased to 41.7% for the six months ended June 30, 2002 from 49.7% for the six months ended June 30, 2001.

The cost of licenses and subscriptions increased 22.2% to $286,000 for the six months ended June 30, 2002 from $234,000 for the six months ended June 30, 2001. The increase in the cost of licenses and subscriptions was primarily due to an increase in ASP hosting fees associated with expanding hosting capabilities to support additional ASP accounts.

As a percentage of license and subscription revenues, the cost of licenses and subscriptions decreased to 22.0% for the six months ended June 30, 2002 from 104.5% for the six months ended June 30, 2001. The decrease in the cost of licenses and subscriptions as a percentage of license and subscription revenues was due primarily to the increase in license and subscription revenues without a comparable increase in costs, many of which are fixed in nature.

The cost of services increased 19.4% to $7.4 million for the six months ended June 30, 2002 from $6.2 million for the six months ended June 30, 2001. As a percentage of service revenues, the cost of services decreased to 43.0% for the six months ended June 30, 2002 from 49.2% for the six months ended June 30, 2001. The Company expects to begin depreciation of its internal use software costs in the third quarter of 2002 which will result in an additional depreciation charge to the cost of Diagnostic services of $80,000 to $100,000 per month. Additional internal use software costs will be capitalized throughout the remainder of 2002 and depreciation of the additional capitalized costs is expected to begin in 2003.

The cost of Diagnostic services increased 40.5% to $5.9 million for the six months ended June 30, 2002 compared to $4.2 million for the six months ended June 30, 2001. The increase in the cost of Diagnostic services was primarily due to an increase in rental and depreciation costs associated with diagnostic rental equipment, and increased labor, facilities and other costs associated with expanding capabilities to meet the growth in Diagnostic service revenues.

As a percentage of Diagnostic service revenues, the cost of Diagnostic services decreased to 41.3% for the six months ended June 30, 2002 from 46.2% for the six months ended June 30, 2001. The decrease in the cost of Diagnostic services as a percentage of Diagnostic service revenues was due primarily to the increase in Diagnostic service revenues without a comparable increase in costs, many of which are fixed in nature.

The cost of technology consulting and training services decreased 31.8% to $818,000 for the six months ended June 30, 2002 compared to $1.2 million for the six months ended June 30, 2001. The decrease in the cost of technology consulting and training services was due primarily to a reduction in consulting and labor costs during the second quarter of 2002 and the decrease in technology consulting and training service revenues.

As a percentage of technology consulting and training service revenues, the cost of technology consulting and training services increased to 87.1% for the six months ended June 30, 2002 from 80.0% for the six months ended June 30, 2001. The increase in the cost of technology consulting and training services as a percentage of technology consulting and training service revenues was due primarily to the decrease in technology consulting and training service revenues with a limited decrease in costs, many of which are fixed in nature.

The cost of software maintenance services decreased 11.7% to $652,000, or 34.3% of software maintenance service revenues, for the six months ended June 30, 2002 compared to $738,000, or 36.9% of software maintenance service revenues, for the six months ended June 30, 2001. The decrease in both the cost of software maintenance services and the cost of software maintenance services as a percentage of software maintenance service revenues was due primarily to a reduction in depreciation, travel and other costs during the six months ended June 30, 2002.

Selling and marketing expenses increased 25.9% to $3.4 million for the six months ended June 30, 2002 compared to $2.7 million for the six months ended June 30, 2001. The increase in selling and marketing expenses was due primarily to increased commissionable revenue, labor and advertising costs during the six months ended June 30, 2002. Additionally, the Company held its users conference in the second quarter of 2002. The Company did not hold a users conference in 2001.

As a percentage of total net revenues, selling and marketing expenses decreased to 18.4% for the six months ended June 30, 2002 from 21.2% for the six months ended June 30, 2001. The decrease in selling and marketing expenses as a percentage of total net revenues was due primarily to the increase in total net revenues with a less than proportional increase in selling and marketing expenses.

General and administrative expenses increased 3.8% to $2.7 million for the six months ended June 30, 2002 from $2.6 million for the six months ended June 30, 2001. The increase in general and administrative expenses was due primarily to an increase in facilities expense, insurance, public relations and labor expense during the six months ended June 30, 2002. This increase was partially offset by a reduction in expenses as a result of the elimination of the amortization of goodwill. The Company did not record any goodwill amortization expense for the six months ended June 30, 2002 due to the January 1, 2002 adoption of SFAS 142. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to testing for impairment at least annually. The Company recorded $158,000 of goodwill amortization expense for the six months ended June 30, 2001.

As a percentage of total net revenues, general and administrative expenses decreased to 14.8% for the six months ended June 30, 2002 from 20.2% for the six months ended June 30, 2001. The decrease in general and administrative expenses as a percentage of total net revenues was due primarily to the increase in total net revenues with a less than proportional increase in general and administrative expenses which are largely fixed in nature.

Research and development expenses decreased 8.0% to $2.3 million, or 12.2% of total net revenues, for the six months ended June 30, 2002 from $2.5 million, or 19.2% of total net revenues, for the six months ended June 30, 2001. The decrease in both research and development expenses and research and development expenses as a percentage of total net revenues was due primarily to a reduction in labor, travel and other related costs during the six months ended June 30, 2002. The decrease in research and development expenses as a percentage of total net revenues was also due to the increase in total net revenues without a corresponding increase in research and development expenses.

Other income, net, consisted primarily of interest income realized from the Company's cash, cash equivalents and short-term investments. Additionally, the Company recorded a net realized gain of $75,000 from the sale of shares of its investment in DAC, and recorded $47,000 of interest income that was earned on the escrow accounts related to the sale of the domestic clinical research operations to SCP Communications, Inc., during the six months ended June 30, 2002. Other income decreased to $344,000 from $604,000 for the six months ended June 30, 2002 and 2001, respectively. The primary reason for the decrease was due to lower cash and short-term investment balances and lower interest rates during the first half of 2002.

The Company recorded an investment asset impairment charge of $5.0 million during the six months ended June 30, 2001. This charge was the result of continued negative market conditions affecting the carrying value of the Company's investments in DAC and AmericasDoctor.com, Inc.

In December 1999, the Company sold its domestic clinical research operations to SCP Communications, Inc. In the six months ended June 30, 2002, the Company recorded $35,000 of additional gain on the sale compared to $232,000 recorded in the six months ended June 30, 2001. During the first quarter of 2002, the Company finalized the accounting for the disposition related to certain earn-outs. The Escrow Account has been terminated effective with the last income distribution received by the Company during the first quarter of 2002.

In the first quarter of 2001, the Company accrued $116,000 of dividends on preferred stock. This preferred stock was redeemed during the second quarter of 2001.

The Company's effective tax rate was 32.0% and 4.1% for the six months ended June 30, 2002 and 2001, respectively. The increase in the Company's effective tax rate was due primarily to the Company fully reserving for the deferred tax asset during the first quarter of 2001 associated with the investment asset impairment charge of $5.0 million recognized during that quarter, due to the uncertainty of the realization of any tax benefit associated with these long-term capital losses in future periods. In July 2002 New Jersey passed new tax legislation which could increase the Company's 2002 income tax liability to New Jersey. The Company has not completed its assessment of the impact of this new legislation. However, based on the Company's preliminary assessment, the Company does not believe this new tax legislation will have a significant impact on the Company's results of operations for 2002.

Liquidity and Capital Resources

At June 30, 2002, the Company had $12.4 million of cash and cash equivalents and $7.2 million invested in short-term investments. The Company generally places its investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with maturities of less than one year, and A1P1 rated commercial bonds and paper.

For the six months ended June 30, 2002, the Company's operations provided cash of $2.7 million compared to $865,000 for the six months ended June 30, 2001. The change was primarily the result of improved operating income partially offset by increased accounts receivable for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

During the six months ended June 30, 2002, the Company expended $2.9 million on equipment purchases and costs related to internal use software compared to $1.4 million during the six months ended June 30, 2001. The increase was primarily the result of higher internal use software costs during the current year associated with the development of a new data and communications management services software product to be used in connection with the Company's centralized core-diagnostic electrocardiographic services. The Company capitalizes its internal use software costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", (SOP 98-1). The Company expects to begin depreciation of its internal use software costs in the third quarter of 2002 which will result in an additional depreciation charge to the cost of Diagnostic services of $80,000 to $100,000 per month. Additional internal use software costs will be capitalized throughout the remainder of 2002 and depreciation of the additional capitalized costs is expected to begin in 2003.

In February 2001, the Board of Directors authorized a stock buy-back program of up to 750,000 shares of the Company's common stock. The share purchase authorization allows the Company to make purchases from time to time on the open market at prevailing prices or in privately negotiated transactions. Company management will make the purchase decisions based upon market conditions and other considerations. During the six months ending June 30, 2001, the Company used $55,000 to purchase 15,000 shares of its common stock on the open market at an average price of $3.67 per share. The Company did not purchase shares under this program during the six months ended June 30, 2002.

During the six months ended June 30, 2002, the Company received $724,000 in cash from the exercise of 161,000 stock options at exercise prices per option of between $1.51 and $10.67. Additional cash of $120,000 was received in January 2002, which related to options exercised in 2001.

During the six months ended June 30, 2002, the Company received $720,000 from the sale of 174,975 shares of its investment in DAC, at prices per share between $3.70 and $5.40. Additionally, the Company sold 232,700 shares, which have not settled due to a dispute between the Company and the transfer agent and DAC. A gain of $546,000 on those shares will not be recognized by the Company until the dispute with the transfer agent is settled. See Part II, Item 1 - Legal Proceedings. The cost basis of $859,000 related to the 232,700 shares are included in prepaid expenses and other current assets.

The Company has a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. At June 30, 2002, the Company had no outstanding borrowings under the line.

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

Interest Rate Risk

The Company generally places its investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper. The Company actively manages its portfolio of cash equivalents, short-term investments and marketable securities, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. The Company has not held and does not hold any derivatives related to its interest rate exposure. Due to the average maturity and conservative nature of the Company's investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for six months ended June 30, 2002 would have decreased by less than $60,000. This estimate assumes that the decrease occurred on the first day of 2002 and reduced the yield of each investment by 100 basis points. The impact on the Company's future interest income of future changes in investment yields will depend largely on the gross amount of the Company's cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Foreign Currency Risk

The Company operates on a global basis from locations in the United States and the United Kingdom. All international net revenues are billed and expenses are incurred in either U.S. dollars or pounds sterling. As such, the Company faces exposure to adverse movements in the exchange rate of the pound sterling. As the currency rate changes, translation of the income statement of the Company's UK subsidiary from the local currency to U.S. dollars affects year-to-year comparability of operating results. The Company does not hedge translation risks because any cash flows from international operations are generally reinvested. To date, the effect of foreign currency fluctuations are reflected in the Company's operating results and have not been material.

Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for international operations by less than $150,000.

The introduction of the Euro as a common currency for members of the European Monetary Union took place in January 1999. To date, the introduction of the Euro has had no impact on the Company's operations in the UK, as all net revenues have been billed in pounds sterling.

Part II. Other Information

Item 1. Legal Proceedings

On or about May 3, 2002, an action entitled Digital Angel Corporation, Inc. (Digital Angel) f/k/a Medical Advisory Systems, Inc. v. eResearchTechnology, Inc., f/k/a Premier Research Technology Ltd. (Docket No. ATL-L-1570-02) was filed against the Company in Superior Court of New Jersey, Law Division, Atlantic County. The Digital Angel action alleges that the Company breached certain agreements executed in 2000 between Medical Advisory Systems, Inc. and the Company, including an Amended and Restated Services, Sales and Co-Marketing Agreement (the "Services Agreement"), a Master Software Licensing Agreement and a Stock Purchase Agreement. The action also included claims for breach of the covenants of good faith and fair dealing, wrongful conversion and fraudulent inducement. Digital Angel seeks compensatory, consequential and punitive damages, as well as fees and costs. On August 2, 2002, the Company filed an answer to this complaint denying the allegations of the complaint and asserting counterclaims for Digital Angel's breach of the Services Agreement, seeking compensatory, consequential and punitive damages, as well as fees and costs. The Company is also seeking to enforce the provision of the Services Agreement which requires arbitration of disputes. The Company believes that it has substantial defenses to the claims set forth in this complaint, and intends to vigorously defend this action.

On or about June 12, 2002, the Company filed an action entitled eResearchTechnology, Inc. f/k/a Premier Research Worldwide, Ltd. v. U.S. Bank, N.A. in the Superior Court of New Jersey, Chancery Division, Mercer County. This action was moved to the United States District Court for the District of New Jersey (Docket No. 02-cv-3347). The Company's action alleges that U.S. Bank, N.A., which is the transfer agent for the Digital Angel common stock, violated
Article 8 of the Uniform Commercial Code as a result of its refusal and/or unreasonable delay in registering the transfer of certain Digital Angel (f/k/a Medical Advisory Systems, Inc.) shares sold, or to be sold, by the Company pursuant to Rule 144 of the Securities Act of 1933. See Note 3 to the Consolidated Financial Statements. The Company seeks an order compelling U.S. Bank to register the transfer of these shares, as well as compensatory damages, fees and costs. Digital Angel filed a notice of motion to intervene as a party defendant and to assume jurisdiction of supplemental claims on July 19, 2002. In addition, Digital Angel filed an answer of intervening defendant on July 19, 2002 in which Digital Angel denies the allegations, provides affirmative defenses, demands judgment in its favor and dismissal of the complaint as well as fees and costs. Further, Digital Angel asserted counterclaims substantially similar to the claims alleged in the action it filed against the Company on May 3, 2002 in Superior Court of New Jersey, Law Division, Atlantic County (Docket No. ATL-L-1570-02). The Company believes its claims are well supported and intends to pursue the action vigorously. In addition, the Company intends to vigorously oppose Digital Angel's motion to intervene and, if such intervention is allowed, the Company intends to vigorously defend Digital Angel's counterclaims.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 23, 2002. The matter submitted to the stockholders for vote was the election of two directors to each serve a three-year term until 2005.

At the meeting, the stockholders elected Joel Morganroth, M.D. and James C. Gale to the Board of Directors. Joel Morganroth, M.D. was elected with 5,807,333 shares voted for the election or 83.5% of the 6,951,812 shares outstanding and eligible to vote with 17,474 shares withheld. James C. Gale was elected with 5,804,553 shares voted for the election or 83.5 % of the 6,951,812 shares outstanding and eligible to vote with 20,254 shares withheld. With their election, they joined Sheldon M. Bonovitz, Joseph A. Esposito, Arthur H. Hayes, M.D., Howard D. Ross and John M. Ryan, as Directors of the Company. In July 2002, Messrs. Gale and Ross resigned as directors of the Company and Mr. Stephen Phillips was appointed director of the Company.

Item 6. Exhibits and Reports on Form 8-K

        a.) Exhibits

            10.60  Promissory Note to Wachovia Bank, National Association.

            10.61  Loan Agreement with Wachovia Bank, National Association.

            99.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

            99.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.


        b.) Reports on Form 8-K

            On April 24, 2002, the Company filed a report on Form 8-K relating to financial information for eResearchTechnology, Inc. for the quarter ended March 31, 2002 and forward-looking statements relating to 2002 as presented in a press release of April 24, 2002.

            On July 8, 2002, the Company filed a report on Form 8-K relating to eResearchTechnology, Inc.'s dismissal of Arthur Andersen LLP as its independent accountant and the appointment of KPMG LLP as its new independent accountant, effective July 3, 2002.

                                   Signatures


              Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  eResearchTechnology, Inc.
                                  (Registrant)


Date:  August 13, 2002             By: /s/      Joseph Esposito
                                       -----------------------------------------
                                       Joseph Esposito
                                       President and Chief Executive Officer




Date:  August 13, 2002             By: /s/   Bruce Johnson
                                       -----------------------------------------
                                       Bruce Johnson
                                       Senior Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)