Form 10-Q
period 2002-09-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2002-11-13
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2002

                                       or

         [ ] Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transitional period from_______________ to__________________


Commission file number  0-29100
                        -------

                            eResearchTechnology, Inc.
                            --------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                            22-3264604
-------------------------------------------------         ----------------------------------------
   (State or other jurisdiction of incorporation             (I.R.S. Employer Identification No.)
                  or organization)

              30 South 17th Street
                Philadelphia, PA                                              19103
-------------------------------------------------         ----------------------------------------
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

The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2002, was 10,559,691.

                   eResearchTechnology, Inc. and Subsidiaries

                                      INDEX
                                      -----

                                                                                                               Page
                                                                                                               ----
Part I.  Financial Information

             Item 1.       Consolidated Financial Statements

                           Consolidated balance sheets--September 30, 2002 (unaudited) and
                           December 31, 2001                                                                      3

                           Consolidated statements of operations (unaudited)--Three and
                           Nine Months Ended September 30, 2002 and 2001                                          4

                           Consolidated statements of cash flows (unaudited)--Nine Months
                           Ended September 30, 2002 and 2001                                                      5

                           Notes to consolidated financial statements (unaudited)                              6-11

             Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                         12-20

             Item 3.       Qualitative and Quantitative Disclosures about Market Risk                         20-21

             Item 4.       Controls and Procedures                                                               21

Part II. Other Information

             Item 1.       Legal Proceedings                                                                     22

             Item 6.       Exhibits and Reports on Form 8-K                                                      23

                           a.) Exhibits

                           b.) Reports on Form 8-K

Signatures                                                                                                       24

Certifications                                                                                                25-26

Part 1. Financial Information
Item 1. Consolidated Financial Statements

                   eResearchTechnology, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except per share and share amounts)



                                                                       September 30, 2002               December 31, 2001
                                                                       ------------------               -----------------
                                                                           (unaudited)
Assets

Current assets:
      Cash and cash equivalents                                           $       13,805                 $        11,364
      Short-term investments                                                       7,604                           7,066
      Marketable securities                                                          338                           2,695
      Accounts receivable, net                                                     7,594                           5,900
      Prepaid expenses and other                                                   3,017                           1,320
      Deferred income taxes                                                          212                             212
                                                                        -----------------              ------------------
            Total current assets                                                  32,570                          28,557

Property and equipment, net                                                       11,968                           8,110
Goodwill, net                                                                      1,212                           1,212
Investments in non-marketable securities                                             509                             509
Other assets                                                                          21                              21
Deferred income taxes                                                              1,165                           2,591
                                                                        -----------------              ------------------

                                                                          $       47,445                 $        41,000
                                                                        =================              ==================
Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                    $        1,829                 $         1,383
      Accrued expenses                                                             2,306                           2,394
      Income taxes payable                                                            67                             461
      Current portion of capital lease obligations                                   585                             155
      Deferred revenues                                                            5,218                           3,475
                                                                        -----------------              ------------------
             Total current liabilities                                            10,005                           7,868
                                                                        -----------------              ------------------

Capital lease obligations                                                            929                             340
                                                                        -----------------              ------------------

Commitments and contingencies

Stockholders' equity:
      Preferred stock - $10.00 par value, 500,000 shares authorized,
             none issued and outstanding                                               -                               -
      Common stock - $.01 par value, 15,000,000 shares authorized,
            11,451,014 and 11,236,031 shares issued, respectively                    115                             112
      Additional paid-in capital                                                  40,099                          39,031
      Accumulated other comprehensive income                                          72                             665
      Accumulated deficit                                                           (546)                         (3,787)
      Treasury stock, 895,500 shares at cost                                      (3,229)                         (3,229)
                                                                        -----------------              ------------------

             Total stockholders' equity                                           36,511                          32,792
                                                                        -----------------              ------------------

                                                                          $       47,445                 $        41,000
                                                                        =================              ==================

        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                   Three Months Ended September 30,           Nine Months Ended September 30,
                                                 -------------------------------------      --------------------------------------
                                                      2002                  2001                 2002                  2001
                                                      ----                  ----                 ----                  ----
                                                             (unaudited)                                 (unaudited)
Net revenues:
     Licenses and subscriptions                   $          473         $         71        $        1,723        $          332
     Services                                             10,451                7,260                27,666                19,851
                                                 ----------------      ---------------      ----------------      ----------------

           Total net revenues                             10,924                7,331                29,389                20,183
                                                 ----------------      ---------------      ----------------      ----------------

Costs of revenues:
     Cost of licenses and subscriptions                      279                  175                   565                   409
     Cost of services                                      4,773                2,988                12,180                 9,143
                                                 ----------------      ---------------      ----------------      ----------------

           Total costs of revenues                         5,052                3,163                12,745                 9,552
                                                 ----------------      ---------------      ----------------      ----------------

           Gross margin                                    5,872                4,168                16,644                10,631
                                                 ----------------      ---------------      ----------------      ----------------

Operating expenses:
     Selling and marketing                                 1,571                1,370                 4,968                 4,100
     General and administrative                            1,441                1,388                 4,181                 3,989
     Research and development                                915                1,188                 3,166                 3,653
                                                 ----------------      ---------------      ----------------      ----------------

           Total operating expenses                        3,927                3,946                12,315                11,742
                                                 ----------------      ---------------      ----------------      ----------------

Operating income (loss)                                    1,945                  222                 4,329                (1,111)
Other income, net                                             58                  231                   402                   835
Investment impairment charge                                   -                    -                     -                (4,970)
Gain on sale of domestic CRO operations                        -                    -                    35                   232
                                                 ----------------      ---------------      ----------------      ----------------

Income (loss) before income taxes                          2,003                  453                 4,766                (5,014)
Income tax provision (benefit)                               641                  181                 1,525                   (41)
Minority interest dividend                                     -                    -                     -                   116
                                                 ----------------      ---------------      ----------------      ----------------

Net income (loss)                                 $        1,362         $        272        $        3,241        $       (5,089)
                                                 ================      ===============      ================      ================

Basic net income (loss) per share                 $         0.13         $       0.03        $         0.31        $        (0.49)
                                                 ================      ===============      ================      ================

Shares used to calculate basic net
     income (loss) per share                              10,516               10,436                10,454                10,446
                                                 ================      ===============      ================      ================

Diluted net income (loss) per share               $         0.12         $       0.03        $         0.29        $        (0.49)
                                                 ================      ===============      ================      ================

Shares used to calculate diluted net
     income (loss) per share                              11,423               10,562                11,246                10,446
                                                 ================      ===============      ================      ================

        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                        Nine Months Ended September 30,
                                                                                     ---------------------------------------
                                                                                           2002                    2001
                                                                                           ----                    ----
                                                                                                   (unaudited)
Operating activities:
      Net income (loss)                                                              $       3,241           $      (5,089)
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
                 Gain on sale of the domestic CRO operations                                   (35)                   (232)
                 Gain on sale of marketable securities                                         (75)                      -
                 Depreciation and amortization                                               2,058                   1,300
                 Issuance of stock options to non-employees                                      7                      29
                 Deferred income taxes                                                       1,426                       -
                 Investment impairment charge                                                    -                   4,970
                 Changes in operating assets and liabilities:
                      Accounts receivable                                                   (1,694)                  2,329
                      Prepaid expenses and other                                              (958)                  1,091
                      Accounts payable                                                         446                    (429)
                      Accrued expenses                                                         (88)                   (207)
                      Income taxes payable                                                    (394)                   (459)
                      Deferred revenues                                                      1,743                     (58)
                                                                                     --------------          --------------
                            Net cash provided by operating activities                        5,677                   3,245
                                                                                     --------------          --------------

Investing activities:
      Purchases of property and equipment                                                   (4,583)                 (2,142)
      Net purchase of short-term investments                                                  (538)                 (1,254)
      Net proceeds from sale of the domestic CRO operations                                     35                   2,992
      Proceeds from sales of marketable securities                                             720                       -
                                                                                     --------------          --------------
                            Net cash used in investing activities                           (4,366)                   (404)
                                                                                     --------------          --------------


Financing activities:
      Purchase of convertible preferred stock in subsidiary                                      -                  (9,500)
      Repayment of capital lease obligations                                                  (314)                      -
      Minority interest dividend paid                                                            -                    (639)
      Net proceeds from exercise of stock options                                            1,184                      48
      Repurchase of common stock for treasury                                                    -                    (518)
                                                                                     --------------          --------------
                            Net cash provided by (used in) financing activities                870                 (10,609)
                                                                                     --------------          --------------

Effect of exchange rate changes on cash                                                        260                       -
                                                                                     --------------          --------------

Net increase (decrease) in cash and cash equivalents                                         2,441                  (7,768)
Cash and cash equivalents, beginning of period                                              11,364                  21,910
                                                                                     --------------          --------------

Cash and cash equivalents, end of period                                             $      13,805           $      14,142
                                                                                     ==============          ==============



        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the "Company") and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Further information on potential factors that could affect the Company's financial results can be found in the Company's Reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission and in this Form 10-Q.

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

Property and Equipment. Pursuant to SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached application development stage and meet recoverability tests. These costs are included in property and equipment. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project.

Amortization of capitalized software development costs ($168,000 and $0 for each of the quarters ended September 30, 2002 and 2001, respectively, and $168,000 and $0 for each of the nine months ended September 30, 2002 and 2001, respectively) is charged to cost of Diagnostic services. For the nine months ended September 30, 2002 and 2001, the Company capitalized $1.9 million and $1.1 million, respectively, of software development costs. All other research and development costs have been expensed as incurred.

When events or circumstances so indicate, the Company assesses the potential impairment of its intangible assets and other long-lived assets based on anticipated undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of long-lived asset. At September 30, 2002, no impairment was indicated.

Stock Split. On July 16, 2002, the Company effected a 3-for-2 split of its common stock. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

Note 3.  Investment Impairment Charge - Marketable and Non-Marketable Securities

At September 30, 2002, marketable securities consisted of an investment in 142,325 shares of the common stock of Digital Angel Corporation (DAC) (formerly known as Medical Advisory Systems, Inc.), a publicly traded company, with an adjusted cost basis of $525,000. The Company purchased 550,000 shares of DAC in March 2000 for $5,775,000. This investment has been classified as available-for-sale, pursuant to Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. In March 2001, in accordance with SFAS No. 115, management determined that an other than temporary decline in the fair value of DAC common stock existed and, as a result, wrote down the initial cost basis of the DAC investment from $5,775,000 to $2,029,000, which was the market value of the DAC common stock held on March 31, 2001. In connection with this write-down, an investment impairment charge of $3,746,000 was recorded during the quarter ended March 31, 2001. During the nine months ended September 30, 2002, the Company sold 407,675 shares of its investment in DAC at prices per share between $3.70 and $6.87 and recorded a realized gain of $75,000 from the sale of 174,975 shares. The remaining sales of 232,700 shares of DAC common stock did not settle until October 25, 2002 due to a dispute between the Company and the transfer agent and DAC. As a result, a gain of $546,000 associated with such sales has not been recognized in the accompanying consolidated statements of operations, but will be recorded in the fourth quarter of 2002. See Note 8. As of September 30, 2002, the carrying value of the Company's investment in DAC stock was less than its adjusted cost basis by $187,000 and accordingly was written down with an offsetting adjustment to accumulated other comprehensive income.

At September 30, 2002, investments in non-marketable securities consist of an investment in AmericasDoctor.com, Inc., which is accounted for under the cost method in accordance with Accounting Principles Board (APB) Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." As of March 31, 2001, in accordance with APB No. 18, management determined that a decrease in value of the investment occurred which was deemed to be other than temporary, and as a result wrote down the cost basis of the investment from $2,300,000 to $1,076,000. In connection with this write-down, an investment impairment charge of $1,224,000 was recorded during the quarter ended March 31, 2001. In December 2001, management determined that an additional decrease in the value of the investment occurred which was deemed to be other than temporary, and as a result wrote down the cost basis of the investment from $1,076,000 to $509,000. In connection with this write-down, an investment impairment charge of $566,000 was recorded during the quarter ended December 31, 2001.

The Company will continue to assess the fair value of these investments and whether or not any declines in fair value below the current cost bases are deemed to be other than temporary. If a decline in the fair value of these investments is determined to be other than temporary, the cost bases of these investments would be written down to their estimated fair value, and the amount of the write-down would be included in the Company's consolidated statement of operations. Given the current performance and general market conditions for technology-related companies, additional write-downs of these investments may occur in the future.

Note 4.  Net Income (Loss) per Share

The Company follows SFAS No. 128 "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share. Basic net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, which consist primarily of stock options, which is calculated using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations (in thousands, except per share information):

Three Months Ended September 30,
--------------------------------
                                                                                                                     Per
                                                                                    Net                             Share
2002                                                                               Income           Shares          Amount
----                                                                              --------          ------          ------
Basic net income.............................................                     $ 1,362           10,516          $ 0.13
Effect of dilutive shares....................................                          --              907           (0.01)
                                                                                  -------           ------          ------
Diluted net income...........................................                     $ 1,362           11,423          $ 0.12
                                                                                  =======           ======          ======

2001
----
Basic net income.............................................                     $   272           10,436          $ 0.03
Effect of dilutive shares....................................                          --              126              --
                                                                                  -------           ------          ------
Diluted net income...........................................                     $   272           10,562          $ 0.03
                                                                                  =======           ======          ======

Options to purchase 1,772,979 and 655,500 shares of common stock were outstanding at September 30, 2002 and 2001, respectively, and were included in the computation of diluted net income per share. Options to purchase 1,180,500 shares of common stock were outstanding at September 30, 2001, but were not included in the computation of diluted net income per share because the option exercise prices were greater than the average market price of the Company's common stock during the period.


Nine Months Ended September 30,
-------------------------------
                                                                                                               Per
                                                                               Net                            Share
2002                                                                       Income (loss)      Shares          Amount
----                                                                       -------------      ------          ------

Basic net income.............................................                $ 3,241           10,454          $ 0.31
Effect of dilutive shares....................................                     --              792           (0.02)
                                                                             -------           ------          ------
Diluted net income...........................................                $ 3,241           11,246          $ 0.29
                                                                             =======           ======          ======

2001
----

Basic net loss...............................................                $(5,089)          10,446          $(0.49)
Effect of dilutive shares....................................                     --               --              --
                                                                             -------           ------          ------
Diluted net loss.............................................                $(5,089)          10,446          $(0.49)
                                                                             =======           ======          ======

Options to purchase 1,637,379 shares of common stock were outstanding at September 30, 2002 and were included in the computation of diluted net income per share. Options to purchase 135,600 shares of common stock were outstanding at September 30, 2002, but were not included in the computation of diluted net income per share because the option exercise prices were greater than the average market price of the Company's common stock during the period.

Options to purchase 1,836,000 shares of common stock were outstanding at September 30, 2001, but were not included in the diluted computation because the Company incurred a net loss and the inclusion would have been anti-dilutive.

Note 5.  Comprehensive Income (Loss)

The Company follows SFAS No. 130, "Reporting Comprehensive Income." The Company's comprehensive income (loss) includes net income (loss) and unrealized gains and losses from foreign currency translation and marketable securities. For the nine months ended September 30, 2002, the Company recorded a foreign currency translation adjustment of $260,000. The foreign currency translation adjustment was immaterial as of September 30, 2001. For the nine months ended September 30, 2002 and 2001, the Company recorded an unrealized loss for the mark to market of $359,000 and $605,000, respectively, from its investment in marketable securities.

Note 6. Recent Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." It also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001.

SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and is effective for all business combinations initiated after June 30, 2001. The Company has adopted SFAS No. 141, which had no impact on its consolidated financial position or results of operations.

SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." The Company adopted SFAS No. 142 effective January 1, 2002. During the three months and the nine months ended September 30, 2001, the Company recorded $79,000 and $237,000, respectively, of goodwill amortization. The following table reflects the results of the Company for the three and nine months ended September 30, 2001 assuming goodwill had not been amortized (in thousands, except per share amounts):


                                                    Three Months Ended September 30,           Nine Months Ended September 30,
                                                  -------------------------------------      -----------------------------------
                                                       2002                  2001                2002                 2001
                                                       ----                  ----                ----                 ----
                                                            (unaudited)                                 (unaudited)

Reported net income (loss)                            $ 1,362              $  272               $ 3,241             $ (5,089)
Add back goodwill amortization, net of tax                  -                  54                     -                  161
                                                      -------              ------               -------             --------
           Adjusted net income (loss)                 $ 1,362              $  326               $ 3,241             $ (4,928)
                                                      =======              ======               =======             ========

Income (loss) per share - basic:
     Reported net income (loss)                       $  0.13              $ 0.03               $  0.31             $  (0.49)
     Goodwill amortization, net of tax                      -                   -                     -                 0.02
                                                      -------              ------               -------             --------
           Adjusted net income (loss)                 $  0.13              $ 0.03               $  0.31             $  (0.47)
                                                      =======              ======               =======             ========

Income (loss) per share - diluted:
     Reported net income (loss)                       $  0.12              $ 0.03               $  0.29             $  (0.49)
     Goodwill amortization, net of tax                      -                   -                     -                 0.02
                                                      -------              ------               -------             --------
           Adjusted net income (loss)                 $  0.12              $ 0.03               $  0.29             $  (0.47)
                                                      =======              ======               =======             ========



During the three months ended June 30, 2002, the Company completed its initial assessment of impairment of goodwill in accordance with the provisions of SFAS No. 142. Based upon the initial assessment of impairment, no impairment of goodwill existed as of January 1, 2002. Goodwill will continue to be tested for impairment on at least an annual basis.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption had no impact on its consolidated results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of this Statement. The Company adopted SFAS No. 145 on May 16, 2002 and the adoption did not have a significant impact to the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

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

The Company evaluates performance based on the net revenues and operating earnings performance of the respective business segments. Segment information is as follows (in thousands):

                                                                    Three Months Ended September 30, 2002
                                                -------------------------------------------------------------------------------
                                                  Diagnostics       Clinical Research
                                                  Technology          Technology and
                                                 and Services            Services               Other               Total
                                                ----------------    -------------------    ----------------    ----------------

License and subscription revenues                 $     -                 $  473               $     -            $    473
Service revenues                                    8,825                  1,626                     -              10,451
                                                  -------                 ------               -------            --------
Net revenues from external customers                8,825                  2,099                     -              10,924
Income (loss) from operations                       2,303                   (358)                    -               1,945
Identifiable assets                                19,458                  4,354                23,633              47,445

                                                                    Three Months Ended September 30, 2001
                                                -------------------------------------------------------------------------------
                                                  Diagnostics       Clinical Research
                                                  Technology          Technology and
                                                 and Services            Services               Other               Total
                                                ----------------    -------------------    ----------------    ----------------

License and subscription revenues                 $     -                 $   71               $     -            $     71
Service revenues                                    5,427                  1,833                     -               7,260
                                                  -------                 ------               -------            --------
Net revenues from external customers                5,427                  1,904                     -               7,331
Income (loss) from operations                       1,297                 (1,075)                    -                 222
Identifiable assets                                 9,386                  3,923                27,034              40,343

                                                                     Nine Months Ended September 30, 2002
                                                -------------------------------------------------------------------------------
                                                  Diagnostics       Clinical Research
                                                  Technology          Technology and
                                                 and Services            Services               Other               Total
                                                ----------------    -------------------    ----------------    ----------------

License and subscription revenues                 $     -                 $1,723               $     -             $ 1,723
Service revenues                                   23,162                  4,504                     -              27,666
                                                  -------                 ------               -------            --------
Net revenues from external customers               23,162                  6,227                     -              29,389
Income (loss) from operations                       5,925                 (1,596)                    -               4,329
Identifiable assets                                19,458                  4,354                23,633              47,445

                                                                    Nine Months Ended September 30, 2001
                                                -------------------------------------------------------------------------------
                                                  Diagnostics       Clinical Research
                                                  Technology          Technology and
                                                 and Services            Services               Other               Total
                                                ----------------    -------------------    ----------------    ----------------

License and subscription revenues                 $     -                 $  332               $     -             $   332
Service revenues                                   14,517                  5,334                     -              19,851
                                                  -------                 ------               -------            --------
Net revenues from external customers               14,517                  5,666                     -              20,183
Income (loss) from operations                       2,431                 (3,542)                    -              (1,111)
Identifiable assets                                 9,386                  3,923                27,034              40,343

Note 8. Litigation

On or about May 3, 2002, DAC filed an action against the Company. The DAC action alleges that the Company breached certain agreements executed in 2000 between Medical Advisory Systems, Inc., the name by which DAC was formerly known, and the Company, including an Amended and Restated Services, Sales and Co-Marketing Agreement (the "Services Agreement"), a Master Software Licensing Agreement and a Stock Purchase Agreement. The action also includes claims for breach of the covenants of good faith and fair dealing, wrongful conversion and fraudulent inducement. DAC seeks compensatory, consequential and punitive damages, as well as fees and costs. On August 2, 2002, the Company filed an answer to this Complaint denying the allegations of the Complaint and asserting counterclaims against DAC for DAC's breach of the Services Agreement, seeking compensatory, consequential and punitive damages, as well as fees and costs.

On or about June 12, 2002, the Company filed an action against U.S. Bank, N.A (U.S. Bank). The Company's claim against U.S. Bank alleges that U.S. Bank, which was the transfer agent for the DAC common stock, violated Article 8 of the Uniform Commercial Code by refusing or unreasonably delaying the registration of the transfer of certain DAC shares sold, or to be sold, by the Company pursuant to Rule 144 of the Securities Act of 1933. See Note 3. The Company sought injunctive relief and money damages against U.S. Bank. The Court permitted DAC to join in this action as a party defendant and to assert the same claims against the Company it asserted in the lawsuit referenced above. The Company also reasserted its claims against DAC and its defenses to DAC's claims in this action, as it did in the lawsuit referenced above. The Company believes its claims and defenses are well supported and intends to continue to pursue and defend the action vigorously. In its action against U.S. Bank, the Company filed motions for summary judgment against U.S. Bank and DAC seeking to compel them to register the transfers of the Company's remaining holdings of DAC stock. U.S. Bank also filed a summary judgment motion asking the Court to dismiss the Company's claims for injunctive relief and money damages against U.S. Bank, claiming that U.S. Bank was no longer the transfer agent for DAC. The Court granted the Company's motion on October 21, 2002, ordering DAC to take all steps necessary to register the Company's transfers. DAC has since registered the Company's transfers. Because U.S. Bank is no longer DAC's transfer agent, the Company's motion against U.S. Bank became moot. The Court denied U.S. Bank's motion as to the Company's claim for money damages, finding that the Company can pursue its claim for money damages against U.S. Bank, but granted U.S. Bank's motion as to the Company's claim for injunctive relief because U.S. Bank is no longer DAC's transfer agent and, therefore, cannot register the Company's transfers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes to the consolidated financial statements appearing elsewhere in this report. The following includes a number of forward-looking statements that reflects the Company's current views with respect to future events and financial performance. The Company uses words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to risks and uncertainties such as competitive factors, technology development, market demand and the Company's ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects, and internal issues of the sponsoring client. These and other risk factors have been further discussed in the Company's Report on Form 10-K dated December 31, 2001. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further information on potential factors that could affect the Company's financial results can be found throughout this Form 10-Q and the Company's other reports filed with the Securities and Exchange Commission.

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

The Company's solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection, interpretation and new drug or medical device application submission. The Company provides its products and services, both in the United States and internationally, through two business segments:
Diagnostics Technology and Services, which include centralized Diagnostic services; and Clinical Research Technology and Services, which include the developing, marketing and support of clinical research technology and services. The Company's Diagnostic services are utilized by clinical trial sponsors during their conduct of clinical trials. Such services are generally similar in nature, have similar production processes, distribution methods and general economics and, therefore, have been aggregated in the Company's Diagnostics Technology and Services segment. The Company's Clinical Research Technology and Services segment includes the licensing of its proprietary software products and the provision of maintenance and services in support of its proprietary software products and, therefore, have been aggregated in one segment. See Note 7 to the Consolidated Financial Statements appearing herein for information pertaining to the amounts of net revenue, operating income (loss) and identifiable assets attributable to each of the Company's industry segments as of and for the three and nine months ended September 30, 2002 and 2001.

The Company's license and subscription revenues consist of license fees for upfront license sales and monthly and annual subscription license sales. The Company's service revenues consist of Diagnostic services, technology consulting and training services and software maintenance services.

The Company recognizes software revenues under the residual method in accordance with Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9. Accordingly, the Company recognizes up-front license fee revenues when a formal agreement exists, delivery of the software and related documentation has occurred, collectibility is probable and the license fee is fixed or determinable. The Company recognizes subscription license fee revenues over the term of the subscription. Diagnostic service revenues consist of revenues from services that the Company provides on a fee-for-service basis and the Company recognizes such revenues as the services are performed. The Company recognizes revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. The Company provides consulting and training services on a time and materials basis and recognizes revenues as the Company performs the services.

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

The Company conducts its operations with offices in the United States and the United Kingdom (UK). The Company's international net revenue represented 26.6% and 17.0% of total net revenue for the three months ended September 30, 2002 and 2001, respectively, and 25.5% and 21.9% of total net revenue for the nine months ended September 30, 2002 and 2001, respectively.

Results of Operations

The following table presents certain financial data as a percentage of total net revenues:

                                                    Three Months Ended September 30,         Nine Months Ended September 30,
                                                 -----------------------------------      -------------------------------------
                                                      2002                  2001                 2002                 2001
                                                      ----                  ----                 ----                 ----
                                                           (unaudited)                                 (unaudited)
Net revenues:
     Licenses and subscriptions                        4.3%                   1.0%                 5.9%                 1.6%
     Services                                         95.7                   99.0                 94.1                 98.4
                                                     -----                  -----                -----                -----

           Total net revenues                        100.0                  100.0                100.0                100.0
                                                     -----                  -----                -----                -----

Costs of revenues:
     Cost of licenses and subscriptions                2.6                    2.4                  1.9                  2.0
     Cost of services                                 43.6                   40.7                 41.5                 45.3
                                                     -----                  -----                -----                -----

           Total costs of revenues                    46.2                   43.1                 43.4                 47.3
                                                     -----                  -----                -----                -----

           Gross margin                               53.8                   56.9                 56.6                 52.7
                                                     -----                  -----                -----                -----

Operating expenses:
     Selling and marketing                            14.4                   18.7                 16.9                 20.3
     General and administrative                       13.2                   19.0                 14.2                 19.8
     Research and development                          8.4                   16.2                 10.8                 18.1
                                                     -----                  -----                -----                -----

           Total operating expenses                   36.0                   53.9                 41.9                 58.2
                                                     -----                  -----                -----                -----

Operating income (loss)                               17.8                    3.0                 14.7                 (5.5)
Other income, net                                      0.5                    3.2                  1.4                  4.1
Investment impairment charge                             -                      -                    -                (24.6)
Gain on sale of domestic CRO operations                  -                      -                  0.1                  1.2
                                                     -----                  -----                -----                -----

Income (loss) before income taxes                     18.3                    6.2                 16.2                (24.8)
Income tax provision (benefit)                         5.8                    2.5                  5.2                 (0.2)
Minority interest dividend                               -                      -                    -                  0.6
                                                     -----                  -----                -----                -----

Net income (loss)                                     12.5%                   3.7%                11.0%               (25.2)%
                                                     =====                  =====                =====                =====


Three months ended September 30, 2002 compared to three months ended September 30, 2001.

Total net revenues increased 49.3% to $10.9 million for the three months ended September 30, 2002 compared to $7.3 million for the three months ended September 30, 2001.

License and subscription revenues increased 566.2% to $473,000 for the three months ended September 30, 2002 compared to $71,000 for the three months ended September 30, 2001. The increase in license and subscription revenues was primarily due to an increase in software licensed in the third quarter of 2002.

Total service revenues increased 43.8% to $10.5 million for the three months ended September 30, 2002 compared to $7.3 million for the three months ended September 30, 2001.

Diagnostic service revenues increased 63.0% to $8.8 million for the three months ended September 30, 2002 compared to $5.4 million for the three months ended September 30, 2001. The increase in Diagnostic service revenues was primarily due to increased sales volume with both new and existing clients, including an increase in revenue from the rental of diagnostic equipment, which the Company's clients use to perform diagnostic procedures.

Technology consulting and training service revenues decreased 21.8% to $656,000 for the three months ended September 30, 2002 compared to $839,000 for the three months ended September 30, 2001. The decrease in technology consulting and training service revenues was primarily due to reductions in consulting activity for the Company's existing clients.

Software maintenance service revenues were approximately $1.0 million for the three months ended September 30, 2002 and 2001.

Total cost of revenues increased 59.4% to $5.1 million for the three months ended September 30, 2002 compared to $3.2 million for the three months ended September 30, 2001. As a percentage of total net revenues, total cost of revenues increased to 46.2% for the three months ended September 30, 2002 from 43.1% for the three months ended September 30, 2001.

The cost of licenses and subscriptions increased 59.4% to $279,000 for the three months ended September 30, 2002 from $175,000 for the three months ended September 30, 2001. The increase in the cost of licenses and subscriptions was primarily due to an increase in applications service provider (ASP) hosting fees associated with expanding hosting capabilities to support additional ASP accounts.

As a percentage of license and subscription revenues, the cost of licenses and subscriptions decreased to 59.0% for the three months ended September 30, 2002 from 246.5% for the three months ended September 30, 2001. The decrease in the cost of licenses and subscriptions as a percentage of license and subscription revenues was due primarily to the increase in license and subscription revenues without a comparable increase in costs, many of which are fixed in nature.

The cost of services increased 60.0% to $4.8 million for the three months ended September 30, 2002 from $3.0 million for the three months ended September 30, 2001. As a percentage of service revenues, the cost of services increased to 45.7% for the three months ended September 30, 2002 from 41.1% for the three months ended September 30, 2001.

The cost of Diagnostic services increased 95.2% to $4.1 million, or 46.6% of Diagnostic service revenues, for the three months ended September 30, 2002 compared to $2.1 million, or 38.9% of Diagnostics service revenues, for the three months ended September 30, 2001. The increase in both the cost of Diagnostic services and the cost of Diagnostic services as a percentage of Diagnostic service revenues was primarily due to an increase in rental and depreciation costs associated with diagnostic rental equipment, and increased labor, facilities and other costs associated with expansion necessary to meet the growth in Diagnostic service revenues. The Company also began depreciation of its internal use software costs during the third quarter of 2002. Additional internal use software costs will be capitalized throughout the remainder of 2002 and depreciation of the additional capitalized costs is expected to begin in 2003.

The cost of technology consulting and training services decreased 26.5% to $394,000, or 60.1% of technology consulting and training service revenues, for the three months ended September 30, 2002 compared to $536,000, or 63.9% of technology consulting and training service revenues, for the three months ended September 30, 2001. The decrease in both the cost of technology consulting and training services and the cost of technology consulting and training services as a percentage of technology consulting and training service revenues was due primarily to a reduction in consulting and labor costs during the third quarter of 2002.

The cost of software maintenance services decreased 20.6% to $289,000, or 28.9% of software maintenance service revenues, for the three months ended September 30, 2002 compared to $364,000, or 36.4% of software maintenance service revenues, for the three months ended September 30, 2001. The decrease in both the cost of software maintenance services and the cost of software maintenance services as a percentage of software maintenance service revenues was due primarily to a reduction in labor, depreciation and other costs during the third quarter of 2002.

Selling and marketing expenses increased 14.3% to $1.6 million for the three months ended September 30, 2002 compared to $1.4 million for the three months ended September 30, 2001. The increase in selling and marketing expenses was due primarily to additional personnel and increased commissionable revenue.

As a percentage of total net revenues, selling and marketing expenses decreased to 14.4% for the three months ended September 30, 2002 from 18.7% for the three months ended September 30, 2001. The decrease in selling and marketing expenses as a percentage of total net revenues was due primarily to the increase in total net revenues with a less than proportional increase in selling and marketing expenses.

General and administrative expenses were approximately $1.4 million for the three months ended September 30, 2002 and 2001. Certain components of general and administrative expenses increased during the three months ended September 30, 2002 in comparison to the three months ended September 30, 2001. Specifically, these components were facilities expense, insurance, public relations and labor expense. These increases were offset by a reduction in expenses as a result of the elimination of the amortization of goodwill. The Company did not record any goodwill amortization expense for the three months ended September 30, 2002 due to the January 1, 2002 adoption of SFAS No. 142. Under SFAS No. 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to testing for impairment at least annually. The Company recorded $79,000 of goodwill amortization expense for the three months ended September 30, 2001.

As a percentage of total net revenues, general and administrative expenses decreased to 13.2% for the three months ended September 30, 2002 from 19.0% for the three months ended September 30, 2001. The decrease in general and administrative expenses as a percentage of total net revenues was due primarily to the increase in total net revenues without an increase in general and administrative expenses, which are primarily fixed in nature.

Research and development expenses decreased 23.8% to $915,000, or 8.4% of total net revenues, for the three months ended September 30, 2002 from $1.2 million, or 16.2% of total net revenues, for the three months ended September 30, 2001. The decrease in both research and development expenses and research and development expenses as a percentage of total net revenues was due primarily to a reduction in labor and other related costs during the third quarter of 2002. This reduction was partially due to the capitalization of expenses associated with the development of internal use software. The decrease in research and development expenses as a percentage of total net revenues was also due to the increase in total net revenues without a corresponding increase in research and development expenses.

Other income, net, consisted primarily of interest income realized from the Company's cash, cash equivalents and short-term investments, net of interest expense related to capital lease obligations. Other income, net decreased to $58,000 for the three months ended September 30, 2002 from $231,000 for the three months ended September 30, 2001. The primary reason for the decrease was lower interest rates and an increase in interest expense related to capital lease obligations during the third quarter of 2002.

The Company's effective tax rate was 32.0% and 40.0% for the three months ended September 30, 2002 and 2001, respectively. The decrease in the effective tax rate was due primarily to the Company's state tax provision, which was offset by the utilization of state net operating loss carryforwards during the three months ended September 30, 2002. In July 2002, New Jersey passed new tax legislation which could increase the Company's 2002 income tax liability to New Jersey. Based on the Company's preliminary assessment, as well as its review of other factors affecting its tax liabilities, the Company believes its tax rate will remain unchanged in 2002, but will increase to approximately 35% in 2003.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001.

Total net revenues increased 45.5% to $29.4 million for the nine months ended September 30, 2002 compared to $20.2 million for the nine months ended September 30, 2001.

License and subscription revenues increased 412.0% to $1.7 million for the nine months ended September 30, 2002 compared to $332,000 for the nine months ended September 30, 2001. The increase in license and subscription revenues was primarily due to an increase in software licensed during the nine months ended September 30, 2002.

Total service revenues increased 39.2% to $27.7 million for the nine months ended September 30, 2002 compared to $19.9 million for the nine months ended September 30, 2001.

Diagnostic service revenues increased 60.0% to $23.2 million for the nine months ended September 30, 2002 compared to $14.5 million for the nine months ended September 30, 2001. The increase in Diagnostic service revenues was primarily due to increased sales volume with both new and existing clients, including an increase in revenue from the rental of diagnostic equipment, which the Company's clients use to perform diagnostic procedures.

Technology consulting and training service revenues decreased 30.4% to $1.6 million for the nine months ended September 30, 2002 compared to $2.3 million for the nine months ended September 30, 2001. The decrease in technology consulting and training service revenues was primarily due to reductions in consulting activity for the Company's existing clients.

Software maintenance service revenues decreased 3.3% to $2.9 million for the nine months ended September 30, 2002 compared to $3.0 million for the nine months ended September 30, 2001. The decrease in software maintenance service revenues was primarily due to the suspension of maintenance on one product by one client during the third quarter of 2001.

Total cost of revenues increased 32.3% to $12.7 million for the nine months ended September 30, 2002 compared to $9.6 million for the nine months ended September 30, 2001. As a percentage of total net revenues, total cost of revenues decreased to 43.4% for the nine months ended September 30, 2002 from 47.3% for the nine months ended September 30, 2001.

The cost of licenses and subscriptions increased 38.1% to $565,000 for the nine months ended September 30, 2002 from $409,000 for the nine months ended September 30, 2001. The increase in the cost of licenses and subscriptions was primarily due to an increase in ASP hosting fees associated with expanding hosting capabilities to support additional ASP accounts.

As a percentage of license and subscription revenues, the cost of licenses and subscriptions decreased to 33.2% for the nine months ended September 30, 2002 from 123.2% for the nine months ended September 30, 2001. The decrease in the cost of licenses and subscriptions as a percentage of license and subscription revenues was due primarily to the increase in license and subscription revenues without a comparable increase in costs, many of which are fixed in nature.

The cost of services increased 34.1% to $12.2 million for the nine months ended September 30, 2002 from $9.1 million for the nine months ended September 30, 2001. As a percentage of service revenues, the cost of services decreased to 44.0% for the nine months ended September 30, 2002 from 45.7% for the nine months ended September 30, 2001.

The cost of Diagnostic services increased 58.7% to $10.0 million for the nine months ended September 30, 2002 compared to $6.3 million for the nine months ended September 30, 2001. The increase in the cost of Diagnostic services was primarily due to an increase in rental and depreciation costs associated with diagnostic rental equipment, and increased labor, facilities and other costs associated with expanding capabilities to meet the growth in Diagnostic service revenues. The Company also began depreciation of its internal use software costs during the third quarter of 2002. Additional internal use software costs will be capitalized throughout the remainder of 2002 and depreciation of the additional capitalized costs is expected to begin in 2003.

As a percentage of Diagnostic service revenues, the cost of Diagnostic services decreased to 43.1% for the nine months ended September 30, 2002 from 43.4% for the nine months ended September 30, 2001. The decrease in the cost of Diagnostic services as a percentage of Diagnostic service revenues was due primarily to the increase in Diagnostic service revenues without a comparable increase in costs, many of which are fixed in nature.

The cost of technology consulting and training services decreased 29.4% to $1.2 million for the nine months ended September 30, 2002 compared to $1.7 million for the nine months ended September 30, 2001. The decrease in the cost of technology consulting and training services was due primarily to a reduction in consulting and labor costs during the nine months ended September 30, 2002 and the decrease in technology consulting and training service revenues.

As a percentage of technology consulting and training service revenues, the cost of technology consulting and training services increased to 75.0% for the nine months ended September 30, 2002 from 73.9% for the nine months ended September 30, 2001. The increase in the cost of technology consulting and training services as a percentage of technology consulting and training service revenues was due primarily to the decrease in technology consulting and training service revenues with a limited decrease in costs, many of which are fixed in nature.

The cost of software maintenance services decreased 14.5% to $941,000, or 32.4% of software maintenance service revenues, for the nine months ended September 30, 2002 compared to $1.1 million, or 36.7% of software maintenance service revenues, for the nine months ended September 30, 2001. The decrease in both the cost of software maintenance services and the cost of software maintenance services as a percentage of software maintenance service revenues was due primarily to a reduction in depreciation, travel and other costs during the nine months ended September 30, 2002.

Selling and marketing expenses increased 22.0% to $5.0 million for the nine months ended September 30, 2002 compared to $4.1 million for the nine months ended September 30, 2001. The increase in selling and marketing expenses was due primarily to increased commissionable revenue, labor and advertising costs during the nine months ended September 30, 2002. Additionally, the Company held its users conference in the second quarter of 2002. The Company did not hold a users conference in 2001.

As a percentage of total net revenues, selling and marketing expenses decreased to 16.9% for the nine months ended September 30, 2002 from 20.3% for the nine months ended September 30, 2001. The decrease in selling and marketing expenses as a percentage of total net revenues was due primarily to the increase in total net revenues with a less than proportional increase in selling and marketing expenses.

General and administrative expenses increased 5.0% to $4.2 million for the nine months ended September 30, 2002 from $4.0 million for the nine months ended September 30, 2001. The increase in general and administrative expenses was due primarily to an increase in facilities expense, insurance, public relations and labor expense during the nine months ended September 30, 2002. This increase was partially offset by a reduction in expenses as a result of the elimination of the amortization of goodwill. The Company did not record any goodwill amortization expense for the nine months ended September 30, 2002 due to the January 1, 2002 adoption of SFAS No. 142. Under SFAS No. 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to testing for impairment at least annually. The Company recorded $237,000 of goodwill amortization expense for the nine months ended September 30, 2001.

As a percentage of total net revenues, general and administrative expenses decreased to 14.2% for the nine months ended September 30, 2002 from 19.8% for the nine months ended September 30, 2001. The decrease in general and administrative expenses as a percentage of total net revenues was due primarily to the increase in total net revenues with a less than proportional increase in general and administrative expenses, many of which are fixed in nature.

Research and development expenses decreased 13.5% to $3.2 million, or 10.8% of total net revenues, for the nine months ended September 30, 2002 from $3.7 million, or 18.1% of total net revenues, for the nine months ended September 30, 2001. The decrease in both research and development expenses and research and development expenses as a percentage of total net revenues was due primarily to a reduction in labor, travel and other related costs during the nine months ended September 30, 2002. This reduction was partially due to the capitalization of expenses associated with the development of internal use software. The decrease in research and development expenses as a percentage of total net revenues was also due to the increase in total net revenues without a corresponding increase in research and development expenses.

Other income, net, consisted primarily of interest income realized from the Company's cash, cash equivalents and short-term investments, net of interest expense related to capital lease obligations. Additionally, the Company recorded a net realized gain of $75,000 from the sale of shares of its investment in DAC, and recorded $47,000 of interest income during the nine months ended September 30, 2002 that was earned on the escrow accounts related to the sale of the domestic clinical research operations to SCP Communications, Inc. Other income, net decreased to $402,000 for the nine months ended September 30, 2002 from $835,000 for the nine months ended September 30, 2001. The primary reason for the decrease was lower interest rates and an increase in interest expense related to capital lease obligations during the nine months ended September 30, 2002.

The Company recorded an investment impairment charge of $5.0 million during the nine months ended September 30, 2001. This charge was the result of continued negative market conditions affecting the carrying value of the Company's investments in DAC and AmericasDoctor.com, Inc.

In December 1999, the Company sold its domestic clinical research operations to SCP Communications, Inc. In the nine months ended September 30, 2002, the Company recorded $35,000 of additional gain on the sale compared to $232,000 recorded in the nine months ended September 30, 2001. During the first quarter of 2002, the Company finalized the accounting for the disposition related to certain earn-outs. The escrow account that was established in connection with the transaction has been closed effective as of the last income distribution received by the Company during the first quarter of 2002.

In the first quarter of 2001, the Company accrued $116,000 of dividends on preferred stock. This preferred stock was redeemed during the second quarter of 2001.

The Company's effective tax rate was 32.0% and 0.8% for the nine months ended September 30, 2002 and 2001, respectively. The increase in the Company's effective tax rate was due primarily to the Company fully reserving for the deferred tax asset during the first quarter of 2001 associated with the investment impairment charge of $5.0 million recognized during that quarter, due to the uncertainty of the realization of any tax benefit associated with these long-term capital losses in future periods. In July 2002, New Jersey passed new tax legislation which could increase the Company's 2002 income tax liability to New Jersey. Based on the Company's preliminary assessment, as well as its review of other factors affecting its tax liabilities, the Company believes its tax rate will remain unchanged in 2002, but will increase to approximately 35% in 2003.

Liquidity and Capital Resources

At September 30, 2002, the Company had $13.8 million of cash and cash equivalents and $7.6 million invested in short-term investments. The Company generally places its investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with maturities of less than one year, and A1P1 rated commercial bonds and paper.

For the nine months ended September 30, 2002, the Company's operations provided cash of $5.7 million compared to $3.2 million for the nine months ended September 30, 2001. The change was primarily the result of improved operating income partially offset by increased accounts receivable for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

During the nine months ended September 30, 2002, the Company expended $4.6 million on equipment purchases and costs related to internal use software compared to $2.1 million during the nine months ended September 30, 2001. The increase was primarily the result of higher internal use software costs and purchases of diagnostic rental equipment during the current year. The internal use software is associated with the development of a new data and communications management services software product used in connection with the Company's centralized core-diagnostic electrocardiographic services. The Company capitalizes its internal use software costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company began depreciation of its internal use software costs in the third quarter of 2002, which resulted in an additional depreciation charge to the cost of Diagnostic services of approximately $84,000 per month. Additional internal use software costs will be capitalized throughout the remainder of 2002 and depreciation of the additional capitalized costs is expected to begin in 2003.

In October 2002, the Board of Directors terminated a stock buy-back program, which it had authorized in February 2001, to purchase up to 750,000 shares of the Company's common stock. The share purchase authorization allowed the Company to make purchases from time to time on the open market at prevailing prices or in privately negotiated transactions. Company management made purchase decisions based upon market conditions and other considerations. During the nine months ending September 30, 2001, the Company used $518,000 to purchase 137,550 shares of its common stock on the open market at an average price of $3.77 per share. The Company did not purchase shares under this program during the nine months ended September 30, 2002.

During the nine months ended September 30, 2002, the Company received $1.1 million in cash from the exercise of 215,015 stock options at exercise prices per option of between $1.51 and $11.13. Additional cash of $120,000 was received in January 2002, which related to options exercised in 2001.

During the nine months ended September 30, 2002, the Company received $720,000 from the sale of 174,975 shares of its investment in DAC, at prices per share between $3.70 and $5.40. Additionally, the Company sold 232,700 shares, which did not settle until October 25, 2002 due to a dispute between the Company and the transfer agent and DAC. A gain of $546,000 on those shares will be recognized by the Company in the fourth quarter of 2002. See Part II, Item 1 - Legal Proceedings. The cost basis of $859,000 related to the 232,700 shares are included in prepaid expenses and other current assets as of September 30, 2002.

The Company has a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. At September 30, 2002, the Company had no outstanding borrowings under the line.

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

Interest Rate Risk

The Company generally places its investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper. The Company actively manages its portfolio of cash equivalents, short-term investments and marketable securities, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. The Company has not held and does not hold any derivatives related to its interest rate exposure. Due to the average maturity and conservative nature of the Company's investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for nine months ended September 30, 2002 would have decreased by less than $150,000. This estimate assumes that the decrease occurred on the first day of 2002 and reduced the yield of each investment by 100 basis points. The impact on the Company's future interest income of future changes in investment yields will depend largely on the gross amount of the Company's cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Foreign Currency Risk

The Company operates on a global basis from locations in the United States and the United Kingdom. All international net revenues are billed and expenses are incurred in either U.S. dollars or pounds sterling. As such, the Company faces exposure to adverse movements in the exchange rate of the pound sterling. As the currency rate changes, translation of the income statement of the Company's UK subsidiary from the local currency to U.S. dollars affects year-to-year comparability of operating results. The Company does not hedge translation risks because any cash flows from UK operations are generally reinvested in the UK.

Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for international operations by less than $250,000.

The introduction of the Euro as a common currency for members of the European Monetary Union took place in January 1999. To date, the introduction of the Euro has had no impact on the Company's operations in the UK, as all net revenues have been billed in pounds sterling.

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 promulgated by the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II.      Other Information

Item 1.       Legal Proceedings

On or about May 3, 2002, an action entitled Digital Angel Corporation, Inc. (Digital Angel) f/k/a Medical Advisory Systems, Inc. v. eResearchTechnology, Inc., f/k/a Premier Research Technology Ltd. (Docket No. ATL-L-1570-02) was filed against the Company in the Superior Court of New Jersey, Law Division, Atlantic County. The Digital Angel action alleges that the Company breached certain agreements executed in 2000 between Medical Advisory Systems, Inc. and the Company, including an Amended and Restated Services, Sales and Co-Marketing Agreement (the "Services Agreement"), a Master Software Licensing Agreement and a Stock Purchase Agreement. The action also includes claims for breach of the covenants of good faith and fair dealing, wrongful conversion and fraudulent inducement. Digital Angel seeks compensatory, consequential and punitive damages, as well as fees and costs. On August 2, 2002, the Company filed an answer to this Complaint denying the allegations of the Complaint and asserting counterclaims against Digital Angel for Digital Angel's breach of the Services Agreement, seeking compensatory, consequential and punitive damages, as well as fees and costs.

On or about June 12, 2002, the Company filed an action entitled eResearchTechnology, Inc. f/k/a Premier Research Worldwide, Ltd. v. U.S. Bank, N.A. (U.S. Bank) in the Superior Court of New Jersey, Chancery Division, Mercer County. U.S. Bank removed this action to the United States District Court for the District of New Jersey (Docket No. 02-cv-3347). The Company's claim against U.S. Bank alleges that U.S. Bank, which was the transfer agent for the Digital Angel common stock, violated Article 8 of the Uniform Commercial Code by refusing or unreasonably delaying the registration of the transfer of certain Digital Angel (f/k/a Medical Advisory Systems, Inc.) shares sold, or to be sold, by the Company pursuant to Rule 144 of the Securities Act of 1933. See Note 3 to the Consolidated Financial Statements. The Company sought injunctive relief and money damages against U.S. Bank. The Court permitted Digital Angel to join in this action as a party defendant and to assert the same claims against the Company it asserted in the New Jersey state court lawsuit referenced above. The Company also reasserted its state court claims against Digital Angel and its defenses to Digital Angel's claims in this federal court action. The Company believes its claims and defenses are well supported and intends to continue to pursue and defend the action vigorously. In the federal court action, the Company filed motions for summary judgment against U.S. Bank and Digital Angel seeking to compel them to register the transfers of the Company's remaining holdings of Digital Angel stock. U.S. Bank also filed a summary judgment motion asking the Court to dismiss the Company's claims for injunctive relief and money damages against U.S. Bank, claiming that U.S. Bank was no longer the transfer agent for Digital Angel. The Court granted the Company's motion on October 21, 2002, ordering Digital Angel to take all steps necessary to register the Company's transfers. Digital Angel has since registered the Company's transfers. Because U.S. Bank is no longer Digital Angel's transfer agent, the Company's motion against U.S. Bank became moot. The Court denied U.S. Bank's motion as to the Company's claim for money damages, finding that the Company can pursue its claim for money damages against U.S. Bank, but granted U.S. Bank's motion as to the Company's claim for injunctive relief because U.S. Bank is no longer Digital Angel's transfer agent and, therefore, cannot register the Company's transfers.

Item 6.  Exhibits and Reports on Form 8-K

         a.) Exhibits

             99.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

             99.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

         b.) Reports on Form 8-K

             On July 24, 2002, the Company filed a report on Form 8-K relating to financial information for eResearchTechnology, Inc. for the quarter ended June 30, 2002 and forward-looking statements relating to 2002 as presented in a press release of July 24, 2002.

                                   Signatures


              Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 eResearchTechnology, Inc.
                                                 (Registrant)


Date:  November 13, 2002                    By:    /s/      Joseph Esposito
                                                 -------------------------------

                                                    Joseph Esposito
                                                    Chief Executive Officer




Date:  November 13, 2002                    By:    /s/   Bruce Johnson
                                                 -------------------------------

                                                    Bruce Johnson
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

                                 Certifications

I, Joseph Esposito, certify that:

1. I have reviewed this quarterly report on Form 10-Q of eResearchTechnology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                     /s/ Joseph Esposito
                                            ------------------------------------
                                           President and Chief Executive Officer

I, Bruce Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of eResearchTechnology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                       /s/ Bruce Johnson
                                               --------------------------
                                               Sr. Vice President and
                                               Chief Financial Officer