Form 10-K
period 2002-12-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2003-03-14
CIK 1026650

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2002
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 0-29100

eResearchTechnology, Inc.
(Exact name of issuer as specified in our charter)

Delaware (State of incorporation)	22-3264604 (I.R.S. Employer Identification No.)

30 South 17th Street Philadelphia, PA 19103
(Address of Principal Executive Offices – Zip Code)

Registrant’s telephone number, including area code: (215) 972-0420

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes      No

The aggregate market value of the registrant’s Common Stock, $.01 par value, held by non-affiliates, computed by reference to the closing price of the Common Stock as reported by NASDAQ on June 28, 2002 was $147,915,338.

Number of shares of Common Stock of the registrant issued and outstanding as of March 11, 2003 was 10,870,555

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (items 10, 11, 12 and 13) is incorporated by reference from the Registrant’s definitive proxy statement for its 2003 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A.

TABLE OF CONTENTS

Item Number

PART I
1	Business
General
Product and Service Offerings
Technology
Research and Development
Our Customers
Sales and Marketing
Competition
Government Regulation
Potential Liability and Insurance
Intellectual Property
Employees
Website
2	Properties
3	Legal Proceedings
4	Submission of Matters to a Vote of Security Holders

Special	Executive Officers of Registrant

PART II
5	Market for Registrant’s Common Equity and Related Stockholder Matters
6	Selected Financial Data
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
Overview
Results of Operations
Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001
Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000
Liquidity and Capital Resources
Inflation
Recent Pronouncements
Critical Accounting Policies
Risks Related to our Business
7A	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Foreign Currency Risk
8	Financial Statements and Supplementary Data
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
10	Directors and Executive Officers of the Registrant
11	Executive Compensation
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13	Certain Relationships and Related Transactions
14	Controls and Procedures

PART IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Certifications
Index to Consolidated Financial Statements and Schedule

Back to Contents

PART I

ITEM 1.	BUSINESS

General

We provide technology and services that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic services (Cardiac Safety services or EXPeRT eECG services) and a leading provider of technology and services that streamline the clinical trials process by enabling our customers to evolve from traditional, paper-based methods to electronic processing that leverages the power of the Internet.

We were founded in 1977 to provide Cardiac Safety services used to evaluate the safety of new drugs. In February 1997, we completed an initial public offering of our common stock. In October 1997, we acquired the assets and business of a provider of clinical research technology and consulting services to the pharmaceutical, biotechnology and medical device industry. In the second half of 1999, we closed our international clinical research organization (CRO) operation, including clinical trial and data management services, and in December 1999 we sold our domestic CRO operation to SCP Communications, Inc.

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection and interpretation and new drug, biologic and device application submission. Our products and services are provided globally through two business segments: Cardiac Safety, which includes centralized Cardiac Safety services; and Clinical Research Technology and Services, which includes the developing, marketing and support of clinical research technology. Our Cardiac Safety services are utilized by clinical trial sponsors and CROs during their conduct of clinical trials. Our Clinical Research Technology and Services segment includes the licensing of our proprietary software products and the provision of maintenance and consulting services in support of our proprietary software products and, therefore, have been aggregated in one segment. See Note 11 to the Consolidated Financial Statements appearing herein for information pertaining to the amounts of net revenue, operating profit and identifiable assets attributable to each of our industry segments for our last three fiscal years.

We conduct our operations through offices in the United States and the United Kingdom (UK). Our international net revenues represented 20.5%, 21.5% and 23.8% of total net revenues for the years ended December 31, 2000, 2001 and 2002, respectively. See Note 11 to the Consolidated Financial Statements appearing herein for information pertaining to our international operations.

We offer our products and services through our two segments as follows:

Cardiac Safety

EXPeRT™ eECG.     Diagnostic tests are employed in clinical trials to measure the effect of the product on certain body organs and systems in order to determine the product’s safety. Cardiac Safety testing is one example of these diagnostic tests. Cardiac Safety services are provided by us through our regulatory compliant (Title 21 CFR, Part 11) EXPeRT Cardiac Safety Intelligent Data Management System, which provides for workflow enabled cardiac safety data collection, interpretation and distribution of electrocardiographic (ECG) data and images. EXPeRT was launched in August 2002 and is designed specifically to address the emerging global regulatory guidance and technical standards for digital ECG processing to include digital collection, waveform measurements and annotations, review and output to the regulatory standard file format. EXPeRT also provides for paper-based ECG processing, ECG scan to digital files and effective distribution of cardiac safety data through the Digital ECG Community technology, which provides timely access to safety and related trial information in an easy to use format. These services, which we provide on a centralized basis, are required as part of many new drug studies. Digital or paper ECGs and digital or analog Holter recordings are also delivered to us for processing, interpretation and distribution of cardiac safety data. We also rent cardiac safety equipment to clients to perform the ECGs and Holter recordings and provide electronic ECG collection and web-based data reporting services.

We provide the following centralized cardiac safety testing services as part of our EXPeRT “eECG” services:

Back to Contents

•	Paper 12-lead Electrocardiography. The ECG provides an electronic map of the heart’s rhythm and structure, and typically is performed in most clinical trials. ECGs are measured by our cardiac safety specialists utilizing a high-resolution digitizing system, and are then interpreted by a physician electrocardiographer.

•	Digital Modem ECG. Digital Modem ECG allows the investigator to telephonically transmit 12-lead ECG data directly to us for interpretation and rapid return of results back to the investigator and the sponsor. ECGs are measured by our cardiac safety specialists utilizing an on screen, high-resolution caliper placement system, and are then interpreted by a physician electrocardiographer.

•	Holter Recording. Holter Recording is a 24- or 48-hour continuous ECG recording of the heart’s rhythm on a cassette tape that is reviewed by a cardiac safety specialist and then by a physician electrocardiographer. Holter data reported by us is provided for studies assessing the incidence of arrhythmias, cardiac ischemia and/or heart rate variability findings.

•	Digital 12-lead Holter Recording. Digital 12-lead Holter Recording is a continuous recording of 12-lead ECGs for up to 24-hours. Digital 12-lead ECG signals are recorded onto compact flash memory cards and submitted to us. From these recordings, 12-lead ECGs can be evaluated at specific time points or dynamically over the entire duration of the recording. These ECGs are measured by a cardiac safety specialist and then interpreted by a physician electrocardiographer. Digital 12-lead Holter Recordings can also be used for studies assessing the incidence of arrhythmias, cardiac ischemia and/or heart rate variability findings.

•	Digital ECG Community. Digital ECG Community, an eResCom solution (see Clinical Research Technology and Services) is a secure web-based product that extends the reach of our ECG collection and interpretation services by providing clients and investigators access to clinical cardiac safety data, extensive reporting capabilities on key study metrics, and a broad array of resources for use throughout the clinical trial process.

Clinical Research Technology and Services

We develop, market and support clinical research technology and provide services to pharmaceutical, biotechnology and medical device companies.

We offer a broad range of products and services that our customers can use, as an integrated enterprise solution or on a modular basis, to link important data with the key participants in a clinical trial: sponsoring manufacturers, investigating physicians, patients or subjects and any CRO that a sponsor may use to help in conducting a clinical trial.

eResNet™.     The eResearch Network™ (eResNet) technology provides an integrated end-to-end clinical research solution that includes trials, data and safety management modules. The value of an eResNet is that we allow a sponsor or CRO to establish an infrastructure that connects multiple participants in the clinical trial process and that can be used repeatedly for future clinical trials. As an established infrastructure, an eResNet will allow a sponsor or CRO to improve the efficiency and speed of the clinical trial by automating the process for conducting each new clinical trial.

eDE™.     eData Entry™ (eDE) technology provides a comprehensive electronic data capture (EDC) capability comprised of technology and consulting services formulated to deliver rapid time to benefit for electronic trial initiatives. EDC offerings include a hosted turnkey electronic clinical trial environment that requires no capital investment or significant business process redesign. The program includes comprehensive system implementation, study support, and site support services. Sponsor, CRO and investigative site access is delivered through our eResearch Community™ (eResCom), a clinical research portal that serves as a focal point for trial stakeholders accessing our EDC technology, eResearch Dashboard™ key trial metrics, and related trial information.

eResCom™.     eResCom is a central command and control Web portal that provides real-time information related to monitoring clinical trial activities, data quality, and safety. The eResCom technology is specifically designed to optimize clinical research assets – people, processes, and information – by providing the participants in clinical research access to real time analysis and decision support capabilities, and a wide array of value added services and content designed to optimize the clinical research process. eResCom includes our eResearch Dashboard and eHealth Education™ modules.

Back to Contents

All of our technology offerings are available to be licensed over a renewable annual term (annual license) in addition to a traditional perpetual license with annual maintenance, with the exception of eDE, which is offered only through an annual license or a license corresponding to the length of a specific trial. All technology offerings may, at our customer’s option, be hosted by a third party we designate or installed on our customer’s computing infrastructure. Through our flexible offerings, we seek to build market share and obtain customers who were not otherwise willing to purchase software solutions by traditional means. Also, the eResCom annual license is positioned for organizations that have implemented systems from multiple vendors in areas as diverse as EDC, LIMS, trial management, clinical data management, and adverse event management. This technology enables clients to address a long standing problem with regard to the inability to aggregate, integrate and provide access to disparate clinical data from a variety of sources that is required to make timely decisions.

We offer a complete spectrum of packaged consulting services backed by experienced personnel dedicated to providing quality services to our clients. In a number of areas, we provide predefined services and customer kits designed to accelerate each step of the implementation process.

Product and Service Offerings
Product/Services	Description

EXPeRT™ eECG	Our Cardiac Safety division provides intelligent, workflow-enabled data handling and distribution of digital and paper-based ECG data and images as well as analysis and physician electrocardiographer interpretation of ECGs performed on research subjects in connection with our customers’ clinical trials. This service permits assessment of the safety of therapies by documenting the occurrence of cardiac electrical change.

EXPeRT further enhances our ECG services by permitting physician electrocardiographers, with proper security access, linked on our network to perform telecardiology, which is the ability to access and evaluate ECGs electronically in remote locations. We also establish rules for standardized and automated workflow management, allowing audit trail accounting and generating safety and operational efficiency reports for sponsors and investigators. EXPeRT permits the digital receipt, annotation and review of ECGs as well as allowing for paper ECGs to be scanned into a digital format and then to be annotated and submitted to the physician electrocardiographer for interpretation and to be viewed as side-by- side ECG images for comparison, supplemented by the ability to review prior patient ECG tracings.

eResearch Network™ (eResNet™)	An integrated end-to-end clinical research solution that includes the following modules:

eStudy Conduct™	An Internet-based technology to set up clinical trials, establish standards, track study activities, plan resources, distribute supplies, manage the financial aspects of a trial and electronically view clinical trial data on the Internet.

Back to Contents

eData Management™ (eDM™)	An Internet-based technology for collecting, editing and managing clinical trial data in any computing environment. Customers use this technology to analyze data, resolve incomplete or erroneous data entries and support early locking of the database for a particular trial. This product easily integrates with a wide variety of third-party software applications for imaging, workflow and data analysis.

eSafety Net™	An Internet-based adverse event management system. This application facilitates compliance by sponsors, CROs and investigators with regulatory reporting requirements regarding adverse events and with the sponsor’s or CRO’s own internal requirements for safety data analysis. Sponsors or CROs can configure this application to match their own processes and forms.

eData Entry™ (eDE™)	An electronic data capture (EDC) system permitting investigators to use standard Internet browser tools to input data into a centralized eDM database. eDE’s tight integration with eDM facilitates rapid rollout of EDC trials and the ability to blend EDC and traditional paper-based electronic sites in a single trial.

eResearch Community™ (eResCom™)	A central command and control portal that provides real-time information related to monitoring clinical trial activities, data collection and safety. This Internet-based tool, which includes the eResearch Dashboard™ and eHealth Education™ modules, allows participants in the clinical trial to follow the progress and conduct of a study based on frequently updated data using the Internet. This product allows the participant to analyze data and generate reports in a broad variety of formats that permits early strategic intervention in the clinical trial. eResCom also includes a web-based training environment that allows clinical research professionals to learn about technology developments, new products, clinical protocols and other educational matters.

Consulting	We provide a full spectrum of consulting services for all of our products that augment the implementation and execution efforts of customers. The spectrum of services includes study initiation, project management, education, configuration, technology and regulatory review, research dashboards and electronic reporting, uniform standards and standard operating procedures and migration services. Following the implementation, we provide on-site research and technology advisory services, support services, including online support, help desk, and maintenance.

Our products use common interfaces and common data delivery standards, allowing clinical trial participants to learn how to use additional applications with minimal training. By establishing common naming standards for data that clinical trial participants may share across applications, departments and global locations, sponsors and CROs can improve data integrity and accelerate reconciliation of information. Our products and services can work with and connect to leading third party finance, enterprise resource planning and research software through a batch load utility that we have developed.

Technology

Our eResNet, eDE and eResCom applications are developed with web architectures. We develop these applications using industry-standard development tools including XML, HTML, Visual Basic, Java and Oracle Developer, all of which provide rapid access to the underlying Oracle database. Our philosophy of using industry-standard tools allows us to focus our attention on the features and functions delivered through the client interface and the application layer in order to meet our customers’ strategic business requirements. Our customers also use those tools to benefit from the underlying data stored in the clinical database.

Back to Contents

In order to be able to support the transition of our customers from the previous client/server architecture to the current web architecture, we have been evolving our development platform from one completely dependent on Oracle Developer to one that utilizes a combination of Oracle Developer, Visual Basic, XML, Java and HTML. We continue to use the Oracle database server to provide data storage and database-level stored procedures and triggers to maintain consistent processing of data and to minimize network traffic for the execution of standard operations. Our currently supported platforms are Win95, Windows NT and Win2000.

Research and Development

We have been developing our products and services for more than 20 years through our current business or through that of our predecessors. Our applications have progressed from mainframe through two-tiered client-server processing and are now three-tiered web architecture. We have developed our software to take advantage of the power of the Internet. We continue to advance our products by enhancing the human interface of the modules.

As of December 31, 2002, we had 29 employees engaged in research and development, together with 13 consultants. Our research and development efforts are focused on improving and enhancing our existing products and services as well as developing new products and services. We are also partnering with other companies to broaden our product offerings.

We developed an internal application services provider capability in support of our Digital ECG Community service offering. Additionally, we have a relationship with International Business Machines Corporation (IBM) to deliver the eResNet, EDC and eResCom as a hosted offering. Research and development expenses were $4.8 million for 2000, $4.9 million for 2001 and $4.3 million for 2002.

Our Customers

We serve pharmaceutical, biotechnology and medical device companies as well as CROs. In Cardiac Safety, we have master service agreements with 68 clients and provide our solutions to 13 of the 15 largest pharmaceutical companies globally. In Clinical Research Technology and Services, we have 50 clients representing over 200 software modules installed worldwide. In 2002, two customers, Pharmacia Corporation and Novartis AG, each accounted for 10% or more of our consolidated net revenues.

Sales and Marketing

We market and sell products and services primarily through our global direct sales, sales support and professional services organization. As of December 31, 2002, our Business Development Team consisted of approximately 35 sales, marketing and consulting professionals worldwide, which included a direct sales force of 20 sales professionals located in Philadelphia, Pennsylvania, Bridgewater, New Jersey and Peterborough, United Kingdom.

We focus our marketing efforts on educating our target market, generating new sales opportunities and increasing awareness of our solutions. We conduct a variety of marketing programs globally, including an annual software users conference, vendor days at clients’ offices, business seminars, trade shows, press relations and industry analyst programs and advisory councils.

Our sales cycle generally begins with our response to a request from a sponsor or CRO for a proposal to address a customer-specific research requirement. We then engage at our expense in a series of consultations, workshops, implementation reviews, final proposals and contract negotiations prior to the time when the prospective customer has any obligation to purchase our products or services. During this process, we involve our sales, consulting and senior management personnel in a collaborative approach. Our sales cycle can vary from a few weeks to as long as nine months depending upon the scope of the products and services being discussed and the scope of the clinical trial.

Competition

The market for our products and services is extremely fragmented, with hundreds of companies providing niche solutions to satisfy small parts of the clinical research process. We believe we are the only provider of technology-based solutions in the clinical research industry that offers end-to-end research solutions that take advantage of the power of the Internet while also addressing manual, paper-based processes used in clinical research. With the launch of EXPeRT in August 2002, we were first to utilize technology to address the digital initiative in providing ECG services.

Back to Contents

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

We believe that the principal competitive factors affecting our market include:

•	customer service

•	a significant base of reference customers

•	breadth and depth of solution, including the ability to accommodate both electronic forms and manual, paper-based research methods of data collection, management and analysis

•	product quality and performance

•	core technology and product features

•	ability to implement solutions

•	capacity

•	price

•	financial and organizational stability

Although we believe that our solutions currently compete favorably with respect to these factors, our market is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

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

Because our products and services assist the sponsor or CRO in conducting the trial and preparing the new drug, biologics, or device application, we must comply with these requirements. We also must comply with similar regulatory requirements in foreign countries. These foreign regulations vary somewhat from country to country, but generally establish requirements similar to those of the FDA.

In March 1997, the FDA promulgated regulations related to requirements for computer systems, which support electronic records and electronic signatures. These regulations define requirements for system control, security, authentication, validation and retention of electronic records. The FDA has issued several guideline documents associated with the use of computerized systems in clinical trials and management of electronic records. The guidelines outline the controls for those who use computerized systems in clinical trials to ensure the same degree of confidence as exists with paper-based systems.

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

In November 2001, the FDA held a public meeting at which it proposed requiring sponsors of new drugs to submit ECG raw data in digital format and annotated. Annotated data refers to the defining of measurement points and events that are used in the analysis of such data. A more recent meeting held in January 2003, which was supported by a preliminary concept paper issued in November 2002, further discussed the trial design, ECG acquisition, analysis and reporting for digital ECGs.

Back to Contents

We believe that we have designed our products and services to be consistent with the FDA’s recommendations as referred to above and to comply with applicable regulatory requirements.

Potential Liability and Insurance

We attempt to manage our risk of liability for personal injury or death to patients from administration of products under study through contractual indemnification provisions with clients and through insurance maintained by our clients and us. Contractual indemnification generally does not protect us against certain of our own actions, such as negligence. The terms and scope of such indemnification vary from client to client and from trial to trial. Although most of our clients are large, well-capitalized companies, the financial viability of these indemnification provisions cannot be assured. Therefore, we bear the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations to us. We maintain errors and omissions liability insurance in the amount of $6 million per claim and professional liability insurance in the amount of $1 million per claim. Our operating results could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage maintained by us or the client or where the indemnifying party does not fulfill its indemnification obligations to us.

Intellectual Property

Our services have been enhanced by significant investment in information technology. Our information services group is committed to achieving operating efficiencies through technical advances. We have developed certain computer software and technically derived procedures that we seek to protect through a combination of contract law, trademarks and trade secrets. We have sought patent protection in the United States, Canada and the European Union for certain aspects of our method and systems for processing ECGs through the EXPeRT system, although there is no assurance such protection will be granted. Although we do not believe that our intellectual property rights are as important to our results of operations as are such factors as technical expertise, knowledge, ability and experience of our professionals, we believe that our technical capabilities provide significant benefits to our clients.

Employees

At December 31, 2002, we had a total of 224 employees, with 182 employees (178 full-time, 4 part-time) at our locations in the United States and 42 full-time employees at our location in the United Kingdom. We had 133 employees performing services directly for our clients, 29 employees in research and development, 35 employees in sales and marketing and 27 employees involved in general and administrative activities.

We are not a party to any collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to unionize our employees. We consider our relationship with our employees to be good.

Website

Our website address is www.ert.com. We have posted to our website each annual report on Form 10-K, quarterly report on Form 10-Q, current report on Form 8-K, and all amendments to these reports and, since November 15, 2002, have posted such reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. You may access and print these forms free of charge from our website.

ITEM 2.	PROPERTIES

Our corporate headquarters are located at 30 South 17th Street, Philadelphia, Pennsylvania, where we lease approximately 30,000 square feet, of which approximately 840 square feet is subleased to a third party. Our lease expires in August 2005. We also lease a 30,944 square foot facility in Bridgewater, New Jersey under a lease that expires August 2010 and an 8,840 square foot facility in Peterborough, United Kingdom under a lease that expires September 2009. We operate our Cardiac Safety segment from our Philadelphia, Bridgewater and Peterborough locations and our Clinical Research Technology and Services segment primarily from our Bridgewater location.

Back to Contents

We anticipate that we may require additional space for our operations as we expand, and believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

On or about May 3, 2002, an action entitled Digital Angel Corporation, Inc., f/k/a Medical Advisory Systems, Inc. (Digital Angel) vs. eResearchTechnology, Inc., f/k/a Premier Research Technology Ltd. (Docket No. ATL-L-1570-02) was filed against us in the Superior Court of New Jersey, Law Division, Atlantic County, alleging that we breached certain agreements executed in 2000 between Medical Advisory Systems, Inc. and us, including an Amended and Restated Services, Sales and Co-Marketing Agreement (the “Services Agreement”), and seeking compensatory, consequential and punitive damages in an unspecified amount, as well as fees and costs. We filed an answer to this Complaint denying the allegations of the Complaint and asserted counterclaims against Digital Angel for, among other things, Digital Angel’s breach of the Services Agreement, seeking compensatory, consequential and punitive damages, as well as fees and costs. This state court action is currently inactive.

On or about June 12, 2002, we filed an action entitled eResearchTechnology, Inc., f/k/a Premier Research Worldwide, Ltd. v. U.S. Bank, N.A. in the Superior Court of New Jersey, Chancery Division,Mercer County, which was subsequently removed to the United States District Court for the District of New Jersey (Docket No. 02-cv-3347), alleging that U.S. Bank, which was the transfer agent for the Digital Angel common stock, violated Article 8 of the Uniform Commercial Code by refusing or unreasonably delaying the registration of the transfer of certain Digital Angel shares sold, or to be sold, by us pursuant to Rule 144 of the Securities Act of 1933. We sought injunctive relief and money damages against U.S. Bank. The Court permitted Digital Angel to join in this action as a party defendant and to assert the same claims against us that it asserted in the New Jersey state court lawsuit referenced above. We reasserted in this federal action our state court claims against Digital Angel and our defenses to Digital Angel’s claims. On October 21, 2002, the Court granted our summary judgment motion as to Digital Angel, ordering Digital Angel to take all steps necessary to register our transfers. Digital Angel has since registered our transfers and we continue to seek the award of money damages from both Digital Angel and U.S. Bank relative to their failure to effectuate these transfers on a timely basis. The Digital Angel claims against us for money damages, and our claims against Digital Angel for money damages, relative to the Services Agreement claims, also continue pending in this federal action. We intend to continue to pursue and defend the action vigorously. Given the disposition of our claim for injunctive relief, and based upon our understanding of Digital Angel’s claims, we believe that, pending any material development, this action no longer meets the rules of the Securities and Exchange Commission for inclusion in future Reports on Form 10-K or 10-Q.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters during the fourth quarter of the year covered by this Report to a vote of the security holders through the solicitation of proxies or otherwise.

Back to Contents

SPECIAL ITEM.	EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. Our executive officers are as follows:

Name	Age	Position

Joseph A. Esposito	50	President, Chief Executive Officer and Director
Joel Morganroth, MD	57	Chairman and Chief Scientist
Robert S. Brown	47	Senior Vice President, Outsourcing Partnerships
Scott Grisanti	40	Senior Vice President, Business Development and Chief Marketing Officer
Bruce Johnson	52	Senior Vice President and Chief Financial Officer
Jeffrey S. Litwin, MD	45	Senior Vice President and Chief Medical Officer
Anna Marie Pagliaccetti, Esq.	37	Vice President, General Counsel and Secretary
Vincent Renz	46	Senior Vice President, Technology and Consulting and Chief Technology Officer

Mr. Esposito has served as our President and Chief Executive Officer since March 2001. Mr. Esposito formerly served as our President and Chief Operating Officer from April 1998 until March 2001 and has served as a member of our Board of Directors since 1999. He also served as President of our Clinical Research Technology and Services division from October 1997 to April 1998. From May 1997 through October 1997, he was President of DLB Systems, Inc. He has over 28 years experience in technology, working closely with pharmaceutical companies in the areas of clinical research, supply chain management and regulatory document management. Mr. Esposito was awarded the 2002 Ellis Island Medal of Honor by Congress and the National Ethnic Coalition Organization for outstanding citizenship, individual achievement and encouragement of cultural unity.

Dr. Morganroth has served as our Chairman since 1999, our Chief Scientist since March 2001 and a member of our Board of Directors since 1997. He served as our Chief Executive Officer from 1993 to March 2001. In addition, Dr. Morganroth has consulted for us since 1976. Dr. Morganroth is a globally recognized cardiologist and clinical researcher. Dr. Morganroth served for over ten years as a Medical Review Officer/Expert for the U.S. Food and Drug Administration.

Mr. Brown has been our Senior Vice President, Outsourcing Partnerships since July 2002. From January 2000 to June 2002, Mr. Brown was our Senior Vice President, Cardiac Safety. From December 1997 to December 1999, Mr. Brown served as our Vice President, Business Development. Mr. Brown has been employed with us for over 20 years.

Mr. Grisanti has been our Senior Vice President, Business Development and Chief Marketing Officer since October 2000. Mr. Grisanti was previously employed by ClearCross, Inc., a provider of global commerce management solutions, from November 1998 to October 2000, most recently as Area Vice President of Sales. Prior to that, he was Director of Sales for Metasys, a provider of strategic supply chain execution applications, from December 1996 to November 1998.

Mr. Johnson has been our Senior Vice President and Chief Financial Officer since February 2000. He also served as our Secretary from February 2000 to April 2002. Mr. Johnson has 30 years of previous experience in public accounting and financial management positions. From March 1999 to November 1999, Mr. Johnson served as Chief Operating Officer and Chief Financial Officer of HealthAxis.com. From February 1988 to March 1999, Mr. Johnson was employed by N2K Inc., an online music entertainment company, most recently as Senior Vice President, Chief Financial Officer and director. Mr. Johnson is a certified public accountant.

Dr. Litwin is a cardiologist and has been our Senior Vice President and Chief Medical Officer since July 2000. Dr. Litwin was previously employed by Executive Health Group, a leading international provider of physical examinations for corporate executives, from May 1993 to July 2000, most recently as Executive Vice President and Chief Operating Officer. Dr. Litwin also served as a consultant for Schlumberger, Ltd. from March 1996 to July 2000 and for the American and National League of Professional Baseball Clubs from April 1995 to March 1999.

Back to Contents

Ms. Pagliaccetti has been our Vice President and General Counsel since August 2001. She has also served as our Secretary since April 2002. From March 2000 to August 2001, Ms. Pagliaccetti served as our Corporate Controller and Associate General Counsel. Prior to joining us, Ms. Pagliaccetti served as Corporate Controller for CDNOW, Inc. and its predecessor companies from December 1993 to March 2000. Ms. Pagliaccetti is licensed to practice law in Pennsylvania and is also a certified public accountant. She is a member of the American and Pennsylvania Bar Associations and the American Institute of Certified Public Accountants.

Mr. Renz has been our Senior Vice President and Chief Technology Officer since January 2000. Mr. Renz served as our Vice President and General Manager of our Clinical Research Technology and Services division from May 1998 to December 1999. Prior to joining us, from January 1998 to May 1998, he worked as a consultant in defining the Client Services infrastructure for the Clinical Research Technology and Services division. Mr. Renz was Vice President, Client Services for Computron Software Inc. from May 1988 to November 1997.

Back to Contents

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been traded on the NASDAQ National Market System since February 4, 1997, currently under the symbol “ERES.” Below is the range of high and low sales prices for the common stock for the following quarters as quoted on the NASDAQ National Market System:

Calendar Period	High	Low

2001
First Quarter	$6.17	$2.75
Second Quarter	3.93	2.50
Third Quarter	5.33	3.33
Fourth Quarter	7.99	3.97

2002
First Quarter	$11.33	$6.71
Second Quarter	16.89	9.83
Third Quarter	19.31	12.80
Fourth Quarter	19.46	10.87

We have never declared or paid any cash dividend on our common stock. We do not anticipate paying any cash dividends in the foreseeable future, and we intend to retain future earnings for the development and expansion of our business.

As of March 11, 2003, there were approximately 57 holders of record of our common stock.

Back to Contents

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

Consolidated Statements of Operations Data (in thousands, except per share data)
	Year Ended December 31,

	1998	1999	2000	2001	2002

Net revenues:
Licenses	$5,142	$4,381	$5,189	$1,372	$2,119
Services	14,611	21,694	22,878	26,625	39,407
CRO operations	12,054	16,710	—	—	—

Total net revenues	31,807	42,785	28,067	27,997	41,526

Costs of revenues:
Cost of licenses	138	319	721	576	896
Cost of services	9,131	12,578	13,296	12,388	17,117
Cost of CRO operations	10,488	12,512	—	—	—

Total costs of revenues	19,757	25,409	14,017	12,964	18,013

Gross margin	12,050	17,376	14,050	15,033	23,513

Operating expenses:
Selling and marketing	3,764	5,124	4,754	5,427	6,719
General and administrative	4,966	6,565	6,593	5,188	5,695
Research and development	3,131	2,472	4,840	4,865	4,256
Write-off of registration costs	—	—	782	—	—

Total operating expenses	11,861	14,161	16,969	15,480	16,670

Operating income (loss)	189	3,215	(2,919)	(447)	6,843
Other income, net	1,012	735	1,770	941	868
Investment impairment charge	—	—	—	(5,686)	—
Gain on sale of domestic CRO operation	—	4,850	2,114	1,422	35

Income (loss) before income taxes and minority interest	1,201	8,800	965	(3,770)	7,746
Income tax provision (benefit)	480	3,520	322	(112)	1,596

Minority interest dividend(1)	—	—	523	116	—

Net income (loss)	$721	$5,280	$120	$(3,774)	$6,150

Basic net income (loss) per share	$0.07	$0.50	$0.01	$(0.36)	$0.59
Diluted net income (loss) per share	$0.07	$0.49	$0.01	$(0.36)	$0.54

Consolidated Balance Sheet Data (in thousands)
	December 31,

	1998	1999	2000	2001	2002

Cash, cash equivalents and short-term investments	$16,490	$21,065	$27,657	$18,430	$26,750
Working capital	20,017	25,266	30,689	20,689	24,693
Total assets	40,172	45,212	53,964	41,000	53,392
Total stockholders’ equity	30,941	35,377	34,170	32,792	40,580

(1) Represents a minority interest dividend earned by a preferred stockholder.

Back to Contents

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Forward-Looking Information

The following discussion and analysis should be read in conjunction with our financial statements and the related notes to the financial statements appearing elsewhere in this Annual Report. The following includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as anticipate, believe, expect, intend, and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. These forward-looking statements are subject to risks and uncertainties such as competitive factors, technology development, market demand and our ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects, and internal issues of the sponsoring client. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further information on potential factors that could affect our financial results can be found towards the end of this section of the Report.

Overview

We are a provider of technology and services that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic services (Cardiac Safety services or EXPeRT eECG services) and a leading provider of technology and services that streamline the clinical trials process by enabling our customers to evolve from traditional, paper-based methods to electronic processing that leverages the power of the Internet.

We were founded in 1977 to provide Cardiac Safety services used to evaluate the safety of new drugs. In February 1997, we completed an initial public offering of our common stock. In October 1997, we acquired the assets and business of a provider of clinical research technology and consulting services to the pharmaceutical, biotechnology and medical device industry. In the second half of 1999, we closed our international clinical research organization (CRO) operation, including clinical trial and data management services, and in December 1999 we sold our domestic CRO operation to SCP Communications, Inc.

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection, interpretation and new drug or device application submission. Our products and services are provided globally through two business segments: Cardiac Safety, which includes centralized Cardiac Safety services; and Clinical Research Technology and Services, which includes the developing, marketing and support of clinical research technology. Our Cardiac Safety services are utilized by clinical trial sponsors and CROs during their conduct of clinical trials. Our Clinical Research Technology and Services segment includes the licensing of our proprietary software products and the provision of maintenance and consulting services in support of our proprietary software products and, therefore, have been aggregated in one segment. See Note 11 to the Consolidated Financial Statements appearing herein for information pertaining to the amounts of net revenue, operating profit and identifiable assets attributable to each of our industry segments for our last three fiscal years.

Our license revenues consist of license fees for upfront license sales and monthly and annual license sales. Our services revenues consist of Cardiac Safety services, technology consulting and training services and software maintenance services.

We recognize software revenues in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9. Accordingly, we recognize up-front license fee revenues under the residual method when a formal agreement exists, delivery of the software and related documentation has occurred, collectibility is probable and the license fee is fixed or determinable. We recognize monthly and annual license fee revenues over the term of the arrangement. Hosting service fees are recognized evenly over the term of service. Cardiac Safety service revenues consist of revenues from services that we provide on a fee-for-service basis and we recognize such revenues as the services are performed. We recognize revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. We provide consulting and training services on a time and materials basis and recognize revenues as we perform the services.

Back to Contents

Cost of licenses consists primarily of applications service provider (ASP) fees for those customers that choose hosting, the cost of producing compact disks and related documentation and royalties paid to third parties in connection with their contributions to our product development. Cost of services includes the cost of Cardiac Safety services and the cost of technology consulting, training and maintenance services. Cost of Cardiac Safety services consists primarily of direct costs related to our centralized Cardiac Safety services and includes wages, fees paid to outside consultants, depreciation, shipping expenses and other direct operating costs. Cost of technology consulting, training and maintenance services consists primarily of wages, fees paid to outside consultants and other direct operating costs related to our consulting and customer support functions. Selling and marketing expenses consist primarily of wages and commissions paid to sales personnel, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of wages and direct costs for our finance, administrative, corporate information technology and executive management functions, in addition to professional service fees. Research and development expenses consist primarily of wages paid to our product development staff, costs paid to outside consultants and direct costs associated with the development of our technology products.

We conduct our operations through offices in the United States and the United Kingdom (UK). Our international net revenues represented 20.5%, 21.5% and 23.8% of total net revenues for the years ended December 31, 2000, 2001 and 2002, respectively.

Results of Operations

The following table presents certain financial data as a percentage of total net revenues:

	Year Ended December 31,

	2000	2001	2002

Net revenues:
Licenses	18.5%	4.9%	5.1%
Services	81.5%	95.1%	94.9%

Total net revenues	100.0%	100.0%	100.0%

Costs of revenues:
Cost of licenses	2.6%	2.1%	2.2%
Cost of services	47.3%	44.2%	41.2%

Total costs of revenues	49.9%	46.3%	43.4%

Gross margin	50.1%	53.7%	56.6%

Operating expenses:
Selling and marketing	16.9%	19.4%	16.2%
General and administrative	23.5%	18.5%	13.7%
Research and development	17.2%	17.4%	10.2%
Write-off of registration costs	2.9%	—	—

Total operating expenses	60.5%	55.3%	40.1%

Operating (loss) income	(10.4%)	(1.6%)	16.5%
Other income, net	6.3%	3.3%	2.1%
Investment impairment charge	—	(20.3%)	—
Gain on sale of domestic CRO operation	7.5%	5.1%	0.1%

Income (loss) before income taxes and minority interest	3.4%	(13.5%)	18.7%
Income tax provision (benefit)	1.1%	(0.4%)	3.9%
Minority interest dividend	1.9%	0.4%	—

Net income (loss)	0.4%	(13.5%)	14.8%

Back to Contents

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

The following table presents statements of operations with product line detail (in thousands):

	Year Ended December 31,

	2001	2002	Increase (Decrease)

Licenses:
Net revenues	$1,372	$2,119	$747	54.4%
Costs of revenues	576	896	320	55.6%

Gross margin	796	1,223	427	53.6%
Services:
Cardiac Safety
Net revenues	19,617	33,062	13,445	68.5%
Costs of revenues	8,596	14,236	5,640	65.6%

Gross margin	11,021	18,826	7,805	70.8%
Technology consulting and training
Net revenues	3,104	2,464	(640)	(20.6%)
Costs of revenues	2,346	1,621	(725)	(30.9%)

Gross margin	758	843	85	11.2%
Software maintenance
Net revenues	3,904	3,881	(23)	(0.6%)
Costs of revenues	1,446	1,260	(186)	(12.9%)

Gross margin	2,458	2,621	163	6.6%
Total services
Net revenues	26,625	39,407	12,782	48.0%
Costs of revenues	12,388	17,117	4,729	38.2%

Gross margin	14,237	22,290	8,053	56.6%
Total
Net revenues	27,997	41,526	13,529	48.3%
Costs of revenues	12,964	18,013	5,049	38.9%

Gross margin	15,033	23,513	8,480	56.4%

Operating expenses:
Selling and marketing	5,427	6,719	1,292	23.8%
General and administrative	5,188	5,695	507	9.8%
Research and development	4,865	4,256	(609)	(12.5%)

Total operating expenses	15,480	16,670	1,190	7.7%

Operating income (loss)	(447)	6,843	7,290	1630.9%
Other income, net	941	868	(73)	(7.8%)
Investment impairment charge	(5,686)	—	5,686	100.0%
Gain on sale of domestic CRO operation	1,422	35	(1,387)	(97.5%)

Income (loss) before income taxes and minority interest	(3,770)	7,746	11,516	305.5%
Income tax provision (benefit)	(112)	1,596	1,708	1525.0%
Minority interest dividend	116	—	(116)	(100.0%)

Net income (loss)	$(3,774)	$6,150	$9,924	263.0%

Back to Contents

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Year Ended December 31,
			Increase (Decrease)
	2001	2002

Cost of licenses	42.0%	42.3%	0.3%
Cost of services:
Cardiac Safety	43.8%	43.1%	(0.7%)
Technology consulting and training	75.6%	65.8%	(9.8%)
Software maintenance	37.0%	32.5%	(4.5%)
Total cost of services	46.5%	43.4%	(3.1%)
Total costs of revenues	46.3%	43.4%	(2.9%)

Operating expenses:
Selling and marketing	19.4%	16.2%	(3.2%)
General and administrative	18.5%	13.7%	(4.8%)
Research and development	17.4%	10.2%	(7.2%)

Total net revenues increased 48.3% to $41.5 million for the year ended December 31, 2002 compared to $28.0 million for the year ended December 31, 2001.

License revenues increased 54.4% to $2.1 million for the year ended December 31, 2002 from $1.4 million for the year ended December 31, 2001. The increase in license revenues was primarily due to an increase in software licensed during the year ended December 31, 2002.

Total service revenues increased 48.0% to $39.4 million for the year ended December 31, 2002 from $26.6 million for the year ended December 31, 2001.

Cardiac Safety service revenues increased 68.5% to $33.1 million for the year ended December 31, 2002 from $19.6 million for the year ended December 31, 2001. The increase in Cardiac Safety service revenues was primarily due to increased sales volume with both new and existing clients, including an increase in revenue from the rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures.

Technology consulting and training service revenues decreased 20.6% to $2.5 million for the year ended December 31, 2002 compared to $3.1 million for the year ended December 31, 2001. The decrease in technology consulting and training service revenues was primarily due to reductions in consulting activity for our existing clients, partially offset by increases in implementation fees from new licenses.

Software maintenance service revenues were unchanged at $3.9 million for the years ended December 31, 2002 and 2001. Software maintenance service revenues did not increase proportionately with license revenues due to a low level of new license sales that included maintenance as a separate component of revenue. Annual licenses do not contain a separate maintenance component.

Total cost of revenues increased 38.9% to $18.0 million for the year ended December 31, 2002 compared to $13.0 million for the year ended December 31, 2001. As a percentage of total net revenues, total cost of revenues decreased to 43.4% for the year ended December 31, 2002 from 46.3% for the year ended December 31, 2001.

The cost of licenses increased 55.6% to $896,000, or 42.3% of license revenues, for the year ended December 31, 2002 from $576,000, or 42.0% of license revenues, for the year ended December 31, 2001. The increase in both the cost of licenses, and the cost of licenses as a percentage of license revenues, was primarily due to an increase in ASP hosting fees associated with expanding hosting capabilities to support additional ASP accounts.

The costs of services increased 38.2% to $17.1 million for the year ended December 31, 2002 from $12.4 million for the year ended December 31, 2001. As a percentage of service revenues, the costs of services decreased to 43.4% for the year ended December 31, 2002 from 46.5% for the year ended December 31, 2001.

The cost of Cardiac Safety services increased 65.6% to $14.2 million for the year ended December 31, 2002 from $8.6 million for the year ended December 31, 2001. The increase in the cost of Cardiac Safety services was primarily due to an increase in rental and depreciation costs associated with cardiac safety rental equipment, and increased labor, facilities and other costs associated with expanding capabilities to meet the growth in Cardiac Safety service revenues. We also began amortization of our internal use software costs during the third quarter of 2002. Additional internal use software costs were capitalized throughout the remainder of 2002 and will continue to be capitalized through the first quarter of 2003. We expect to begin amortizing the additional capitalized costs in the second quarter of 2003.

Back to Contents

As a percentage of Cardiac Safety service revenues, the cost of Cardiac Safety services decreased to 43.1% for the year ended December 31, 2002 from 43.8% for the year ended December 31, 2001. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was primarily due to the increase in Cardiac Safety service revenues without a comparable increase in costs, many of which are fixed in nature.

The cost of technology consulting and training services decreased 30.9% to $1.6 million, or 65.8% of technology consulting and training service revenues, for the year ended December 31, 2002 compared to $2.3 million, or 75.6% of technology consulting and training service revenues, for the year ended December 31, 2001. The decrease in the cost of technology consulting and training services, both in absolute terms and as a percentage of technology consulting and training service revenues, was due primarily to a reduction in consulting and labor costs during the year ended December 31, 2002. The decrease in the cost of technology consulting and training services was also due to a decrease in variable costs associated with the decrease in technology consulting and training service revenues.

The cost of software maintenance services decreased 12.9% to $1.3 million, or 32.5% of software maintenance revenues, for the year ended December 31, 2002 compared to $1.4 million, or 37.0% of software maintenance revenues, for the year ended December 31, 2001. The decrease in the cost of software maintenance services, both in absolute terms and as a percentage of software maintenance service revenues, was due primarily to a reduction in depreciation, travel and other costs during the year ended December 31, 2002.

Selling and marketing expenses increased 23.8% to $6.7 million for the year ended December 31, 2002 compared to $5.4 million for the year ended December 31, 2001. The increase in selling and marketing expenses was due primarily to increased commissionable revenue, labor and advertising costs during the year ended December 31, 2002. Additionally, we held our users conference in the second quarter of 2002. We did not hold a users conference in 2001.

As a percentage of total net revenues, selling and marketing expenses decreased to 16.2% for the year ended December 31, 2002 from 19.4% for the year ended December 31, 2001. The decrease in selling and marketing expenses as a percentage of total net revenues was primarily due to the increase in total net revenues with a less than proportional increase in selling and marketing expenses.

General and administrative expenses increased 9.8% to $5.7 million for the year ended December 31, 2002 from $5.2 million for the year ended December 31, 2001. The increase in general and administrative expenses was due primarily to an increase in labor expense, public relations, insurance, professional fees and facilities expense during the year ended December 31, 2002. This increase was partially offset by a reduction in expenses as a result of the elimination of the amortization of goodwill. We did not record any goodwill amortization expense for the year ended December 31, 2002 due to the January 1, 2002 adoption of SFAS No. 142. Under SFAS No. 142, we are no longer required to amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to testing for impairment at least annually. We recorded $316,000 of goodwill amortization expense for the year ended December 31, 2001.

As a percentage of total net revenues, general and administrative expenses decreased to 13.7% for the year ended December 31, 2002 from 18.5% for the year ended December 31, 2001. The decrease in general and administrative expenses as a percentage of total net revenues was primarily due to the increase in total net revenues with a less than proportional increase in general and administrative expenses, many of which are fixed in nature, along with the elimination of goodwill amortization.

Research and development expenses decreased 12.5% to $4.3 million, or 10.2% of total net revenues, for the year ended December 31, 2002 compared to $4.9 million, or 17.4% of total net revenues, for the year ended December 31, 2001. The decrease in research and development expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to a reduction in labor, travel and other related costs during the year ended December 31, 2002. This reduction was partially due to the capitalization of costs associated with the development of internal use software. The decrease in research and development expenses as a percentage of total net revenues was also due to the increase in total net revenues without a corresponding increase in research and development expenses.

Back to Contents

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and short-term investments, net of interest expense related to capital lease obligations. During the year ended December 31, 2002, we recorded a net realized gain of $419,000 from the sale of our remaining shares of our investment in Digital Angel Corporation (DAC) (formerly known as Medical Advisory Systems, Inc.), and $47,000 of interest income that was earned on the escrow accounts related to the sale of the domestic clinical research operations to SCP Communications, Inc. Other income, net, decreased 7.8% to $868,000 for the year ended December 31, 2002 compared to $941,000 for the year ended December 31, 2001. The primary reason for the decrease was lower interest rates offset by the gain on DAC and an increase in interest expense related to capital lease obligations during the year ended December 31, 2002.

We recorded an investment impairment charge of $5.7 million in the year ended December 31, 2001. This charge was primarily the result of continued negative market conditions affecting the carrying value of our investments in DAC, AmericasDoctor.com, Inc., and INNX, Inc. At December 31, 2002, the carrying value for AmericasDoctor.com, Inc. was $509,000. We will continue to assess the fair value of AmericasDoctor.com, Inc. and whether or not any decline in fair value below the current cost basis is deemed to be other than temporary. If declines in the fair value of AmericasDoctor.com are judged to be other than temporary, the cost basis of this investment would be written down to fair value, and the amount of the write-down would be included in our results. Given the current performance and general market conditions for technology related companies, additional write-downs of this investment may occur in the future.

In December 1999, we sold our domestic CRO operations to SCP Communications, Inc. During the year ended December 31, 2002, we recorded $35,000 of additional gain on the sale compared to $1.4 million recorded in the year ended December 31, 2001. During the first quarter of 2002, we finalized the accounting for the disposition related to certain earn-outs. The escrow account that was established in connection with the transaction has been closed effective as of the last income distribution we received during the first quarter of 2002.

In the first quarter of 2001, we accrued $116,000 of dividends on preferred stock. This preferred stock was redeemed during the second quarter of 2001.

Our effective tax rate was 20.6% and 3.0% for the years ended December 31, 2002 and 2001, respectively. The 2002 tax rate was primarily impacted by the reversal of valuation allowances related to certain state net operating loss carryforwards. The 2001 tax rate was primarily impacted by the investment impairment charge recognized in 2001, for which no tax benefit was recorded, due to the uncertainty of the realization of any tax benefit associated with these long-term capital losses in future periods. The tax impact related to the investment impairment charge was partially offset by $807,000 of tax credits recorded in 2001. In July 2002, New Jersey passed new tax legislation which could increase our 2003 income tax liability to New Jersey. Based on our preliminary assessment, as well as our review of other factors affecting our effective tax rate, we believe our effective tax rate will increase to approximately 37.25% in 2003.

Back to Contents

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

The following table presents statements of operations with product line detail (in thousands):

	Year Ended December 31,

	2000	2001	Increase (Decrease)

Licenses:
Net revenues	$5,189	$1,372	$(3,817)	(73.6%)
Costs of revenues	721	576	(145)	(20.1%)

Gross margin	4,468	796	(3,672)	(82.2%)
Services:
Cardiac Safety
Net revenues	14,606	19,617	5,011	34.3%
Costs of revenues	8,408	8,596	188	2.2%

Gross margin	6,198	11,021	4,823	77.8%
Technology consulting and training
Net revenues	4,457	3,104	(1,353)	(30.4%)
Costs of revenues	2,265	2,346	81	3.6%

Gross margin	2,192	758	(1,434)	(65.4%)
Software maintenance
Net revenues	3,815	3,904	89	2.3%
Costs of revenues	2,623	1,446	(1,177)	(44.9%)

Gross margin	1,192	2,458	1,266	106.2%
Total services
Net revenues	22,878	26,625	3,747	16.4%
Costs of revenues	13,296	12,388	(908)	(6.8%)

Gross margin	9,582	14,237	4,655	48.6%
Total
Net revenues	28,067	27,997	(70)	(0.2%)
Costs of revenues	14,017	12,964	(1,053)	(7.5%)

Gross margin	14,050	15,033	983	7.0%

Operating expenses:
Selling and marketing	4,754	5,427	673	14.2%
General and administrative	6,593	5,188	(1,405)	(21.3%)
Research and development	4,840	4,865	25	0.5%
Write-off of registration costs	782	—	(782)	(100.0%)

Total operating expenses	16,969	15,480	(1,489)	(8.8%)

Operating loss	(2,919)	(447)	2,472	84.7%
Other income, net	1,770	941	(829)	(46.8%)
Investment impairment charge	—	(5,686)	(5,686)	(100.0%)
Gain on sale of domestic CRO operation	2,114	1,422	(692)	(32.7%)

Income (loss) before income taxes and minority interest	965	(3,770)	(4,735)	(490.7%)
Income tax provision (benefit)	322	(112)	(434)	(134.8%)
Minority interest dividend	523	116	(407)	(77.8%)

Net income (loss)	$120	$(3,774)	$(3,894)	(3245.0%)

Back to Contents

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Year Ended December 31,
			Increase (Decrease)
	2000	2001

Cost of licenses	13.9%	42.0%	28.1%
Cost of services:
Cardiac Safety	57.6%	43.8%	(13.8%)
Technology consulting and training	50.8%	75.6%	24.8%
Software maintenance	68.8%	37.0%	(31.8%)
Total cost of services	58.1%	46.5%	(11.6%)
Total costs of revenues	49.9%	46.3%	(3.6%)

Operating expenses:
Selling and marketing	16.9%	19.4%	2.5%
General and administrative	23.5%	18.5%	(5.0%)
Research and development	17.2%	17.4%	0.2%
Write-off of registration costs	2.9%	0.0%	(2.9%)

Total net revenues decreased 0.2% to $28.0 million for the year ended December 31, 2001 compared to $28.1 million for the year ended December 31, 2000.

License revenues decreased 73.6% to $1.4 million for the year ended December 31, 2001 from $5.2 million for the year ended December 31, 2000. The decrease in license revenues was primarily due to fewer license contract signings and software deliveries in 2001. We believe the decrease in license contract signings was primarily the result of caution in the general business climate and particularly in the technology sector, which impacted final decisions on new software licenses in 2001.

Total service revenues increased 16.4% to $26.6 million for the year ended December 31, 2001 from $22.9 million for the year ended December 31, 2000.

Cardiac Safety service revenues increased 34.3% to $19.6 million for the year ended December 31, 2001 from $14.6 million for the year ended December 31, 2000. The increase in Cardiac Safety service revenues was primarily due to increased sales volume with both new and existing clients.

Technology consulting and training service revenues decreased 30.4% to $3.1 million for the year ended December 31, 2001 compared to $4.5 million for the year ended December 31, 2000. The decrease in technology consulting and training service revenues was due primarily to the termination of a two-year consulting contract in December 2000, which accounted for $2.3 million of revenue in the year ended December 31, 2000. This decrease was partially offset by additional support revenues from new software installations and increased consulting activity in support of our software and client needs during 2001.

Software maintenance service revenues increased 2.3% to $3.9 million for the year ended December 31, 2001 compared to $3.8 million for the year ended December 31, 2000. The increase in software maintenance service revenues was due to a larger installed base of software licenses during the year ended December 31, 2001 compared to the year ended December 31, 2000.

Total cost of revenues decreased 7.5% to $13.0 million, or 46.3% of total net revenues, for the year ended December 31, 2001 compared to $14.0 million, or 49.9% of total net revenues, for the year ended December 31, 2000.

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

As a percentage of license revenues, the cost of licenses increased to 42.0% for the year ended December 31, 2001 from 13.9% for the year ended December 31, 2000. The increase in the cost of licenses as a percentage of license revenues in 2001 was due to the significant decrease in license revenues with only a small reduction in costs, some of which are relatively fixed in nature.

Back to Contents

The cost of services decreased 6.8% to $12.4 million, or 46.5% of services revenues for the year ended December 31, 2001 from $13.3 million, or 58.1% of services revenues for the year ended December 31, 2000.

The cost of Cardiac Safety services increased 2.2% to $8.6 million for the year ended December 31, 2001 from $8.4 million for the year ended December 31, 2000. The increase in the cost of Cardiac Safety services was due primarily to an increase in variable costs associated with the increase in Cardiac Safety service revenues. This increase was partially offset by a cost control initiative, which took effect during the second quarter of 2001.

As a percentage of Cardiac Safety service revenues, the cost of Cardiac Safety services decreased to 43.8% for the year ended December 31, 2001 from 57.6% for the year ended December 31, 2000. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was due primarily to the increase in Cardiac Safety service revenues without a comparable increase in costs, many of which are fixed in nature, and the impact of the cost control initiative, which took effect during the second quarter of 2001.

The cost of technology consulting and training services increased 3.6% to nearly $2.4 million, or 75.6% of technology consulting and training service revenues, for the year ended December 31, 2001 compared to $2.3 million, or 50.8% of technology consulting and training service revenues, for the year ended December 31, 2000. The increase in the cost of technology consulting and training services, both in absolute terms and as a percentage of technology consulting and training service revenues, was due primarily to additional personnel subcontracting costs and travel and increased facility and depreciation expenses. The increase in the costs of technology consulting and training services as a percentage of technology consulting and training service revenues was also due to the termination of a two-year consulting contract in December 2000 that accounted for $2.3 million of revenues in the year ended December 31, 2000 with a higher than typical margin.

The cost of software maintenance services decreased 44.9% to $1.4 million, or 37.0% of software maintenance revenues, for the year ended December 31, 2001 compared to $2.6 million, or 68.8% of software maintenance revenues, for the year ended December 31, 2000. The decrease in the cost of software maintenance services, both in absolute terms and as a percentage of software maintenance service revenues, was due primarily to a reduction in subcontracting costs, recruiting fees, and personnel dedicated to software maintenance during the year ended December 31, 2001.

Selling and marketing expenses increased 14.2% to $5.4 million, or 19.4% of total net revenues, for the year ended December 31, 2001 compared to $4.8 million, or 16.9% of total net revenues, for the year ended December 31, 2000. The increase in the selling and marketing expense, both in absolute terms and as a percentage of total net revenues, was primarily due to increased payroll costs associated with expanding our sales force during the fourth quarter of 2000. This increase was partially offset by lower advertising production, advertising placement and promotion costs in the year ended December 31, 2001.

General and administrative expenses decreased 21.3% to $5.2 million, or 18.5% of total net revenues, for the year ended December 31, 2001 compared to $6.6 million, or 23.5% of total net revenues, for the year ended December 31, 2000. The decrease in the general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to decreases in professional fees and bad debt expense in the year ended December 31, 2001.

Research and development expenses increased 0.5% to $4.9 million, or 17.4% of total net revenues, for the year ended December 31, 2001 compared to $4.8 million, or 17.2% of total net revenues, for the year ended December 31, 2000. The increase in research and development expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to increased payroll, subcontracting, training and facility costs. The increase in the research and development expenses as a percentage of total net revenues was also due to the decrease in total net revenues in 2001 without a comparable decrease in costs, many of which are fixed in nature.

We recorded a one-time charge for costs incurred in connection with a proposed initial public offering of a subsidiary of $782,000 in the quarter ended December 31, 2000. In March 2001, we withdrew our registration statement.

Back to Contents

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and short-term investments. Other income, net, decreased 46.8% to $941,000 for the year ended December 31, 2001 compared to $1.8 million for the year ended December 31, 2000. The primary reason for the decrease was due to a lower cash balance during 2001 resulting from the $9.5 million repurchase of convertible preferred stock in March 2001 and lower interest rates in 2001.

We recorded an investment impairment charge of $5.7 million in the year ended December 31, 2001. This charge was primarily the result of continued negative market conditions affecting the carrying value of our investments in DAC, AmericasDoctor.com, Inc., and INNX, Inc. At December 31, 2001, the carrying values for DAC, AmericasDoctor.com, Inc., and INNX, Inc. are $2.7 million, $509,000 and $0, respectively. Included in the $2.7 million carrying value for DAC as of December 31, 2001 is an unrealized gain of $665,000.

In December 1999, we sold our domestic CRO operation to SCP Communications, Inc. In connection with the settlement of certain earn-outs, we recorded additional pre-tax gain of $1.4 million and $2.1 million in 2001 and 2000, respectively, from this transaction.

Our effective tax rate was 3.0% and 33.4% for the years ended December 31, 2001 and 2000, respectively. The decrease in our effective tax rate in 2001 was primarily due to our not recording a tax benefit for the capital loss associated with the investment impairment charge of $5.7 million recognized during 2001, due to the uncertainty of the realization of any tax benefit associated with these long-term capital losses in future periods. The impact of the capital loss not benefited was partially offset by research and development tax credits of $807,000, which were recognized in 2001.

Liquidity and Capital Resources

For the year ended December 31, 2002, our operations provided cash of $10.9 million compared to $3.0 million during the year ended December 31, 2001. The change was primarily the result of improved operating income and increased deferred revenue for the year ended December 31, 2002 compared to the year ended December 31, 2001. This change was partially offset by an increase in both accounts receivable and prepaid expenses and other.

During the year ended December 31, 2002, we received $2.4 million from the sale of 550,000 shares of our investment in DAC, at prices per share of between $2.30 and $6.88. A gain of $419,000 on those shares was recognized during 2002.

For the year ended December 31, 2002, our investing activities used cash of $5.9 million compared to $2.9 million during the year ended December 31, 2001. During the year ended December 31, 2002, we capitalized $6.2 million of property and equipment compared to $4.6 million capitalized in 2001. The increase was primarily the result of higher internal use software costs and purchases of cardiac safety rental equipment during the current year. The internal use software is associated with the development of a new data and communications management services software product used in connection with our centralized core cardiac safety electrocardiographic services. We capitalize our internal use software costs in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We began amortization of internal use software costs of $4.0 million in August of 2002, which resulted in an additional amortization charge to the cost of Cardiac Safety services of approximately $84,000 per month. Additional internal use software costs of $686,000 were capitalized throughout the remainder of 2002 and costs will continue to be capitalized through the first quarter of 2003. We expect to begin amortizing the additional capitalized costs in the second quarter of 2003.

In December 1999, we sold our domestic clinical research operation to SCP Communications, Inc. The Asset Purchase Agreement related to this sale called for two escrow accounts (collectively hereinafter referred to as the “Escrow Account”) from which we would be entitled to additional proceeds upon the occurrence of certain events. In 2001, we received $3.0 million from the Escrow Account of which $1.6 million was recorded as additional gain on sale in the fourth quarter of 2000 and $1.4 million was recorded as additional gain on sale in 2001. During the year ended December 31, 2002, we recorded $35,000 of additional gain on the sale. During the first quarter of 2002, we finalized the accounting for the disposition related to certain earn-outs. The escrow account that was established in connection with the transaction has been closed effective as of the last income distribution received during the first quarter of 2002.

Back to Contents

For the year ended December 31, 2002, our financing activities provided cash of $826,000 compared to cash used of $10.6 million during the year ended December 31, 2001. The change was primarily the result of net proceeds received for the exercise of stock options during the year ended December 31, 2002, as well as the purchase of our subsidiary’s convertible preferred stock during the year ended December 31, 2001.

In March 2000, a wholly-owned subsidiary of our Company sold 95,000 shares of its convertible preferred stock to Communicade, Inc. for gross proceeds of $9.5 million and agreed, if the subsidiary consummated an initial public offering of its stock, to issue a warrant to Communicade, Inc. to purchase 2.5% of the subsidiary’s outstanding common stock. The preferred stock would have automatically converted into common stock upon consummation of the initial public offering. In March 2000, the subsidiary issued a warrant to purchase common stock to Scirex Corporation. The warrant entitled Scirex Corporation to purchase the number of common shares equal to $1.0 million divided by the subsidiary’s initial public offering price per share, at an exercise price per share equal to the subsidiary’s initial public offering price per share and would have been exercisable for a two year period following consummation by the subsidiary of an initial public offering of its common stock. On March 1, 2001, the subsidiary withdrew the registration statement associated with its initial public offering and we purchased the convertible preferred stock sold to Communicade, Inc. for the original purchase price of $9.5 million plus $639,000 in accrued dividends. Following the merger of the subsidiary with and into our Company, the separate legal existence of the subsidiary ceased, thereby preventing the subsidiary from ever consummating an initial public offering. As a result, we believe that there will never be an obligation to issue a warrant to Communicade, Inc. and that the warrant issued to Scirex Corporation is effectively null and void because it will never become exercisable and neither the exercise price per share nor the number of shares subject to the warrant will ever be established.

In October 2002, our Board of Directors terminated a stock buy-back program, which it had authorized in February 2001, to purchase up to 750,000 shares of our common stock. The share purchase authorization allowed us to make purchases from time to time on the open market at prevailing prices or in privately negotiated transactions. Management made purchase decisions based upon market conditions and other considerations. During the year ending December 31, 2001, we used $518,000 to purchase 137,550 shares of our common stock on the open market at an average price of $3.77 per share. We did not purchase shares under this program during the year ended December 31, 2002.

During the year ended December 31, 2002, we received $1.2 million in cash from the exercise of 226,192 stock options at exercise prices per option of between $1.51 and $13.51. Additional cash of $120,000 was received in January 2002 related to options exercised in 2001.

We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. At December 31, 2002, we had no outstanding borrowings under the line.

We expect that existing cash and cash equivalents, short-term investments, marketable securities, cash flows from operations and available borrowings under our line of credit will be sufficient to meet our foreseeable cash needs for at least the next year. However, there may be acquisition and other growth opportunities that require additional external financing and we may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that such financings will be available or available on terms acceptable to us.

The following table presents contractual obligations information:

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Capital lease obligations	$1,532,000	$707,000	$825,000	$—	$—
Operating leases	14,146,000	3,282,000	6,963,000	3,901,000	—

Total	$15,678,000	$3,989,000	$7,788,000	$3,901,000	$—

Back to Contents

Inflation

We believe the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

Recent Pronouncements

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Emerging Issues Task Force (EITF) recently reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

In April 2002, the FASB issued SFAS No. 145 which is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of this Statement. We adopted SFAS No. 145 on May 16, 2002 and the adoption did not have a significant impact on our financial statements.

In July 2002, the FASB issued SFAS No. 146 which addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on our financial statements.

The EITF recently reached a consensus on EITF Issue No. 00-21, which provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. We believe the adoption of EITF Issue No. 00-21 will not have a material impact on our financial position, results of operations, or liquidity.

Back to Contents

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission (SEC) issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Revenue recognition

We recognize our revenue primarily from two sources: license fees and services. Our license revenues consist of license fees for upfront license sales and monthly and annual license sales. Our services revenues consist of Cardiac Safety services, technology consulting and training services and software maintenance services.

We recognize software revenues in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9. Accordingly, we recognize up-front license fee revenues under the residual method when a formal agreement exists, delivery of the software and related documentation has occurred, collectibility is probable and the license fee is fixed or determinable. We recognize monthly and annual license fee revenues over the term of the arrangement. Hosting service fees are recognized evenly over the term of service. Cardiac Safety service revenues consist of revenues from services that we provide on a fee-for-service basis and we recognize such revenues as the services are performed. We recognize revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. We provide consulting and training services on a time and materials basis and recognize revenues as we perform the services.

At the time of the transaction, management assesses whether the fee associated with our revenue transactions is fixed or determinable and whether or not collection is reasonably assured. The assessment of whether the fee is fixed or determinable is based upon the payment terms of the transaction. If a significant portion of a fee is due after our normal payment terms or upon implementation or customer acceptance, the fee is accounted for as not being fixed or determinable. In these cases, revenue is recognized as the fees become due or after implementation or customer acceptance has occurred.

Collectability is assessed based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If it is determined that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash. Under a typical contract for Cardiac Safety services, customers pay us a portion of our fee for these services upon contract execution as an upfront deposit, which is typically nonrefundable upon contract termination. Revenues are then recognized under Cardiac Safety service contracts as the services are performed.

For arrangements with multiple deliverables (for example, a software license with a maintenance contract), revenue is allocated to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. Fair values for undelivered elements are based primarily upon stated renewal rates for future products or services.

Investments in Non-Marketable Securities

We account for our investments in non-marketable securities under the cost method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” as we do not have “significant influence” over our investees as defined in APB Opinion No. 18. If a decline in the fair value of a non-marketable security occurs, management is required to assess whether such a decline is other than temporary and, if so determined, the cost basis of the investment would be written down to fair value and an investment impairment charge would be recognized in our consolidated statements of operations. Our non-marketable investments consist of investments in privately held entities for which fair values are not readily determinable. Given the nature of these investments, management’s assessments of fair value are judgmental and based upon available financial and other data. Testing for impairment of investments requires significant management judgment including the identification of potentially impaired investments, the determination of their fair value and the assessment of whether any decline in value is other than temporary. Revisions of impairment judgments are made when new information becomes known, and any resulting impairment charges are made at that time. Management’s review for impairment includes, but is not limited to, reviewing the investee’s cash position, earnings and revenue outlook, liquidity and management/ownership. See Note 1 in the Notes to Consolidated Financial Statements for more information.

Back to Contents

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management having to estimate our current tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Management must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income, and, to the extent that management believes that recovery is not likely, a valuation allowance must be established. To the extent management establishes or increases a valuation allowance in a period, the consolidated statement of operations will reflect additional income tax expense.

Significant management judgment is required in determining our provision for income taxes, deferred taxes and any valuation allowance recorded against deferred tax assets. As of December 31, 2002, we had a valuation allowance of $88,000 primarily related to the realization of certain deferred tax assets. See Note 6 in the Notes to Consolidated Financial Statements for more information.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternatives would not produce a materially different result. See our audited Consolidated Financial Statements and Notes thereto, which begin on page F-1 of this Annual Report on Form 10-K, and contain accounting policies and other disclosures required by generally accepted accounting principles.

Risks Related to our Business

The risk factors identified in the cautionary statements below could cause our actual results to differ materially from those suggested in the forward-looking statements appearing elsewhere in this Form 10-K Report. However, these risk factors are not exhaustive, as new risks emerge from time to time, and it is not possible for management to predict all such risk factors or to assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

If clinical trial sponsors and CROs do not shift from their existing paper-based methods of collecting and managing clinical trial data to an electronic system, we may not achieve the market penetration necessary to maintain profitability.

If participants conducting clinical trials are unwilling to adopt our technology solutions and new ways of conducting business, our revenues may not be sufficient to cover the expenses incurred in developing and marketing our technology solutions. Our efforts to establish a standardized, electronic process to collect, manage and analyze clinical trial data are a significant departure from the traditional clinical research process. We estimate that the vast majority of clinical trials today use manual, paper-based data entry, management and analysis tools. Each clinical trial can involve a multitude of participants, including the sponsor, a CRO, regional site managers, investigators and patients. With so many participants involved in a clinical trial, it may be difficult to convince a sponsor or CRO to accept new methods of conducting a clinical trial. We may not be successful in persuading these participants to change the manner in wh ich they have traditionally operated and to accept our products and services.

Back to Contents

We have several large customers from whom we derive substantial revenue and therefore the loss of even a few of our customers could significantly reduce our revenues.

If we lose existing customers and do not replace them with new customers, our revenues will decrease and may not be sufficient to cover our costs. We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of customers. We currently have two reportable segments: Cardiac Safety and Clinical Research Technology and Services. In 2002, three customers each accounted for more than 10% of net revenues from our Cardiac Safety segment. No customers accounted for more than 10% of net revenues from our Clinical Research Technology and Services segment. Customers terminate or delay trials for a variety of reasons including the failure of the product being tested to satisfy safety requirements, unexpected or undesired clinical results, our customer’s decision to forgo a particular study, insufficient patient enrollment or investigator recruitment, and production problems resulting in shor tages of required supplies.

Consolidation among our customers could cause us to lose customers, decrease the market for our products and result in a reduction of our revenues.

Our customer base could decline because of consolidation, and we may not be able to expand sales of our products and services to new customers. In addition, our profitability will suffer if we reduce our prices in response to competitive pressures without achieving corresponding reductions in our expenses. Consolidation in the pharmaceutical, biotechnology and medical device industries and among CROs has accelerated in recent years, and we expect this trend to continue. The new companies or organizations that result from such consolidation may decide that our products and services are no longer needed because of their own internal processes or the use of alternative systems. In addition, as these industries consolidate, competition to provide products and services to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry parti cipants may try to use their market power to negotiate price reductions for our products and services. Also, with consolidation of larger customers, the combined organization may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on this combined organization’s revenues to continue to achieve growth.

Extensive governmental regulation of the clinical trial process could require costly modifications to our products or could adversely affect prospective customers’ willingness to use our products and services.

We may incur increased expenses or suffer a reduction in revenues if our products and services do not comply with applicable government regulations. The FDA has published regulations and guidelines addressing a broad range of matters relating to the use of computerized systems to collect, manage and analyze data from clinical trials. Moreover, electronic data entry, management and analysis of medical information pertaining to subjects in clinical trials is a recent concept that will be subject to state and federal government regulations that are not yet finalized. Conforming our products and services to these guidelines or to future changes in regulation could substantially increase our expenses. In the United States and in foreign countries, regulatory authorities have also established other standards for conducting clinical trials leading to the approval of new products with which we must comply. We are subject to these regulations because our products and services assist sponsors and CROs in conducting trials and preparing new drug or device applications. If a regulatory authority concludes that trials were not conducted in accordance with established requirements, it may take a variety of enforcement actions depending upon the nature of the violation and the applicable country. In the United States, these measures may range from issuing a warning letter or seeking injunctive relief or civil penalties to recommending criminal prosecution, which could result in a prohibition upon our continued participation in future clinical trials.

In November 2001, the FDA held a public meeting at which it proposed requiring sponsors of new drugs to submit ECG raw data in digital format and annotated. Annotated data refers to the defining of measurement points and events that are used in the analysis of such data. A more recent meeting held in January 2003, which was supported by a preliminary concept paper issued in November 2002, further discussed the trial design, ECG acquisition, analysis and reporting for digital ECGs.

Back to Contents

Our customers and prospective customers will be less likely to use our products and services if the products and services do not comply with regulatory requirements in all countries where clinical trials are expected to take place or if we are precluded from participating in clinical trials in countries where trials will be conducted.

If general economic conditions worsen, potential customers may be unwilling to make large capital software purchases, which could affect our ability to maintain and/or increase license revenues.

Throughout 2002, in light of poor economic conditions, we have seen some resistance by potential customers in making the necessary large capital expenditure to license our software through our traditional one-time license offering. Despite our efforts to market an annual license, our failure to continue selling one-time software licenses in the near term may affect our ability to achieve growth in license revenues from year to year. If we fail to show growth in license revenues, we may not meet the expectations of market analysts and investors, which would likely cause the market price of our common stock to decline.

Our customers may not adopt our eResNet annual license solution, which could prevent us from generating recurring revenues. If we are unable to generate the recurring revenues that securities analysts expect, our stock price will likely fall.

A key element of our business strategy is the establishment of eResNets, which are electronic research networks that integrate a combination of our products and services. We sell monthly and annual licenses for these products. If we are not successful in establishing eResNets and collecting monthly license fees, we will not generate the volume of recurring revenues in the future that we are expecting and our stock price will likely fall. The eResNet annual license model is still in its early stages and is subject to uncertain market acceptance. Our customers may not adopt the concept of eResNets and may, instead, continue to use our products or services on an individual or a modular basis.

We may fail to maintain revenue and income growth. If we do not maintain revenue and income growth, our stock price is likely to decline and we may not be able to continue to operate.

Failure to maintain profitability could reduce our cash reserves, cause the market price of our common stock to decline and ultimately cause us to discontinue operating our business.

Our future operating results are uncertain and may fluctuate. If we fail to meet the expectations of market analysts and investors, our stock price would likely decline.

If our operating results in any future period fluctuate significantly, we may not meet the expectations of market analysts and investors, which would likely cause the market price of our common stock to decline. It is difficult to predict the timing or amount of our revenues because:

•	we generate a significant percentage of our revenues from a limited number of customers

•	our sales cycles are generally lengthy and variable

•	sponsors and CROs may unexpectedly cancel, postpone or reduce the size of clinical trials

We make decisions on operating expenses based on anticipated revenue trends and available resources. We also incur expenses educating and providing information to our customer base, including through consultations, without any obligation by our customer to purchase our products and services. Because many of our expenses are fixed and we are committed to making a significant investment in our organization and in marketing our products and services, delays in recognizing revenues could cause our operating results to fluctuate from period to period.

We depend entirely on the clinical trial market and a downturn in this market could cause our revenues to decrease.

Our business depends entirely on the clinical trials that pharmaceutical, biotechnology and medical device companies conduct. Our revenues will decline if there is less competition in the pharmaceutical, biotechnology or medical device industries, which would result in fewer products under development and decreased pressure to accelerate a product approval. Our revenues will also decline if the FDA or similar agencies in foreign countries loosen their requirements, thereby decreasing the complexity of conducting clinical trials. Any other developments that adversely affect the pharmaceutical, biotechnology or medical device industries generally, including product liability claims, new technologies or products or general business conditions, could also decrease the volume of our business.

Back to Contents

Our failure to expand our business or manage growth successfully could disrupt our business operations, increase our costs and delay implementation of our business strategies.

Difficulties in managing our future growth could disrupt our business operations, increase our costs and delay achievement of our business goals, making it more difficult for us to maintain profitability. Our growth strategy depends on our ability to expand and improve our field sales, marketing and services organization, our Cardiac Safety and Clinical Research Technology and Services operations and our corporate and administrative organizations, both in the United States and throughout the world. In order to grow, we will need to hire additional personnel. There are a limited number of experienced personnel with an adequate knowledge of our industry, and competition for their services is intense. In addition, we may not be able to project the rate or timing of increases in the use of products and services accurately or to expand and upgrade our systems and infrastructure to accommodate the increases. The expansion of our foreign ope rations also will require us to assimilate differences in foreign business practices, overcome language barriers and hire and retain qualified personnel abroad.

Our failure to establish and maintain strategic alliances may delay the development of our products and services, cause us to lose customers and prevent us from growing our business, any of which could cause our stock price to decline.

We have relationships with providers of hardware and software systems, telecommunications, web-hosting and development, systems integration and website content that support our sales and marketing efforts by satisfying other needs of our existing customers that our solutions do not address and by providing us access to their customers as potential sources of new business. We do not generally have long-term contracts with our strategic partners, so they may cease doing business with us on relatively short notice.

We may not be successful in competing against others providing similar products and services, which could reduce our revenues and market share.

If our products and services do not achieve widespread acceptance by our customers, our revenues and market share will likely decline. Our competitors include internal research departments of pharmaceutical, biotechnology and medical device companies, CROs, software vendors and clinical trial data service companies. Our targeted customers, sponsors and CROs, may decide to choose other technology-based products and services generated internally by them or from another source. Many of our competitors have substantially greater financial and other resources, greater name recognition and more extensive customer bases than we do. In addition, many competitors focus their efforts on providing software or services for discrete aspects of the clinical trials process and may compare favorably to us on those discrete aspects. We may be unable to compete successfully against our competitors.

If the use of the Internet does not continue to grow or the Internet infrastructure cannot support the growing demand, we may not grow as expected and our stock price would likely decline.

If the infrastructure of the Internet does not keep pace with the growth of Internet usage and if our targeted customers do not grow comfortable using the Internet, our business will not grow as we anticipate, which would likely cause our stock price to decline. One important aspect of our solution is the ability to connect clinical trial participants over the Internet. Despite significant increases in Internet use, many companies have been reluctant to incorporate the Internet into their businesses for a number of reasons, including:

•	inconsistent service quality resulting in part from inadequate infrastructure of servers, routers, switches, telecommunications links and other components

•	lack of confidence in the security and privacy of data transmitted over the Internet

Back to Contents

•	limited internal resources and technical expertise

•	reluctance to dedicate resources to an alternative method of communicating that may render substantial personnel and infrastructure investments obsolete

System failures or capacity constraints could result in the loss of or liability to customers, which could reduce our revenues and increase our expenses.

If our customers experience any significant level of problems with our technology, we may become liable to those customers, we may be unable to persuade our customers to change from a manual, paper-based process and we may lose customers. The success of our products and services depends on the ability to protect against:

•	software or hardware malfunctions that interrupt operation of our applications

•	power loss or telecommunications failures

•	overloaded systems

•	human error

•	natural disasters

In addition, when we offer our software products as an application service provider, our network infrastructure may be vulnerable to computer viruses, break-ins and similar disruptive problems caused by our customers or other Internet users. This could also lead to delays, loss of data, interruptions or cessation of service to our customers for which we may be liable. There is no current technology that provides absolute protection against these events. In addition, we may find that the cost to develop or incorporate technology into our products that provides the maximum protection against these problems outweighs the incremental benefits of providing such enhanced protection.

Our software products are complex and may contain undetected software errors, which could lead to an increase in our costs or a reduction in our revenues.

The occurrence of hardware and software errors, whether caused by our solutions or another vendor’s products, could:

•	cause sales of our solutions to decrease and our revenues to decline

•	cause us to incur significant warranty and repair costs

•	divert the attention of our technical personnel away from product development efforts

•	cause significant customer relations problems

Complex software products such as those included in our technology solutions frequently contain undetected errors when first introduced or as new versions are released. We have, from time to time, found errors in the software products included in our solutions, and in the future we may find additional errors. In addition, we combine our solutions with software and hardware products from other vendors. As a result, we may experience difficulty in identifying the source of an error.

Rapidly changing technology may impair our ability to develop and market our solutions and cause us to become less competitive.

Our failure to continuously offer competitive products and services could cause us to lose customers and prevent us from successfully marketing our solutions to prospective customers. As a result, our revenues would likely decline. Because our business relies on technology, we are susceptible to:

•	rapid technological change

•	changing customer needs

•	frequent new product introductions

Back to Contents

•	evolving industry standards

As the Internet, computer and software industries continue to experience rapid technological change, we must quickly modify our solutions to adapt to such changes. The demands of operating in such an environment may delay or prevent our development and introduction of new or enhanced products and services that continually meet changing market demands and that keep pace with evolving industry standards. We have experienced development delays in the past and may experience similar or more significant delays in the future. In addition, competitors may develop products superior to our solutions, which could make our products obsolete.

We depend on certain key executives, the loss of whom could disrupt our operations, cause us to incur additional expenses and impede our ability to expand our operations.

The loss of the services of one or more of our key executives could negatively affect our ability to achieve our business goals. Our future performance will depend significantly on the continued service and performance of all of our executives, particularly Dr. Joel Morganroth, our Chairman and Chief Scientist, and Mr. Joseph A. Esposito, our President and Chief Executive Officer. We also depend on our key technical, customer support, sales and other managerial employees. We believe that it would be costly and time consuming to find suitable replacements for these employees.

If we are unable to protect our proprietary technology or maintain our technological advantages, we may lose our intellectual property rights and become less competitive.

If we fail to protect our intellectual property from infringement, other companies may use our intellectual property to offer competitive products at lower prices. If we fail to compete effectively against these companies, we could lose customers and experience a decline in sales of our solutions and revenues. To protect our intellectual property rights, we rely on a combination of copyright and trade secret laws and restrictions on disclosure. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products and technology. Monitoring unauthorized use of our solutions is difficult and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Third parties may claim that we infringe upon their intellectual property rights, which could result in the loss of our rights, subject us to liability and divert management attention.

Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future either to protect our intellectual property or as a result of an alleged infringement by us of the intellectual property of others. These claims and any resulting litigation could subject us to significant liability or invalidate our ownership rights in the technology used in our solutions. As a result, we may have to stop selling our solutions. Litigation, regardless of the merits of the claim or outcome, could consume a great deal of our time and money and would divert management time and attention away from our core business.

Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop using the challenged intellectual property or selling our products or services that incorporate it

•	obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which could be costly or unavailable

•	redesign those products or services that are based on or incorporate the challenged intellectual property, which could be costly and time consuming or could adversely affect the functionality and market acceptance of our products

If we must take any of the foregoing actions, we may be unable to sell our solutions, which would substantially reduce our revenues.

Back to Contents

Our international operations expose us to additional risks.

A key element of our business strategy is to expand our international operations. We face a number of risks and expenses that are inherent in operating in foreign countries and, accordingly, our international operations may not achieve profitability consistently each year. The risks to us from our international operations include:

•	Government regulations

•	Trade restrictions

•	Burdensome foreign taxes

•	Exchange rate controls and currency exchange rate fluctuations

•	Political and economic instability

•	Varying technology standards

•	Difficulties in staffing and managing foreign operations

We are subject to a variety of government regulations in the countries where we market our products and services. We currently operate in the United Kingdom through a foreign subsidiary and may operate in other countries through additional foreign subsidiaries. If we form foreign subsidiaries outside of the United Kingdom, we may need to withhold taxes on earnings or other payments they distribute to us. Generally, we can claim a foreign tax credit against our federal income tax expense for these taxes. However, the United States tax laws have a number of limitations on our ability to claim that credit or to use any foreign tax losses, which could result in higher payment by us of taxes in the United States. We may also need to include our share of our foreign subsidiaries’ earnings in our income even if the subsidiaries do not distribute money to us. As a result, less cash would be available to us in the United States.

Our global operations may involve transactions in a variety of currencies. Fluctuations in currency exchange rates could reduce our reported revenues or increase our reported expenses. We currently do not utilize hedging investments.

The agreements that we sign with customers outside the United States may be governed by the laws of the countries where we provide our products and services. We may also need to resolve any disputes under these agreements in the courts or other dispute resolution forums in those countries. This could be expensive or could distract management’s attention away from our core business.

We may incur liability as a result of providing Cardiac Safety analysis and interpretation services.

We provide centralized analysis and interpretation of ECGs in connection with our customers’ clinical trials. It is possible that liability may be asserted against us and the physicians who interpret the ECGs for us for failing to accurately diagnose a medical problem indicated by the ECG or for failing to disclose a medical problem to the investigator responsible for the subject being tested. If we are found liable, we may be forced to pay fines and damages and to discontinue a portion of our operations. The contractual protections included in our customer contracts and our insurance coverage may not be sufficient to protect us against such liability. If the protections are not adequate, we may be unable to achieve or maintain profitability and our stock price would likely fall.

The cardiac safety rental equipment that we own and lease could become obsolete due to technological advances.

We own and lease equipment, which we rent to our clients to perform cardiac safety procedures. This equipment may become obsolete due to advances in technology and the introduction of newer equipment models prior to the time that we have fully depreciated the asset or fulfilled our lease obligations. This could result in us recording additional expense to write-off the book value or the remaining lease value of the equipment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial market risks include fluctuations in interest rates and currency exchange rates.

Back to Contents

Interest Rate Risk

We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents, short-term investments and marketable securities, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for year ended December 31, 2002 would have decreased by less than $250,000. This estimate a ssumes that the decrease occurred on the first day of 2002 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See “Liquidity and Capital Resources” as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Foreign Currency Risk

We operate on a global basis from locations in the United States and the United Kingdom. All international net revenues are billed and expenses incurred in either U.S. dollars or pounds sterling. As such, we face exposure to adverse movements in the exchange rate of the pound sterling. As the currency rate changes, translation of the income statement of our UK subsidiary from the local currency to U.S. dollars affects year-to-year comparability of operating results. We do not hedge translation risks because any cash flows from UK operations are generally reinvested in the UK.

Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the year ended December 31, 2002 by less than $350,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is set forth on Pages F-1 through F-23.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 3, 2002, we dismissed Arthur Andersen LLP (“Andersen”), as our independent accountant, and appointed KPMG LLP as our new independent accountant. The decision to change our independent accountant was recommended by the Audit Committee and approved by our Board of Directors.

Andersen’s reports on our financial statements for the two most recent fiscal years prior to its dismissal did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During fiscal 2000 and 2001 and the period from the end of fiscal 2001 through July 3, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

At the time this disclosure was first made, we provided Andersen with a copy of the foregoing disclosures and requested a letter from Andersen addressed to the Securities and Exchange Commission stating whether it agreed with such statements. Andersen orally advised us that due to events impacting Andersen’s infrastructure, it was unable to issue such a letter.

During fiscal 2000 and 2001 and the period from the end of fiscal 2001 through July 3, 2002, we did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Back to Contents

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to Directors of the Registrant is incorporated by reference from the “Election of Directors” section of the Proxy Statement for our 2003 Annual Meeting of Stockholders (the “Proxy Statement”). For information concerning our executive officers, see “Executive Officers of Registrant” in Part I of this Report.

ITEM 11.	EXECUTIVE COMPENSATION

“Executive Compensation” in the Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

“Security Ownership of Certain Beneficial Owners and Management” and “Approval of 2003 Stock Option Plan — Existing Equity Compensation Plans” in the Proxy Statement are incorporated herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

“Certain Relationships and Related Party Transactions” in the Proxy Statement is incorporated herein.

ITEM 14.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent t o the date we carried out our evaluation.

Back to Contents

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

1.
The financial statements of eResearchTechnology, Inc. (the “Company”) filed as a part of this Report are listed on the attached Index to Consolidated Financial Statements and Financial Schedule at [F-1]

2.	The Schedules to the financial statements of the Company filed as a part of this Report are listed in the attached Index to Consolidated Financial Statements and Financial Statement Schedule at [F-1]

3.	Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended.(7)

3.2	Bylaws.(1)

3.3	Amendment to Bylaws.(3)

3.4	Certificate of Merger between the Company and eRT Operating Company.(9)

4.1	Form of Stock Certificate.(9)

10.1	Registration Rights Agreement dated August 27, 1999.(2)

10.2	Amendment to Management Consulting Agreement between Dr. Joel Morganroth and the Company effective January 2003.*

10.7	1996 Stock Option Plan, as amended.(9)*

10.23	Sublease Agreement between the Company and Raytheon Engineers & Constructors, Inc.(3)

10.34	Management Employment Agreement effective January 1, 2000 between Joseph A. Esposito and the Company.(4)*

10.35	Management Employment Agreement effective January 27, 2000 between Bruce Johnson and the Company.(4)*

10.36	Management Employment Agreement effective January 1, 2000 between Vincent Renz and the Company.(4)*

10.37	Amendment to Management Employment Agreement effective January 2, 2002 between Bruce Johnson and the Company. (9)*

10.48	Management Employment Agreement effective as of January 1, 2000 between Robert Brown and the Company, as amended.(5)*

10.51	Management Employment Agreement effective as of July 5, 2000 between Jeffrey Litwin, M.D. and the Company, as amended.(5)*

10.52	Lease Agreement dated August 18, 2000 between Advance/GLD 2 L.L.C. and the Company.(6)

10.56	Management Employment Agreement effective May 21, 2001 between Dr. Joel Morganroth and the Company.(8)*

10.57	Management Consulting Agreement effective May 21, 2001 between Dr. Joel Morganroth and the Company.(8)*

10.58	Management Employment Agreement effective as of October 16, 2000 between Scott Grisanti and the Company.(9)*

10.59	Attornment Agreement between 17th Ludlow Property, L.L.C. and the Company.(9)

10.60	Promissory Note to Wachovia Bank, National Association.(10)

10.61	Loan Agreement with Wachovia Bank, National Association.(10)

Back to Contents

21.1	Subsidiaries of the Registrant.(9)

23.1	Consent of KPMG LLP.

99.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

99.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement.
(1)
Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Registration Statement on Form S-1, File No. 333-17001, declared effective by the Securities and Exchange Commission on February 3, 1997.

(2)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 8-K on September 9, 1999.
(3)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 31, 1999.
(4)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 15, 2000.
(5)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 14, 2000.
(6)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 13, 2000.
(7)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 11, 2001.
(8)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 10, 2001.
(9)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 12, 2002.
(10)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 13, 2002.

(b)	Reports on Form 8-K.

On October 23, 2002, the Company filed a report on Form 8-K relating to financial information for eResearchTechnology, Inc. for the quarter and nine months ended September 30, 2002 and forward-looking statements relating to 2002 and 2003 as presented in a press release of October 23, 2002.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2003.

eResearchTechnology, Inc.
By:	/s/ Joseph A. Esposito

Joseph A. Esposito President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph A. Esposito	President and Chief Executive Officer, Director	March 14, 2003
(Principal executive officer)
Joseph A. Esposito

/s/ Joel Morganroth	Chairman and Chief Scientist	March 14, 2003

Joel Morganroth, M.D.

/s/ Bruce Johnson	Senior Vice President and Chief Financial Officer	March 14, 2003
(Principal financial and accounting officer)
Bruce Johnson

/s/ Sheldon M. Bonovitz	Director	March 14, 2003

Sheldon M. Bonovitz

/s/ Arthur H. Hayes, Jr.	Director	March 14, 2003

Arthur H. Hayes, Jr., M.D.

/s/ Stephen S. Phillips	Director	March 14, 2003

Stephen S. Phillips

/s/ John M. Ryan	Director	March 14, 2003

John M. Ryan

Back to Contents

Certifications

I, Joseph A. Esposito, certify that:

1.	I have reviewed this annual report on Form 10-K of eResearchTechnology, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:
	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Joseph A. Esposito

President and Chief Executive Officer

Back to Contents

I, Bruce Johnson, certify that:

1.	I have reviewed this annual report on Form 10-K of eResearchTechnology, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:
	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Bruce Johnson

Sr. Vice President and Chief Financial Officer

Back to Contents

Back to Index

Report of Independent Auditors

The Board of Directors and Stockholders eResearchTechnology, Inc.:

We have audited the 2002 consolidated financial statements of eResearchTechnology, Inc. and subsidiaries as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements and consolidated financial statement schedule of eResearchTechnology, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule, before the revisions described in Note 1 to the consolidated financial statements, in their report dated February 5, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of eResearchTechnology, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the 2001 and 2000 consolidated financial statements of eResearchTechnology, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. In addition, as described in Note 1, all share and per share data have been restated to reflect a 3-for-2 stock split. We audited the adjustments that were applied to restate the share and per share data reflected in the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of eResearchTechnology, Inc. and subsidiaries other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/   KPMG LLP

Philadelphia, Pennsylvania
February 3, 2003

Back to Index

The following report is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report, and the report has not been reissued by Andersen. The prior-period financial statements have been revised and restated. The Andersen report refers to the consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 1999, which are no longer included in the accompanying financial statements.

To eResearchTechnology, Inc.:

We have audited the accompanying consolidated balance sheets of eResearchTechnology, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/   Arthur Andersen LLP

Philadelphia, PA
February 5, 2002

Back to Index

eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,

	2001	2002

Assets
Current Assets:
Cash and cash equivalents	$11,364,000	$17,443,000
Short-term investments	7,066,000	9,307,000
Marketable securities	2,695,000	—
Accounts receivable, net	5,900,000	6,954,000
Prepaid expenses and other	1,320,000	2,542,000
Deferred income taxes	212,000	485,000

Total current assets	28,557,000	36,731,000
Property and equipment, net	8,110,000	12,587,000
Goodwill, net	1,212,000	1,212,000
Investments in non-marketable securities	509,000	509,000
Other assets	21,000	21,000
Deferred income taxes	2,591,000	2,332,000

	$41,000,000	$53,392,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,383,000	$2,000,000
Accrued expenses	2,394,000	3,705,000
Income taxes payable	461,000	960,000
Current portion of capital lease obligations	155,000	599,000
Deferred revenues	3,475,000	4,774,000

Total current liabilities	7,868,000	12,038,000

Capital lease obligations, excluding current portion	340,000	774,000

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock – $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock – $.01 par value, 15,000,000 shares authorized, 11,236,031 and 11,462,191 shares issued, respectively	112,000	115,000
Additional paid-in capital	39,031,000	40,921,000
Accumulated other comprehensive income	665,000	410,000
Retained earnings (accumulated deficit)	(3,787,000)	2,363,000
Treasury stock, 895,500 shares at cost	(3,229,000)	(3,229,000)

Total stockholders’ equity	32,792,000	40,580,000

	$41,000,000	$53,392,000

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,

	2000	2001	2002

Net revenues:
Licenses	$5,189,000	$1,372,000	$2,119,000
Services	22,878,000	26,625,000	39,407,000

Total net revenues	28,067,000	27,997,000	41,526,000

Costs of revenues:
Cost of licenses	721,000	576,000	896,000
Cost of services	13,296,000	12,388,000	17,117,000

Total costs of revenues	14,017,000	12,964,000	18,013,000

Gross margin	14,050,000	15,033,000	23,513,000

Operating expenses:
Selling and marketing	4,754,000	5,427,000	6,719,000
General and administrative	6,593,000	5,188,000	5,695,000
Research and development	4,840,000	4,865,000	4,256,000
Write-off of registration costs	782,000	—	—

Total operating expenses	16,969,000	15,480,000	16,670,000

Operating income (loss)	(2,919,000)	(447,000)	6,843,000
Other income, net	1,770,000	941,000	868,000
Investment impairment charge	—	(5,686,000)	—
Gain on sale of domestic CRO operation	2,114,000	1,422,000	35,000

Income (loss) before income taxes	965,000	(3,770,000)	7,746,000
Income tax provision (benefit)	322,000	(112,000)	1,596,000
Minority interest dividend	523,000	116,000	—

Net income (loss)	$120,000	$(3,774,000)	$6,150,000

Basic net income (loss) per share	$0.01	$(0.36)	$0.59

Shares used to calculate basic net income (loss) per share	10,434,000	10,418,000	10,481,000

Diluted net income (loss) per share	$0.01	$(0.36)	$0.54

Shares used to calculate diluted net income (loss) per share	10,712,000	10,418,000	11,291,000

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

				Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock		Additional Paid-in Capital
						Treasury Stock
	Shares	Amount					Total

Balance, December 31, 1999	11,085,228	$111,000	$38,110,000	$—	$(133,000)	$(2,711,000)	$35,377,000
Comprehensive income (loss)
Net income	—	—	—	—	120,000	—	120,000
Unrealized loss on marketable securities, net of tax	—	—	—	(2,042,000)	—	—	(2,042,000)

Total comprehensive income (loss)				(2,042,000)	120,000		(1,922,000)
Tax benefit from exercise of non- qualified stock options	—	—	237,000	—	—	—	237,000
Issuance of common stock options to non-employee	—	—	90,000	—	—	—	90,000
Exercise of stock options	120,803	1,000	387,000	—	—	—	388,000

Balance, December 31, 2000	11,206,031	112,000	38,824,000	(2,042,000)	(13,000)	(2,711,000)	34,170,000
Comprehensive income (loss)
Net loss	—	—	—	—	(3,774,000)	—	(3,774,000)
Reclassification adjustment for investment impairment losses on marketable securities	—	—	—	2,042,000	—	—	2,042,000
Unrealized gain on marketable securities	—	—	—	665,000	—	—	665,000

Total comprehensive income (loss)	—	—	—	2,707,000	(3,774,000)	—	(1,067,000)
Purchase of treasury stock	—	—	—	—	—	(518,000)	(518,000)
Tax benefit from exercise of non- qualified stock options	—	—	10,000	—	—	—	10,000
Issuance of common stock options to non-employee	—	—	29,000	—	—	—	29,000
Exercise of stock options	30,000	—	168,000	—	—	—	168,000

Balance, December 31, 2001	11,236,031	112,000	39,031,000	665,000	(3,787,000)	(3,229,000)	32,792,000
Comprehensive income (loss)
Net income	—	—	—	—	6,150,000	—	6,150,000
Currency translation adjustment	—	—	—	410,000	—	—	410,000
Reclassification adjustment for unrealized gain on marketable securities	—	—	—	(665,000)	—	—	(665,000)

Total comprehensive income (loss)	—	—	—	(255,000)	6,150,000	—	5,895,000
Tax benefit from exercise of non- qualified stock options	—	—	686,000	—	—	—	686,000
Issuance of common stock options to non-employee	—	—	42,000	—	—	—	42,000
Exercise of stock options	226,160	3,000	1,162,000	—	—	—	1,165,000

Balance, December 31, 2002	11,462,191	$115,000	$40,921,000	$410,000	$2,363,000	$(3,229,000)	$40,580,000

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2000	2001	2002

Operating activities:
Net income (loss)	$120,000	$(3,774,000)	$6,150,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Gain on sale of domestic CRO operation	(2,114,000)	(1,422,000)	(35,000)
Gain on sale of marketable securities	—	—	(419,000)
Depreciation and amortization	1,762,000	1,775,000	3,104,000
Provision for losses on accounts receivable	448,000	—	—
Provision for impairment of note receivable	300,000	—	—
Issuance of stock options to non-employees	90,000	29,000	42,000
Accrued minority interest dividend	523,000	—	—
Stock option income tax benefits	—	—	686,000
Investment impairment charge	—	5,686,000	—
Changes in operating assets and liabilities:
Accounts receivable	(2,472,000)	911,000	(932,000)
Prepaid expenses and other	(1,037,000)	1,287,000	(1,325,000)
Accounts payable	(16,000)	(362,000)	599,000
Accrued expenses	(600,000)	(810,000)	1,289,000
Income taxes	(546,000)	(310,000)	441,000
Deferred revenues	1,093,000	(22,000)	1,263,000

Net cash provided by (used in) operating activities	(2,449,000)	2,988,000	10,863,000

Investing activities:
Purchases of property and equipment	(3,170,000)	(4,633,000)	(6,191,000)
Purchases of short-term investments	(15,060,000)	(8,213,000)	(4,057,000)
Proceeds from sales of short-term investments	13,613,000	6,894,000	1,816,000
Purchase of marketable securities	(5,775,000)	—	—
Net proceeds from sale of domestic CRO operation	8,248,000	3,039,000	35,000
Proceeds from sales of marketable securities	—	—	2,449,000
Deemed distribution from non-marketable securities	200,000	—	—
Purchases of non-marketable securities	(350,000)	—	—

Net cash used in investing activities	(2,294,000)	(2,913,000)	(5,948,000)

Financing activities:
Net proceeds from the issuance of redeemable convertible preferred stock in subsidiary	9,500,000	—	—
Purchase of convertible preferred stock in subsidiary	—	(9,500,000)	—
Repayment of capital lease obligations	—	(12,000)	(459,000)
Minority interest dividend paid	—	(639,000)	—
Net proceeds from exercise of stock options	388,000	48,000	1,285,000
Repurchase of common stock for treasury	—	(518,000)	—

Net cash provided by (used in) financing activities	9,888,000	(10,621,000)	826,000

Effect of exchange rate changes on cash	—	—	338,000

Net increase (decrease) in cash and cash equivalents	5,145,000	(10,546,000)	6,079,000
Cash and cash equivalents, beginning of period	16,765,000	21,910,000	11,364,000

Cash and cash equivalents, end of period	$21,910,000	$11,364,000	$17,443,000

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements

1.	Background and Summary of Significant Accounting Policies:

Background

eResearchTechnology, Inc. (the “Company”), a Delaware corporation, is a provider of technology and services that enables the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. The Company is a market leader in providing centralized electrocardiographic services (Cardiac Safety services or EXPeRT eECG services) and a leading provider of technology and services that streamline the clinical trials process by enabling its customers to evolve from traditional, paper-based methods to electronic processing that leverages the power of the Internet.

The Company was founded in 1977 to provide Cardiac Safety services used to evaluate the safety of new drugs. In February 1997, the Company completed an initial public offering of its common stock. In October 1997, the Company acquired the assets and business of a provider of clinical research technology and consulting services to the pharmaceutical, biotechnology and medical device industry. In the second half of 1999, the Company closed its international clinical research organization (CRO) operation, including clinical trial and data management services, and in December 1999 sold its domestic CRO operation to SCP Communications, Inc.

The Company’s solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection, interpretation and new drug, biologic and device application submission. The Company’s products and services are provided globally through two business segments: Cardiac Safety, which includes centralized Cardiac Safety services; and Clinical Research Technology and Services, which includes the developing, marketing and support of clinical research technology. The Company’s Cardiac Safety services are utilized by clinical trial sponsors and CROs during their conduct of clinical trials. Such services are generally similar in nature, have similar production processes, distribution methods and general economics and, therefore, have been aggregated in the Company’s Cardiac Safety segment. The Company’s Clinical Research Technology and Services segment includes the licensing of its proprietary software products and the provision of maintenance and consulting services in support of its proprietary software products and, therefore, have been aggregated in one segment. See Note 11 appearing herein for information pertaining to the amounts of net revenue, operating profit and identifiable assets attributable to each of the Company’s industry segments for the Company’s last three fiscal years.

The Company conducted its operations through its wholly-owned subsidiary, eRT Operating Company (eRT OC) from January 2000 to December 31, 2001, at which time eRT OC was merged with and into the Company. As a result of the merger, the separate legal existence of eRT OC ceased. The Company conducts its operations through offices in the United States and the United Kingdom (UK).

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

Revenues

The Company’s license revenues consist of fees for upfront license sales and monthly and annual license sales. The Company’s services revenues consist of Cardiac Safety services, technology consulting and training services and software maintenance services.

The Company recognizes software revenues in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9. Accordingly, the Company recognizes up-front license fee revenues under the residual method when a formal agreement exists, delivery of the software and related documentation has occurred, collectibility is probable and the license fee is fixed or determinable. The Company recognizes monthly and annual license fee revenues over the term of the arrangement. Hosting service fees are recognized evenly over the term of service. Cardiac Safety service revenues consist of revenues from services that the Company provides on a fee-for-service basis and the Company recognizes such revenues as the services are performed. The Company recognizes revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. The Company provides consulting and training services on a time and materials basis and recognizes revenues as it performs the services.

Back to Index

The Company has recorded reimbursements received for out-of-pocket expenses incurred as revenue in the accompanying consolidated financial statements for the year ended December 31, 2002 in accordance with the Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket Expenses.” The Company has deemed reclassification for the years ended December 31, 2000 and 2001 to be immaterial to the consolidated financial statements.

Cash and Cash Equivalents

The Company considers cash on deposit with financial institutions and all highly liquid investments purchased with a purchased maturity of three months or less to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds, municipal securities and bonds of government sponsored agencies.

Short-Term Investments

At December 31, 2002, short-term investments consisted of municipal securities and bonds of government sponsored agencies with maturities of less than one year. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. The Company has classified all of its short-term investments at December 31, 2002 as available-for-sale and at December 31, 2001 and 2002, unrealized gains and losses were immaterial. Realized gains and losses during 2000, 2001 and 2002 were immaterial. For the purpose of determining realized gains and losses, the costs of the securities sold is based upon specific identification.

Marketable Securities

At December 31, 2001, marketable securities consisted of an investment in the common stock of Digital Angel Corporation (DAC) (formerly known as Medical Advisory Systems, Inc.), a publicly traded company. Pursuant to SFAS No. 115, available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity.

In March 2000, the Company made an investment of $5,775,000 for a 10% equity ownership in DAC. The Company classified its investment in DAC as available-for-sale and, as of December 31, 2000, an unrealized loss of $2,042,000, net of tax, was reported as a separate component of stockholders’ equity. In March 2001, in accordance with SFAS No. 115, management determined the decline in the fair value of DAC common stock to be other than temporary, and as a result wrote down the cost basis of the DAC investment to $2,029,000, which was the market value of the DAC common stock held on March 31, 2001. In connection with this write-down, an investment impairment charge of $3,746,000 was recorded during the quarter ended March 31, 2001. During the year ended December 31, 2002, the Company sold all of its investment in DAC at prices per share of between $2.30 and $6.88 and recorded a realized gain of $419,000.

Investments in Non-Marketable Securities

In July 1998, the Company paid $1,000,000 for a minority equity position in AmericasDoctor.com, Inc. This investment is accounted for under the cost method. In 1999, in connection with the merger of AmericasDoctor.com, Inc. with Affiliated Research Centers, Inc. (Affiliated Research), the Company invested an additional $1,500,000 in AmericasDoctor.com, Inc. During 2000, the carrying value of the Company’s investment was reduced by $200,000 as the result of proceeds received to buy out the Company’s exclusive right to patient data under the original investment agreement. In March 2001, in accordance with Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” management determined that a decrease in the value of the investment occurred which was deemed to be other than temporary, and as a result wrote down the cost basis of the investment to $1,076,000. In connection with this write-down, an investment impairment charge of $1,224,000 was recorded during the quarter ended March 31, 2001. In December 2001, management determined that an additional decrease in the value of the investment occurred which was deemed to be other than temporary, and as a result wrote down the cost basis of the investment to $509,000. In connection with this write-down, an investment impairment charge of $566,000 was recorded during the quarter ended December 31, 2001.

Back to Index

The Company will continue to assess the fair value of this investment and whether or not any decline in fair value below the current cost basis is deemed to be other than temporary. If a decline in the fair value of this investment is judged to be other than temporary, the cost basis of this investment would be written down to fair value, and the amount of the write-down would be included in the Company’s results. Given the current performance and general market conditions for technology related companies, additional write-downs of this investment may occur in the future.

In 2000, the Company made an investment in INNX, Inc. (INNX) of $150,000 for 2,706 shares of Series A preferred stock. In December 2001, in accordance with APB Opinion No. 18, management determined that a decrease in the value of the investment occurred that was deemed to be other than temporary, and as a result wrote off the entire cost basis of the investment. In connection with this write-off, an investment impairment charge of $150,000 was recorded during the quarter ended December 31, 2001.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Pursuant to Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached application development stage and meet recoverability tests. These costs are included in property and equipment. Capitalized costs include external direct costs of materials and services utilized in dev eloping or obtaining internal-use software, and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. During the years ended December 31, 2000, 2001 and 2002, $0, $2,356,000 and $2,361,000, respectively, of these costs had been capitalized. Amortization of capitalized software development costs was $0, $0 and $420,000 for the years ended December 31, 2000, 2001 and 2002, respectively, and is charged to cost of Cardiac Safety services. Gains or losses on the disposition of property and equipment are included in operations. Depreciation expense was $1,446,000, $1,459,000 and $2,684,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Goodwill

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually. In accordance with the provisions of SFAS No. 142, the Company ceased the amortization of goodwill effective January 1, 2002. Prior to the adoption of SFAS No. 142, the Company amortized goodwill over eight years. Amortization expense was $316,000 for each of the years ended December 31, 2000 and 2001.

Back to Index

The following table provides reconciliations of reported and adjusted net income (loss) and basic and diluted net income (loss) per share as if SFAS No. 142 had been adopted as of January 1, 2000:

	Year Ended December 31,

	2000	2001	2002

Reported net income (loss)	$120,000	$(3,774,000)	$6,150,000
Add back goodwill amortization, net of tax	209,000	209,000	—

Adjusted net income (loss)	$329,000	$3,565,000	$6,150,000

Income (loss) per share – basic:
Reported net income (loss)	$0.01	$(0.36)	$0.59
Add back goodwill amortization, net of tax	0.02	0.02	—

Adjusted net income (loss)	$0.03	$(0.34)	$0.59

Income (loss) per share – diluted:
Reported net income (loss)	$0.01	$(0.36)	$0.54
Add back goodwill amortization, net of tax	0.02	0.02	—

Adjusted net income (loss)	$0.03	$(0.34)	$0.54

In accordance with the provisions of SFAS No. 142, the Company was required to perform a transitional goodwill impairment test by June 30, 2002. In addition, SFAS No. 142 requires that the Company perform an impairment test annually or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No goodwill impairments were recorded as a result of the SFAS No. 142 transitional impairment test or the annual impairment test completed during the fourth quarter of fiscal 2002.

When it is determined that the carrying value of goodwill may not be recoverable based upon the existence of one or more indicators of impairment, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.

Long-lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. If factors indicate that long- lived assets should be evaluated for possible impairment, the Company would use an estimate of the related undiscounted cash flows in measuring whether long-lived assets should be written down to their fair value, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management believes that there has been no impairment of long-lived assets as of December 31, 2002.

Accrued Expenses

Included in accrued expenses at December 31, 2001 and 2002 was accrued compensation of $1,123,000 and $1,890,000, respectively.

Software Development Costs

Research and development expenditures are charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Since software development costs have not been significant after the establishment of technological feasibility, all such costs have been charged to expense as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2000, 2001 and 2002 was $854,000, $916,000 and $1,195,000, respectively.

Back to Index

Stock-Based Compensation

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for stock options and other stock-based awards while disclosing pro forma net income and net income per share as if the fair value method had been applied in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.”

No stock-based employee compensation cost is reflected in net income (loss), as all options granted had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been adjusted to the following pro forma amounts:

	Year Ended December 31,

	2000	2001	2002

Net income (loss), as reported	$120,000	$(3,774,000)	$6,150,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,256,000)	(2,271,000)	(1,203,000)

Pro forma net income (loss)	$(1,136,000)	$(6,045,000)	$4,947,000
Net income (loss) per common share - basic:
As reported	$0.01	$(0.36)	$0.59
Pro forma	$(0.11)	$(0.58)	$0.47

Net income (loss) per common share - diluted:
As reported	$0.01	$(0.36)	$0.54
Pro forma	$(0.11)	$(0.58)	$0.44

The effects of applying SFAS No. 123 in the pro forma disclosure may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the tax effects of operating loss and credit carryforwards and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Other Income, Net

Other income, net consists primarily of earnings on cash, cash equivalents and short-term investments, net of interest expense related to capital lease obligations. Additionally, in 2002, the Company realized a net gain of $419,000 on the sale of marketable securities and $47,000 of interest income on the escrow accounts related to the sale of the domestic clinical research operation.

Supplemental Cash Flow Information

The Company paid $1,912,000, $887,000 and $1,052,000 for income taxes in the years ended December 31, 2000, 2001 and 2002, respectively.

During the years ended December 31, 2001 and 2002, the Company acquired $507,000 and $1,336,000, respectively, of property and equipment through the execution of capital leases.

Back to Index

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the pharmaceutical, biotechnology and medical device industries. For the year ended December 31, 2000, no single client accounted for greater than 10% of net revenues. For the year ended December 31, 2001, one client accounted for 11.1% of net revenues, and for the year ended December 31, 2002, two clients accounted for 17.3% and 11.6% of net revenues, respectively. The loss of any such client could have a material adverse effect on the Company’s operations. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management’s expectations (see Note 11).

Translation of Foreign Financial Statements

Assets and liabilities of the Company’s UK subsidiary are translated at the exchange rate as of the end of each reporting period. The income statement is translated at the average exchange rate for the period. Cumulative adjustments from translating the UK financial statements were immaterial for the year ended December 31, 2001. For the year ended December 31, 2002, the Company recorded a cumulative translation adjustment of $410,000 in accumulated other comprehensive income.

Stock Split

On July 16, 2002, the Company effected a 3-for-2 split of its common stock. All share and per share data have been restated to reflect a 3-for-2 split of the Company’s common stock as if the stock split had occurred as of December 31, 1999.

Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year, adjusted for the dilutive effect of common stock equivalents, which consist primarily of stock options, computed using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations.

	Net		Per Share Amount
Year Ended December 31,	Income (Loss)	Shares

2000
Basic net income	$120,000	10,434,000	$0.01
Effect of dilutive shares	—	278,000	—

Diluted net income	$120,000	10,712,000	$0.01

2001
Basic net loss	$(3,774,000)	10,418,000	$0.36
Effect of dilutive shares	—	—	—

Diluted net loss	$(3,774,000)	10,418,000	$0.36

2002
Basic net income	$6,150,000	10,481,000	$0.59
Effect of dilutive shares	—	810,000	(0.05)

Diluted net income	$6,150,000	11,291,000	$0.54

In computing diluted net income (loss) per share, 195,475, 1,248,425 and 172,600 options to purchase shares of common stock were excluded from the computations for the years ended December 31, 2000, 2001 and 2002, respectively. The options were excluded from the 2000 and 2002 computations because the exercise prices of such options were greater than the average market price of the Company’s common stock during the respective periods. The options were excluded from the 2001 computation because their effect would be anti-dilutive.

Back to Index

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires companies to classify items of other comprehensive income (loss) by their nature in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in-capital in the stockholders’ equity section of the balance sheet. The Company’s comprehensive income (loss) includes net income (loss) and unrealized gains and losses from foreign currency translation and marketable securities. For the year ended December 31, 2002, the Company recorded a foreign currency translation adjustment of $410,000. The foreign currency translation adjustment was immaterial as of December 31, 2000 and 2001. For the year ended December 31, 2000, the Company recorded an unrealized loss for the mark to market of $2,042,000, net of tax of $1,361,000, on its investment in marketable securities. For the yea r ended December 31, 2001, the Company recorded an impairment loss and adjusted the mark to market on its investment in marketable securities to an unrealized gain of $665,000. During the year ended December 31, 2002, the Company sold all of its investment in marketable securities and eliminated the unrealized gain of $665,000. The Company recognized a gain of $419,000 on the sale of its investment in marketable securities during 2002.

Recent Pronouncements

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” and Interpretation No. 46, “Consolidation of Variable Interest Entities.” The EITF recently reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

In April 2002, the FASB issued SFAS No. 145 which is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of this Statement. The Company adopted SFAS No. 145 on May 16, 2002 and the adoption did not have a significant impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146 which addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

Back to Index

The EITF recently reached a consensus on EITF Issue No. 00-21, which provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF Issue No. 00-21 will not have a material impact on the Company’s financial position, results of operations, or liquidity.

2. Sale of the Domestic CRO Operation

On December 31, 1999, the Company sold the business and certain of the assets of its domestic CRO operation (the “Division”), which consisted of clinical trial management and clinical data management operations. The Company received cash consideration of $1,000,000 on December 31, 1999, and $8,000,000 on January 31, 2000, with additional consideration, if any, payable over time, subject to adjustments and earn-outs. In addition, certain specific liabilities of the Division were assumed by the buyer as part of the transaction. During the years ended December 31, 2000, 2001 and 2002, the Company recognized additional pre-tax gain of $2,114,000, $1,422,000, and $35,000, respectively, related to the disposition. During the first quarter of 2002, the Company finalized the accounting for the disposition related to certain earn-outs. The escrow account that was established in connection with the transaction has been closed effective as of the last income distribution received by the Company during the first quarter of 2002.

3. Accounts Receivable
	December 31,

	2001	2002

Billed	$5,822,000	$7,344,000
Unbilled	528,000	49,000
Allowance for doubtful accounts	(450,000)	(439,000)

	$5,900,000	$6,954,000

4.  Property and Equipment

	December 31,

	2001	2002

Computer and other equipment	$8,043,000	$12,855,000
Furniture and fixtures	2,252,000	2,620,000
Leasehold improvements	1,421,000	1,491,000
System development costs	2,356,000	4,717,000

	14,072,000	21,683,000
Less-Accumulated depreciation	(5,962,000)	(9,096,000)

	$8,110,000	$12,587,000

5.  Line of Credit

The Company has a line of credit with a bank, through June 30, 2003, that provides for borrowings up to $3,000,000 at an interest rate of prime minus 35 basis points. The line of credit agreement includes certain covenants, the most restrictive of which limit future indebtedness and require compliance with a liabilities-to-tangible net worth ratio. To date, the Company has not borrowed any amounts under its line of credit.

Back to Index

6.  Income Taxes

The income tax provision (benefit) consists of the following:

	Year Ended December 31,

	2000	2001	2002

Current provision (benefit):
Federal	$(793,000)	$(133,000)	$—
State and local	—	—	182,000
Foreign	522,000	219,000	995,000

	(271,000)	86,000	1,177,000

Deferred provision (benefit):
Federal	448,000	(198,000)	1,185,000
State and local	145,000	—	(932,000)
Foreign	—	—	166,000

	593,000	(198,000)	419,000

	$322,000	$(112,000)	$1,596,000

Foreign income before income taxes was $1,716,000, $730,000 and $3,318,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying financial statements is as follows:

	Year Ended December 31,

	2000	2001	2002

Tax at federal statutory rate	$328,000	$(1,282,000)	$2,634,000
Increase (decrease) in valuation allowance	284,000	2,935,000	(1,074,000)
State and local taxes, net of federal	(92,000)	(1,002,000)	182,000
Change in effective rate for deferred assets	—	486,000	—
Federal tax credits	—	(807,000)	(172,000)
Foreign pre-tax income	(51,000)	(29,000)	33,000
Tax-free interest income	(156,000)	(75,000)	(24,000)
Other	9,000	(338,000)	17,000

	$322,000	$(112,000)	$1,596,000

The components of the Company’s net deferred tax asset are as follows:

	December 31,

	2001	2002

Goodwill amortization	$2,166,000	$2,099,000
Tax credit carryforwards	807,000	1,352,000
Net operating loss carryforwards	1,286,000	1,151,000
Investment impairment	1,933,000	1,791,000
Repatriation of UK earnings	—	(166,000)
Depreciation	(483,000)	(1,689,000)
Reserves and accruals	313,000	424,000
Valuation allowance	(3,219,000)	(2,145,000)

	$2,803,000	$2,817,000

At December 31, 2002, the Company had net operating loss carryforwards for state and local tax purposes of approximately $16,000,000, which will begin to expire in 2003, and net operating loss carryforwards for federal tax purposes of approximately $500,000, which will begin to expire in 2021. A valuation allowance of $2,145,000 has been provided as of December 31, 2002 for the capital loss on the investment impairment as well as certain of the Company’s state net operating loss carryforwards because of the uncertainty of their realization.

Back to Index

At December 31, 2002, the Company had alternative minimum tax credit carryforwards of $188,000, which have no expiration date, and net research and development tax credits of $1,164,000, which begin to expire in 2018. The Company has begun recognizing a deferred tax liability for undistributed earnings of its UK subsidiary beginning in 2002.

Based on the Company’s current and future estimates of pretax earnings, management believes the amount of gross deferred tax assets will more likely than not be realized through future taxable income; therefore, no valuation allowance is necessary with the exception of the capital loss and certain New Jersey state net operating loss carryforwards. New Jersey has suspended the use of net operating loss carryforwards for two years and management believes it is appropriate to maintain a valuation allowance on these items. Accordingly, during the fourth quarter of 2002, the Company reversed $1,074,000 of its valuation allowance.

7. Related Party Transactions

The Company’s Chairman, who is a stockholder, is a cardiologist who, in addition to his role as Chief Scientist of the Company, provided medical consulting services to the Company as an independent contractor through his wholly-owned professional corporation during 2000, 2001 and 2002 (see Note 9). Fees incurred under this consulting arrangement approximated $281,000, $255,000 and $389,000 for the years ended December 31, 2000, 2001 and 2002, respectively. At December 31, 2001 and 2002, $61,000 and $245,000, respectively, was owed to the professional corporation in connection with the consulting agreement. The Company amended its consulting agreement with the professional corporation in January 2003 (see Note 9).

The Company recognized license fee revenues associated with an agreement with DAC of approximately $800,000 during the year ended December 31, 2000 which were included in the Company’s consolidated license revenues. Additionally, $135,000 and $180,000 of software maintenance service revenues were recognized in the years ended December 31, 2000 and 2001, respectively, which were included in the Company’s consolidated services revenues.

A director of the Company is a partner of the law firm of Duane Morris LLP, which performs legal services for the Company. Fees paid by the Company for such services were $418,000, $84,000 and $61,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

8. Stock Option Plans

In August 1993, the Company established a nonqualified stock option plan (the “1993 Plan”) authorizing the grant of options to acquire up to 1,650,750 shares of the Company’s common stock. The purpose of the 1993 Plan was to provide an incentive for key individuals to advance the success of the Company. The options cover the purchase of common stock of the Company at exercise prices determined by the Board of Directors, which were initially set at or above current fair value. Options granted under the 1993 Plan became fully vested 90 days after the Company’s 1997 initial public offering and expired five years from the initial public offering date. No additional options were granted under this plan and there were no options outstanding under this plan as of December 31, 2002.

In 1996, the Company adopted a new stock option plan (the “1996 Plan”) that authorized the grant of both incentive and non-qualified options to acquire up to 750,000 shares of the Company’s common stock. The Company’s Board of Directors determines the exercise price of the options under the 1996 Plan. The exercise price of incentive stock options may not be below fair value on the grant date. Incentive stock options under the 1996 Plan expire ten years from the grant date and are exercisable in accordance with vesting provisions set by the Board, generally over four to five years.

In May 1999, the stockholders approved an amendment to the 1996 Plan that increased the number of shares which could be granted under the 1996 Plan by 900,000 to 1,650,000 and provided for an annual option grant of 5,000 shares to each outside director. In April 2001, the stockholders approved an amendment to the 1996 Plan that increased the number of shares which could be granted under the 1996 Plan by 450,000 to 2,100,000.

Back to Index

Information with respect to outstanding options under the Company’s plans is as follows:

	Outstanding	Option Price	Weighted Average
	Shares	Per Share	Exercise Price

Balance, December 31, 1999	820,236	$1.51-8.75	$4.63
Granted	470,251	6.67-11.88	8.19
Exercised	(120,802)	1.51-8.75	3.24
Cancelled	(55,614)	1.51-8.75	5.55

Balance, December 31, 2000	1,114,071	1.51-11.88	6.24
Granted	828,173	2.90-7.57	4.33
Exercised	(30,000)	4.00-6.67	5.60
Cancelled	(39,600)	2.90-11.88	7.96

Balance, December 31, 2001	1,872,644	1.51-10.83	5.37
Granted	294,625	10.67-18.96	13.01
Exercised	(226,192)	1.51-13.51	5.15
Cancelled	(150,924)	1.51-13.51	8.15

Balance, December 31, 2002	1,790,153	$2.50-18.96	$6.42

As of December 31, 2002, 818,164 options with a weighted average exercise price of $5.94 per share were exercisable and 37,635 options were available for future grants under the 1996 Plan.

The following table summarizes information about stock options outstanding at December 31, 2002:

	Outstanding			Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	of Options	Life	Price	of Options	Price

$1.90 – $3.79	251,106	7.8	$3.13	90,937	$3.08
$3.80 – $5.68	771,246	7.1	4.34	356,401	4.16
$5.69 – $7.58	246,675	7.5	6.80	118,800	6.70
$7.59 – $9.48	250,651	6.1	8.52	195,026	8.54
$9.49 – $11.37	97,875	7.2	10.66	45,000	10.66
$13.28 – $15.16	140,100	8.6	13.50	12,000	13.40
$17.07 – $18.96	32,500	9.8	18.96	—	—

	1,790,153	7.3	$6.42	818,164	$5.94

The weighted average fair value per share of the Company’s options granted during 2000, 2001 and 2002 was estimated as $4.96, $2.65, and $6.73, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2000	2001	2002

Risk-free interest rate	6.58%	4.65%	3.19%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life	3 years	3 years	3 years
Expected volatility	89.60%	93.68%	76.90%

Back to Index

9. Commitments and Contingencies

Leases

The Company leases office space and certain equipment. While the majority of the leases are operating leases, certain Cardiac Safety equipment is leased under capital leases. Rent expense for all operating leases for the years ended December 31, 2000, 2001 and 2002 was $910,000, $1,355,000, and $1,538,000, respectively.

The Company leases approximately 30,000 square feet of office space in Philadelphia, Pennsylvania, of which approximately 840 square feet is subleased to a third party. This lease expires in August 2005.

In 1999, the Company entered into a lease for a facility in Bridgewater, New Jersey, which commenced on May 1, 1999 and expires on April 30, 2006. In 2000, the Company entered into a sublease agreement with a third party to lease this facility, which commenced on February 1, 2001 and expires on April 30, 2006. Also, in 1999, the Company entered into a lease for a facility in Peterborough, United Kingdom, which commenced on October 1, 1999 and expires on September 30, 2009.

In 2000, the Company entered into a lease for a new facility in Bridgewater, New Jersey, which commenced on February 1, 2001 and expires on January 31, 2011.

Future minimum lease payments as of December 31, 2002 are as follows:

		Gross
	Capital	Operating	Sublease
	Leases	Leases	Income

2003	$707,000	$3,282,000	$852,000
2004	691,000	3,251,000	857,000
2005	134,000	2,540,000	677,000
2006	—	1,172,000	104,000
2007	—	1,005,000	—
2008 and thereafter	—	2,896,000	—

	$1,532,000	$14,146,000	$2,490,000

Less imputed interest	(159,000)

Net present value of capital lease obligations	1,373,000
Less current installments	(599,000)

Long-term capital lease obligations, excluding current installments	$774,000

Royalties

In 1997, the Company entered into a development agreement, as amended, that provides for royalty-based payments on two of the Company’s software products. The agreement provides for a 5% royalty on certain net license revenues during a three-year period, not to exceed total royalties of $775,000. During 2000 and 2001, the Company charged $149,000 and $8,500, respectively, to expense under this agreement. The royalty agreement was terminated on October 25, 2001.

Agreements with the Company’s Management

In addition to an employment agreement with the Company’s Chairman and Chief Scientist, the Company entered into a consulting agreement with his wholly-owned professional corporation commencing May 21, 2001. Either party may terminate the agreement at any time, with or without cause. The consulting agreement relates to the Chairman and Chief Scientist’s capacity as a medical doctor and cardiologist and, among other things, requires him to advise the Company on matters related to the successful operation, marketing and business development of its Cardiac Safety services operations. From inception to December 2002, compensation under the consulting agreement was $180,000 per year plus discretionary bonuses of $48,000 per year and other discretionary bonuses. In January 2003, the consulting agreement was amended and took immediate effect to provide for compensation of $228,000 per year plus discretionary bonuses to be determined by the Company’s Board of Directors.

Back to Index

The Company maintains employment agreements with all of its executive officers. Either party may terminate the employment agreement at any time, with or without cause. However, if the Company terminates an employment agreement without cause, it must continue to pay certain salaries for up to a one-year period subsequent to termination.

Contingencies

The Company is involved in legal proceedings from time to time in the ordinary course of its business. The Company believes that none of these legal proceedings will have a material adverse effect on the financial condition or results of its operations.

10. Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and capital leases are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.

11. Operating Segments and Geographic Information

The Company’s operating segments are strategic business units that offer different products and services to a common client base. The Company’s products and services are provided globally through two reportable business segments: Cardiac Safety, which includes centralized electrocardiographic services; and Clinical Research Technology and Services, which includes software sales and support and consulting services. Identifiable assets not included in reportable segments are reported as Other.

In 2000, two clients accounted for 12.9% and 11.2% of Cardiac Safety net revenues, respectively, and three clients accounted for 17.7%, 17.1%, and 10.6%, respectively, of Clinical Research Technology and Services net revenues. In 2001, three clients accounted for 15.7%, 12.4%, and 11.0% of Cardiac Safety net revenues, respectively, and three clients accounted for 14.6%, 13.1%, and 11.3%, respectively, of Clinical Research Technology and Services net revenues. In 2002, three clients accounted for 21.3%, 14.3%, and 10.5% of Cardiac Safety net revenues, respectively, and no single client accounted for greater than 10% of Clinical Research Technology and Services net revenues.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance based on the net revenues and operating earnings of the respective business segments.

	Year Ended December 31, 2000

		Clinical Research Technology and Services
	Cardiac Safety
			Other	Total

License revenues	$—	$5,189,000	$—	$5,189,000
Service revenues	14,607,000	8,271,000	—	22,878,000

Net revenues from external customers	14,607,000	13,460,000	—	28,067,000
Loss from operations	(113,000)	(2,806,000)	—	(2,919,000)
Identifiable assets	7,827,000	6,502,000	39,635,000	53,964,000
Depreciation and amortization	1,013,000	749,000	—	1,762,000
Capital expenditures	2,690,000	480,000	—	3,170,000

Back to Index

	Year Ended December 31, 2001

		Clinical Research Technology and Services
	Cardiac Safety
			Other	Total

License revenues	$—	$1,372,000	$—	$1,372,000
Service revenues	19,617,000	7,008,000	—	26,625,000

Net revenues from external customers	19,617,000	8,380,000	—	27,997,000
Income (loss) from operations	3,583,000	(4,030,000)	—	(447,000)
Identifiable assets	11,284,000	5,279,000	24,437,000	41,000,000
Depreciation and amortization	898,000	877,000	—	1,775,000
Capital expenditures	3,454,000	1,179,000	—	4,633,000

	Year Ended December 31, 2002

		Clinical Research Technology and Services
	Cardiac Safety
			Other	Total

License revenues	$—	$2,119,000	$—	$2,119,000
Service revenues	33,062,000	6,345,000	—	39,407,000

Net revenues from external customers	33,062,000	8,464,000	—	41,526,000
Income (loss) from operations	8,942,000	(2,099,000)	—	6,843,000
Identifiable assets	18,753,000	4,563,000	30,076,000	53,392,000
Depreciation and amortization	2,411,000	693,000	—	3,104,000
Capital expenditures	4,896,000	1,295,000	—	6,191,000

The Company operates on a worldwide basis with two locations in the United States and one location in the United Kingdom, which is categorized below as North America and Europe, respectively.

Geographic information is as follows:

	Year Ended December 31, 2000

	North
	America	Europe	Total

License revenues	$4,846,000	$343,000	$5,189,000
Service revenues	17,473,000	5,405,000	22,878,000

Net revenues from external customers	22,319,000	5,748,000	28,067,000
Income (loss) from operations	(4,632,000)	1,713,000	(2,919,000)
Identifiable assets	52,004,000	1,960,000	53,964,000

	Year Ended December 31, 2001

	North
	America	Europe	Total

License revenues	$1,282,000	$90,000	$1,372,000
Service revenues	20,701,000	5,924,000	26,625,000

Net revenues from external customers	21,983,000	6,014,000	27,997,000
Income (loss) from operations	(1,161,000)	714,000	(447,000)
Identifiable assets	39,201,000	1,799,000	41,000,000

	Year Ended December 31, 2002

	North
	America	Europe	Total

License revenues	$2,022,000	$97,000	$2,119,000
Service revenues	29,608,000	9,799,000	39,407,000

Net revenues from external customers	31,630,000	9,896,000	41,526,000
Income from operations	3,542,000	3,301,000	6,843,000
Identifiable assets	47,368,000	6,024,000	53,392,000

Back to Index

12. Sale and Redemption of the Company’s Preferred Stock and Issuance of Common Stock Warrants

On March 24, 2000, a subsidiary of the Company sold 95,000 shares of its convertible preferred stock to Communicade, Inc. for total gross proceeds of $9,500,000 and agreed, if the subsidiary consummated an initial public offering of its stock, to issue a warrant to Communicade, Inc. to purchase 2.5% of the subsidiary’s outstanding common stock. The preferred stock would have automatically converted into common stock upon consummation of the subsidiary’s initial public offering. On March 27, 2000, the subsidiary issued a warrant to purchase the subsidiary’s common stock to Scirex Corporation. The warrant entitled Scirex Corporation to purchase the number of common shares equal to $1,000,000 divided by the subsidiary’s initial public offering price per share, at an exercise price per share equal to the initial public offering price per share and would have been exercisable for a two year period following consummation by the subsidiary of an initial public offering of its common stock. On March 1, 2001, the subsidiary withdrew the registration statement associated with its initial public offering, and the Company repurchased the subsidiary’s convertible preferred stock sold to Communicade, Inc. for the original purchase price of $9,500,000 plus $639,000 in accrued dividends. Following the merger of the subsidiary with and into the Company, the separate legal existence of the subsidiary ceased, thereby preventing the subsidiary from ever consummating an initial public offering. As a result, the Company believes that the warrant issued to Scirex Corporation is effectively null and void because it will never become exercisable and neither the exercise price per share nor the number of shares subject to the warrant will ever be established.

13. Quarterly Financial Data (Unaudited) (in thousands, except per share data)

The quarterly data below includes all adjustments (consisting only of normal recurring adjustments with the exception of those indicated below) that the Company considers necessary for a fair presentation.

	March 31,		June 30,		September 30,		December 31,
	2001	2002	2001	2002	2001	2002	2001	2002

Net revenues	$5,894	$8,361	$6,958	$10,104	$7,331	$10,924	$7,814	$12,137
Gross margin	2,674	4,826	3,789	5,946	4,168	5,872	4,402	6,869
Operating income (loss) (a)	(1,233)	850	(100)	1,534	222	1,945	664	2,514
Net income (loss) (a) (b)	(5,447)	709	86	1,170	272	1,362	1,315	2,909
Basic net income (loss) per share	$(0.52)	$0.07	$0.01	$0.11	$0.03	$0.13	$0.13	$0.28
Diluted net income (loss) per share	$(0.52)	$0.06	$0.01	$0.10	$0.03	$0.12	$0.13	$0.25

(a)	Includes gains on the sale of the Company’s domestic CRO of $232, $1,190 and $35 in the quarters ended March 31, 2001, December 31, 2001 and March 31, 2002, respectively.

(b)	Includes investment impairment charges of $4,970 and $716 in the quarters ended March 31, 2001 and December 31, 2001, respectively and gain on the sale of marketable securities of $2, $73, and $344 in the quarters ended March 31, 2002, June 30, 2002 and December 31, 2002, respectively.

Back to Index

SCHEDULE II

eResearchTechnology, Inc. and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
(in thousands)

	Balance Beginning of Period			Balance End of Period
		Charges to Expense	Deductions from Reserve

December 31, 2000	$425	$448	$40	$833

December 31, 2001	$833	—	$383	$450

December 31, 2002	$450	—	$11	$439