Form 10-Q
period 2003-03-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2003-05-09
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2003
                                                                --------------

                                       or

         [   ] Transitional report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transitional period from ________________ to__________________


Commission file number  0-29100
                       --------

                            eResearchTechnology, Inc.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                   22-3264604
---------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification No.)
               or organization)

          30 South 17th Street
            Philadelphia, PA                                     19103
---------------------------------------------    ------------------------------------
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
    X     Yes               No
---------         ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
    X     Yes               No
---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2003, was 10,919,359.

                   eResearchTechnology, Inc. and Subsidiaries

                                      INDEX
                                      -----

                                                                                                             Page
                                                                                                             ----

Part I.  Financial Information

           Item 1.    Consolidated Financial Statements

                      Consolidated balance sheets--December 31, 2002 and March 31, 2003 (unaudited)             3

                      Consolidated statements of operations (unaudited)--Three Months
                      Ended March 31, 2002 and 2003                                                             4

                      Consolidated statements of cash flows (unaudited)--Three Months
                      Ended March 31, 2002 and 2003                                                             5

                      Notes to consolidated financial statements (unaudited)                                 6-10

           Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                            11-18

           Item 3.    Qualitative and Quantitative Disclosures about Market Risk                               18

           Item 4.    Controls and Procedures                                                                  18

Part II. Other Information

           Item 6.    Exhibits and Reports on Form 8-K                                                         19

                      a.) Exhibits

                      b.) Reports on Form 8-K


Signatures                                                                                                     20

Certifications                                                                                              21-22

Part 1. Financial Information
Item 1. Consolidated Financial Statements

                   eResearchTechnology, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except per share and share amounts)


                                                                        December 31, 2002        March 31, 2003
                                                                        -----------------        --------------
                                                                                                  (unaudited)
Assets

Current assets:
    Cash and cash equivalents                                                $17,443                $16,876
    Short-term investments                                                     9,307                 10,815
    Accounts receivable, net                                                   6,954                  9,078
    Prepaid expenses and other                                                 2,542                  2,722
    Deferred income taxes                                                        485                    315
                                                                             -------                -------
       Total current assets                                                   36,731                 39,806

Property and equipment, net                                                   12,587                 13,128
Goodwill                                                                       1,212                  1,212
Investments in non-marketable securities                                         509                    509
Other assets                                                                      21                     21
Deferred income taxes                                                          2,332                  2,721
                                                                             -------                -------

                                                                             $53,392                $57,397
                                                                             =======                =======

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                         $ 2,000                $ 1,581
    Accrued expenses                                                           3,705                  3,148
    Income taxes payable                                                         960                    793
    Current portion of capital lease obligations                                 599                    613
    Deferred revenues                                                          4,774                  4,517
                                                                             -------                -------
       Total current liabilities                                              12,038                 10,652
                                                                             -------                -------

Capital lease obligations, excluding current portion                             774                    615
                                                                             -------                -------

Commitments and contingencies

Stockholders' equity:
    Preferred stock - $10.00 par value, 500,000 shares authorized,
        none issued and outstanding                                             -                      -
    Common stock - $.01 par value, 15,000,000 shares authorized,
        11,462,191 and 11,788,607 shares issued, respectively                    115                    118
    Additional paid-in capital                                                40,921                 44,274
    Accumulated other comprehensive income                                       410                    310
    Retained earnings                                                          2,363                  4,818
    Treasury stock, 895,500 and 902,782 shares at cost                        (3,229)                (3,390)
                                                                             -------                -------

        Total stockholders' equity                                            40,580                 46,130
                                                                             -------                -------

                                                                             $53,392                $57,397
                                                                             =======                =======


        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (in thousands, except per share information)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2002             2003
                                                     -------         -------
                                                            (unaudited)
Net revenues:
  Licenses                                           $   754         $ 1,189
  Services                                             7,607          12,394
                                                     -------         -------

        Total net revenues                             8,361          13,583
                                                     -------         -------

Costs of revenues:
  Cost of licenses                                       134             144
  Cost of services                                     3,401           5,187
                                                     -------         -------

        Total costs of revenues                        3,535           5,331
                                                     -------         -------

        Gross margin                                   4,826           8,252
                                                     -------         -------

Operating expenses:
  Selling and marketing                                1,475           1,823
  General and administrative                           1,342           1,509
  Research and development                             1,159           1,064
                                                     -------         -------

        Total operating expenses                       3,976           4,396
                                                     -------         --------

Operating income                                         850           3,856
Other income, net                                        158              56
Gain on sale of domestic CRO operation                    35             -
                                                     -------         --------

Income before income taxes                             1,043           3,912
Income tax provision                                     334           1,457
                                                     -------         -------

Net income                                           $   709         $ 2,455
                                                     =======         =======

Basic net income per share                           $  0.07         $  0.23
                                                     =======         =======

Diluted net income per share                         $  0.06         $  0.21
                                                     =======         =======

Shares used to calculate basic
  net income per share                                10,387          10,734
                                                     =======         =======

Shares used to calculate diluted
  net income per share                                10,981          11,666
                                                     =======         =======


        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)



                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                        2002            2003
                                                                                       -------         -------
                                                                                             (unaudited)
Operating activities:
   Net income                                                                          $   709         $ 2,455
   Adjustments to reconcile net income to net cash
       provided by operating activities:
            Gain on sale of domestic CRO operation                                         (35)           -
            Gain on sale of marketable securities                                           (2)           -
            Depreciation and amortization                                                  545           1,097
            Stock option income tax benefits                                               -             1,475
            Changes in operating assets and liabilities:
                Accounts receivable                                                        141          (2,156)
                Prepaid expenses and other                                                (427)           (151)
                Accounts payable                                                           175            (416)
                Accrued expenses                                                          (334)           (545)
                Income taxes                                                               337            (381)
                Deferred revenues                                                        1,101            (248)
                                                                                       -------         -------
                     Net cash provided by operating activities                           2,210           1,130
                                                                                       -------         -------

Investing activities:
   Purchases of property and equipment                                                  (1,481)         (1,677)
   Purchases of short-term investments                                                    (883)         (1,800)
   Proceeds from sales of short-term investments                                           810             292
   Proceeds from sales of marketable securities                                            246            -
                                                                                       -------         -------
                     Net cash used in investing activities                              (1,308)         (3,185)
                                                                                       -------         -------

Financing activities:
   Repayments of capital lease obligations                                                 (59)           (145)
   Net proceeds from exercise of stock options                                             430           1,720
                                                                                       -------         -------
                     Net cash provided by financing activities                             371           1,575
                                                                                       -------         -------

Effect of exchange rate changes on cash                                                   -                (87)
                                                                                       -------         -------

Net increase (decrease) in cash and cash equivalents                                     1,273            (567)
Cash and cash equivalents, beginning of period                                          11,364          17,443
                                                                                       -------         -------

Cash and cash equivalents, end of period                                               $12,637         $16,876
                                                                                       =======         =======


        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the "Company") and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Further information on potential factors that could affect the Company's financial results can be found in the Company's Report on Form 10-K filed with the Securities and Exchange Commission and in this Form 10-Q.

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

Amortization of capitalized software development costs ($0 and $252,000 for the quarters ended March 31, 2002 and 2003, respectively) is charged to the cost of the Cardiac Safety services product. For the three months ended March 31, 2002 and 2003, the Company capitalized $640,000 and $367,000, respectively, of software development costs. All other research and development costs have been expensed as incurred.

When events or circumstances so indicate, the Company assesses the potential impairment of its intangible assets and other long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At March 31, 2003, no impairment was indicated.

Stock-Based Compensation. In December 2002, Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," was issued. SFAS No. 148 amended SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 related to the disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and as such have been incorporated below.

SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures in accordance with the provisions of SFAS Nos. 123 and 148 to its stock option plans. Under APB Opinion No. 25, the Company has not recorded any stock-based employee compensation cost associated with the Company's stock option plan, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on the net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans (in thousands, except per share amounts):

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                        2002                 2003
                                                                                       -----                ------
Net income, as reported                                                                $ 709                $2,455
Deduct: Net stock-based employee compensation expense determined
     under fair value based method                                                      (182)                 (212)
                                                                                       -----                ------
Pro forma net income                                                                   $ 527                $2,243
                                                                                       =====                ======

Earnings per share:
     Basic - as reported                                                               $0.07                $ 0.23
     Basic - pro forma                                                                 $0.05                $ 0.21

     Diluted - as reported                                                             $0.06                $ 0.21
     Diluted - pro forma                                                               $0.05                $ 0.19

Pro forma net income reflects only options granted through March 31, 2003 and, therefore, may not be representative of the effects for future periods.

Stock Split. On July 16, 2002, the Company effected a 3-for-2 split of its common stock. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

Note 3.  Investment Impairment Charge - Non-Marketable Securities

At March 31, 2003, investments in non-marketable securities consist of an investment in AmericasDoctor.com, Inc., which is accounted for under the cost method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." As of March 31, 2001, in accordance with APB No. 18, management determined that a decrease in value of the investment occurred which was deemed to be other than temporary, and as a result wrote down the cost basis of the investment from $2,300,000 to $1,076,000. In connection with this write-down, an investment impairment charge of $1,224,000 was recorded during the quarter ended March 31, 2001. In December 2001, management determined that an additional decrease in the value of the investment occurred which was deemed to be other than temporary, and as a result wrote down the cost basis of the investment from $1,076,000 to $509,000. In connection with this write-down, an investment impairment charge of $566,000 was recorded during the quarter ended December 31, 2001.

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

Note 4.  Net Income per Common Share

The Company follows SFAS No. 128, "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, which consist primarily of stock options, using the treasury stock method.

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share information):

Three Months Ended March 31,
----------------------------

                                                                                            Per
                                                                        Net                 Share
2002                                                                  Income    Shares     Amount
----                                                                  ------    ------     ------
Basic net income............................................          $  709    10,387     $ 0.07
Effect of dilutive shares...................................               -       594      (0.01)
                                                                      ------    ------     ------

Diluted net income..........................................          $  709    10,981     $ 0.06
                                                                      ======    ======     ======

2003
----

Basic net income............................................          $2,455    10,734     $ 0.23
Effect of dilutive shares...................................               -       932      (0.02)
                                                                      ------    ------     ------

Diluted net income..........................................          $2,455    11,666     $ 0.21
                                                                      ======    ======     ======

Options to purchase 1,670,951 shares of common stock were outstanding at March 31, 2002 and were included in the computation of diluted net income per share. Options to purchase 90,000 shares of common stock were outstanding at March 31, 2002 but were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the Company's common stock during the period.

Options to purchase 1,436,512 shares of common stock were outstanding at March 31, 2003 and were included in the computation of diluted net income per share.

Note 5.  Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income." The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation and marketable securities. The foreign currency translation adjustment was immaterial as of March 31, 2002. For the three months ended March 31, 2003, the Company recorded a foreign currency translation adjustment of $100,000, which reduced the accumulated foreign currency translation income to $310,000. For the three months ended March 31, 2002, the Company recorded an unrealized gain for the mark to market of $634,000 from its investment in marketable securities.

Note 6.  Recent Pronouncements

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and Interpretation No. 46, "Consolidation of Variable Interest Entities." The EITF recently reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."

In April 2002, the FASB issued SFAS No. 145, which is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of this Statement. The Company adopted SFAS No. 145 on May 16, 2002 and the adoption did not have any impact on the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, which addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have any impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have any effect on the Company's financial statements.

The EITF recently reached a consensus on EITF Issue No. 00-21, which provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF Issue No. 00-21 will not have a material impact on the Company's financial position, results of operations, or liquidity.

Note 7.  Operating Segments / Geographic Information

Commencing in 2003, the Company considers its operations to consist of one segment. The development of the one segment corresponds to the implementation of the Company's refinement in strategic focus in late 2002, and represents management's view of the Company's operations. Prior to 2003, the Company's reportable segments were Cardiac Safety and Clinical Research Technology and Services. All prior periods have been restated to conform to the current-year presentation.

The Company operates on a worldwide basis with two locations in the United States and one location in the United Kingdom, which is categorized below as North America and Europe, respectively.

Geographic information is as follows:


                                              Three Months Ended March 31, 2002
                                             -----------------------------------
                                                 North
                                                America        Europe     Total
                                             -------------    --------   ------
License revenues                             $         740    $     14   $  754
Service revenues                                     5,697       1,910    7,607
                                             -------------    --------   ------
Net revenues from external customers                 6,437       1,924    8,361
Operating income                                       364         486      850
Identifiable assets                                 40,418       3,077   43,495

                                              Three Months Ended March 31, 2003
                                              ---------------------------------
                                               North
                                              America       Europe        Total
                                              -------       ------       -------
License revenues                              $ 1,087       $  102       $ 1,189
Service revenues                               10,180        2,214        12,394
                                              -------       ------       -------
Net revenues from external customers           11,267        2,316        13,583
Operating income                                3,203          653         3,856
Identifiable assets                            51,168        6,229        57,397




Note 8.  Subsequent Event

On April 23, 2003, the Company announced that its Board of Directors approved a 2-for-1 split of its common stock. The shares will be distributed on May 29, 2003, to stockholders of record on May 6, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion and analysis should be read in conjunction with our financial statements and the related notes to the financial statements appearing elsewhere in this report. The following includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as anticipate, believe, expect, intend, and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to risks and uncertainties such as competitive factors, technology development, market demand and our ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects, and internal issues of the sponsoring client. These and other risk factors have been further discussed in our Report on Form 10-K dated December 31, 2002. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further information on potential factors that could affect our financial results can be found throughout this Form 10-Q and our other reports filed with the Securities and Exchange Commission.

Overview

We are a provider of technology and services that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic (ECG) services (Cardiac Safety services) and a leading provider of technology and services that streamline the clinical trials process by enabling our customers to evolve from traditional, paper-based methods to electronic processing that leverages the power of the Internet.

We were founded in 1977 to provide a number of clinical research related services, including Cardiac Safety services, used to evaluate the safety of new drugs. In February 1997, we completed an initial public offering of our common stock. In October 1997, we acquired the assets and business of a provider of clinical research technology and consulting services to the pharmaceutical, biotechnology and medical device industry. Starting in 2000, we concentrated our products and services offerings on providing premier Cardiac Safety services and clinical research technology and consulting services.

Our solutions improve the collection, analysis and distribution of cardiac safety and clinical data in order to safely accelerate new drug and device development processes. We globally offer the following products and services:

         Cardiac Safety. Cardiac Safety / EXPeRT(TM) ECG services provide intelligent, workflow-enabled data handling and distribution of digital and paper-based ECG data and images as well as analysis and physician electrocardiographer interpretation of ECGs performed on research subjects in connection with our customers' clinical trials.

         eResNet(TM). The eResearch Network(TM) (eResNet) technology provides an integrated end-to-end clinical research solution that includes trials, data and safety management modules.

         eDE(TM). eData Entry(TM) (eDE) technology provides a comprehensive electronic data capture (EDC) capability comprised of technology formulated to deliver rapid time to market benefit for electronic trial initiatives.

         eResCom(TM). eResCom is a central command and control Web portal that provides real-time information related to monitoring clinical trial activities, data quality and safety.

         Consulting. We provide a full spectrum of consulting services for all of our products that augment the implementation and execution efforts of customers.

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

Cost of licenses consists primarily of application service provider (ASP) fees for those customers that choose hosting, the cost of producing compact disks and related documentation and royalties paid to third parties in connection with their contributions to our product development. Cost of services includes the cost of Cardiac Safety services and the cost of technology consulting, training and maintenance services. Cost of Cardiac Safety services consists primarily of direct costs related to our centralized Cardiac Safety services and includes wages, fees paid to outside consultants, depreciation, shipping expenses and other direct operating costs. Cost of technology consulting, training and maintenance services consists primarily of wages, fees paid to outside consultants and other direct operating costs related to our consulting and customer support functions. Selling and marketing expenses consist primarily of wages and commissions paid to sales personnel, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of wages and direct costs for our finance, administrative, corporate information technology and executive management functions, in addition to professional service fees. Research and development expenses consist primarily of wages paid to our product development staff, costs paid to outside consultants and direct costs associated with the development of our technology products.

We conduct our operations through offices in the United States and the United Kingdom (UK). Our international net revenues represented 23.0% and 17.1% of total net revenue for the three months ended March 31, 2002 and 2003, respectively.

Results of Operations

The following table presents certain financial data as a percentage of total net revenues:

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                        2002                 2003
                                                                       -----                 -----
Net revenues:
     Licenses                                                            9.0%                  8.8%
     Services                                                           91.0%                 91.2%
                                                                       -----                 -----

           Total net revenues                                          100.0%                100.0%
                                                                       -----                 -----

Costs of revenues:
     Cost of licenses                                                    1.6%                  1.0%
     Cost of services                                                   40.7%                 38.2%
                                                                       -----                 -----

           Total costs of revenues                                      42.3%                 39.2%
                                                                       -----                 -----

           Gross margin                                                 57.7%                 60.8%
                                                                       -----                 -----

Operating expenses:
     Selling and marketing                                              17.6%                 13.4%
     General and administrative                                         16.0%                 11.1%
     Research and development                                           13.9%                  7.9%
                                                                       -----                 -----

           Total operating expenses                                     47.5%                 32.4%
                                                                       -----                 -----

Operating income                                                        10.2%                 28.4%
Other income, net                                                        1.9%                  0.4%
Gain on sale of domestic CRO operation                                   0.4%                  0.0%
                                                                       -----                 -----

Income before income taxes                                              12.5%                 28.8%
Income tax provision                                                     4.0%                 10.7%
                                                                       -----                 -----

Net income                                                               8.5%                 18.1%
                                                                       =====                 =====

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

The following table presents statements of operations with product line detail (in thousands):

                                            Three Months Ended March 31,
                                            ----------------------------
                                                   2002     2003          Increase (Decrease)
                                                  ------   -------        -------------------
Licenses:
        Net revenues                              $  754   $ 1,189        $  435         57.7%
        Costs of revenues                            134       144            10          7.5%
                                                  ------   -------        ------
        Gross margin                                 620     1,045           425         68.5%
Services:
   Cardiac Safety
        Net revenues                               6,288    10,536         4,248         67.6%
        Costs of revenues                          2,698     4,323         1,625         60.2%
                                                  ------   -------        ------
        Gross margin                               3,590     6,213         2,623         73.1%
   Technology consulting and training
        Net revenues                                 366       852           486        132.8%
        Costs of revenues                            377       604           227         60.2%
                                                  ------   -------        ------
        Gross margin                                 (11)      248           259      2,354.5%
   Software maintenance
        Net revenues                                 953     1,006            53          5.6%
        Costs of revenues                            326       260           (66)       (20.2%)
                                                  ------   -------        ------
        Gross margin                                 627       746           119         19.0%
     Total services
        Net revenues                               7,607    12,394         4,787         62.9%
        Costs of revenues                          3,401     5,187         1,786         52.5%
                                                  ------   -------        ------
        Gross margin                               4,206     7,207         3,001         71.4%
Total
        Net revenues                               8,361    13,583         5,222         62.5%
        Costs of revenues                          3,535     5,331         1,796         50.8%
                                                  ------   -------        ------
        Gross margin                               4,826     8,252         3,426         71.0%

Operating expenses:
   Selling and marketing                           1,475     1,823           348         23.6%
   General and administrative                      1,342     1,509           167         12.4%
   Research and development                        1,159     1,064           (95)        (8.2%)
                                                  ------   -------        ------
Total operating expenses                           3,976     4,396           420         10.6%
                                                  ------   -------        ------
Operating income                                     850     3,856         3,006        353.6%
Other income, net                                    158        56          (102)       (64.6%)
Gain on sale of domestic CRO operation                35      -              (35)      (100.0%)
                                                  ------   -------        ------
Income before income taxes                         1,043     3,912         2,869        275.1%
Income tax provision                                 334     1,457         1,123        336.2%
                                                  ------   -------        ------
Net income                                        $  709   $ 2,455        $1,746        246.3%
                                                  ======   =======        ======

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

                                                  Three Months Ended March 31,
                                                  ----------------------------            Increase
                                                   2002                2003              (Decrease)
                                                  ------              ------          ----------------
Cost of licenses                                   17.8%              12.1%                 (5.7%)
Cost of services:
   Cardiac Safety                                  42.9%              41.0%                 (1.9%)
   Technology consulting and training             103.0%              70.9%                (32.1%)
   Software maintenance                            34.2%              25.8%                 (8.4%)
     Total cost of services                        44.7%              41.9%                 (2.8%)
Total costs of revenues                            42.3%              39.2%                 (3.1%)

Operating expenses:
   Selling and marketing                           17.6%              13.4%                 (4.2%)
   General and administrative                      16.0%              11.1%                 (4.9%)
   Research and development                        13.9%               7.9%                 (6.0%)

Total net revenues increased 62.5% to $13.6 million for the three months ended March 31, 2003 compared to $8.4 million for the three months ended March 31, 2002.

License revenues increased 57.7% to $1.2 million for the three months ended March 31, 2003 from $754,000 for the three months ended March 31, 2002. The increase in license revenues was primarily due to an increase in software licensed on a monthly and annual basis.

Total service revenues increased 62.9% to $12.4 million for the three months ended March 31, 2003 from $7.6 million for the three months ended March 31, 2002.

Cardiac Safety service revenues increased 67.6% to $10.5 million for the three months ended March 31, 2003 compared to $6.3 million for the three months ended March 31, 2002. The increase in Cardiac Safety service revenues was primarily due to increased sales volume with both new and existing clients, including an increase in revenue from the rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures. Additionally, the average revenue per transaction has increased with a shift to digital ECG processing.

Technology consulting and training service revenues increased 132.8% to $852,000 for the three months ended March 31, 2003 compared to $366,000 for the three months ended March 31, 2002. The increase in technology consulting and training service revenues was primarily due to increased consulting activity for new clients as well as increases in implementation fees from new licenses.

Software maintenance service revenues increased 5.6% to $1.0 million for the three months ended March 31, 2003 compared to $953,000 for the three months ended March 31, 2002. Software maintenance service revenues did not increase proportionately with license revenues due to a low level of license sales that included maintenance as a separate component of revenue. Annual licenses do not contain a separate maintenance component.

Total cost of revenues increased 50.8% to $5.3 million for the three months ended March 31, 2003 compared to $3.5 million for the three months ended March 31, 2002. As a percentage of total net revenues, total cost of revenues decreased to 39.2% for the three months ended March 31, 2003 from 42.3% for the three months ended March 31, 2002.

The cost of licenses increased 7.5% to $144,000 for the three months ended March 31, 2003 from $134,000 for the three months ended March 31, 2002. The increase in the cost of licenses was primarily due to an increase in ASP hosting fees associated with expanding hosting capabilities to support additional ASP accounts.

As a percentage of license revenues, the cost of licenses decreased to 12.1% for the three months ended March 31, 2003 from 17.8% for the three months ended March 31, 2002. The decrease was due primarily to the increase in license revenues without a comparable increase in costs, many of which are fixed in nature.

The cost of services increased 52.5% to $5.2 million for the three months ended March 31, 2003 from $3.4 million for the three months ended March 31, 2002. As a percentage of service revenues, the cost of services decreased to 41.9% for the three months ended March 31, 2003 from 44.7% for the three months ended March 31, 2002.

The cost of Cardiac Safety services increased 60.2% to $4.3 million for the three months ended March 31, 2003 compared to $2.7 million for the three months ended March 31, 2002. The increase in the cost of Cardiac Safety services was primarily due to an increase in rental and depreciation costs associated with cardiac safety rental equipment, and increased labor, facilities and other costs associated with expanding capabilities to meet the growth in Cardiac Safety service revenues. We also began amortization of our internal use software costs during the third quarter of 2002. Additional internal use software costs were capitalized throughout the remainder of 2002 and through the first quarter of 2003. We expect to begin amortizing the additional capitalized costs in the second quarter of 2003.

As a percentage of Cardiac Safety service revenues, the cost of Cardiac Safety services decreased to 41.0% for the three months ended March 31, 2003 from 42.9% for the three months ended March 31, 2002. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was primarily due to the increase in Cardiac Safety service revenues without a comparable increase in costs, some of which are fixed in nature.

The cost of technology consulting and training services increased 60.2% to $604,000 for the three months ended March 31, 2003, from $377,000 for the three months ended March 31, 2002. The increase in the cost of technology consulting and training services was due primarily to increased third-party consulting and labor costs associated with the increase in technology consulting and training service revenues.

The cost of technology consulting and training services as a percentage of technology consulting and training service revenues decreased to 70.9% for the three months ended March 31, 2003 from 103.0% for the three months ended March 31, 2002. The decrease in the cost of technology consulting and training services as a percentage of technology consulting and training service revenues was due primarily to the increase in technology consulting and training service revenues with a less than proportional increase in costs.

The cost of software maintenance services decreased 20.2% to $260,000, or 25.8% of software maintenance service revenues, for the three months ended March 31, 2003, from $326,000, or 34.2% of software maintenance service revenues, for the three months ended March 31, 2002. The decrease in the cost of software maintenance services, both in absolute terms and as a percentage of software maintenance service revenues, was due primarily to a reduction in office rent, depreciation and other costs during the first quarter of 2003.

Selling and marketing expenses increased 23.6% to $1.8 million for the three months ended March 31, 2003 compared to $1.5 million for the three months ended March 31, 2002. The increase in selling and marketing expenses was due primarily to increased commissionable revenue and labor costs during the first quarter of 2003.

As a percentage of total net revenues, selling and marketing expenses decreased to 13.4% for the three months ended March 31, 2003 from 17.6% for the three months ended March 31, 2002. The decrease in selling and marketing expenses as a percentage of total net revenues was primarily due to the increase in total net revenues with a less than proportional increase in selling and marketing expenses.

General and administrative expenses increased 12.4% to $1.5 million for the three months ended March 31, 2003 from $1.3 million for the three months ended March 31, 2002. The increase in general and administrative expenses was due primarily to an increase in public relations and insurance expense during the three months ended March 31, 2003.

As a percentage of total net revenues, general and administrative expenses decreased to 11.1% for the three months ended March 31, 2003 from 16.0% for the three months ended March 31, 2002. The decrease in general and administrative expenses as a percentage of total net revenues was primarily due to the increase in total net revenues with a less than proportional increase in general and administrative expenses, many of which are fixed in nature.

Research and development expenses decreased 8.2% to $1.1 million, or 7.9% of total net revenues, for the three months ended March 31, 2003 from $1.2 million, or 13.9% of total net revenues, for the three months ended March 31, 2002. The decrease in research and development expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to a reduction in labor, third-party consulting and other related costs during the three months ended March 31, 2003. This reduction was partially due to the capitalization of costs associated with the development of internal use software. The capitalization of these costs was completed at March 31, 2003 and research and development costs are expected to increase in future periods as a result.

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and short-term investments, net of interest expense related to capital lease obligations. Additionally, $47,000 of interest income was earned on the escrow accounts related to the sale of the domestic clinical research operations to SCP Communications, Inc. and was recorded during the three months ended March 31, 2002. Other income, net, decreased 64.6% to $56,000 for the three months ended March 31, 2003 compared to $158,000 for the three months ended March 31, 2002. The primary reasons for the decrease were lower interest rates and an increase in interest expense related to increased capital lease obligations during the first quarter of 2003. The decrease was also due to interest income earned on the escrow accounts, which was realized during the three months ended March 31, 2002.

In December 1999, we sold our domestic clinical research operations to SCP Communications, Inc. In the first quarter of 2002, we recorded $35,000 of additional gain on the sale. During the first quarter of 2002, we finalized the accounting for the disposition related to certain earn-outs. The escrow account that was established in connection with the transaction has been closed effective as of the last income distribution we received during the first quarter of 2002.

Our effective tax rate was 32.0% and 37.25% for the three months ended March 31, 2002 and 2003, respectively. The 2003 tax rate was primarily impacted by new tax legislation which increased our 2003 income tax liability to New Jersey. The 2002 tax rate was primarily impacted by the reversal of valuation allowances related to certain state net operating loss carryforwards.

Liquidity and Capital Resources

At March 31, 2003, we had $16.9 million of cash and cash equivalents and $10.8 million invested in short-term investments. We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with maturities of less than one year, and A1P1 rated commercial bonds and paper.

For the three months ended March 31, 2003, our operations provided cash of $1.1 million compared to $2.2 million for the three months ended March 31, 2002. The change was primarily the result of an increase in accounts receivable along with a decrease in accounts payable and deferred revenues during the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This change was partially offset by improved operating income during the three months ended March 31, 2003.

For the three months ended March 31, 2003, our investing activities used cash of $3.2 million compared to $1.3 million used for the three months ended March 31, 2002. The change was primarily due to an increase in the net purchases of short-term investments during the three months ended March 31, 2003 compared to the three months ended March 31, 2002. During the three months ended March 31, 2003, we capitalized $1.7 million of property and equipment compared to $1.5 million capitalized during the three months ended March 31, 2002. The increase was primarily the result of higher purchases of computer equipment in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Included in property and equipment is internal use software associated with the development of a new data and communications management services software product used in connection with our centralized core cardiac safety electrocardiographic services. We capitalize our internal use software costs in accordance with SOP No. 98-1. We began amortization of internal use software costs of $4.0 million in August of 2002, which resulted in an additional amortization charge to the cost of Cardiac Safety services of approximately $84,000 per month. Additional internal use software costs of $1.1 million were capitalized throughout the remainder of 2002 and through the first quarter of 2003. We expect to begin amortizing the additional capitalized costs in the second quarter of 2003, which will result in additional amortization charges of approximately $22,000 per month.

For the three months ended March 31, 2003, our financing activities provided cash of $1.6 million compared to $371,000 for the three months ended March 31, 2002. During the three months ended March 31, 2003, we received $1.7 million in cash from the exercise of 326,416 stock options at exercise prices per option of between $2.50 and $13.40.

We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. At March 31, 2003, we had no outstanding borrowings under the line.

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

Interest Rate Risk

We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents, short-term investments and marketable securities, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended March 31, 2003 would have decreased by less than $70,000. This estimate assumes that the decrease occurred on the first day of 2003 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the three months ended March 31, 2003 by less than $70,000.

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Part II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K

              a.) Exhibits

                  3.1   Restated Certificate of Incorporation, as amended

                 99.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

                 99.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

              b.) Reports on Form 8-K

                  On February 5, 2003, we filed a report on Form 8-K disclosing a press release we issued on February 5, 2003, reporting our results of operations for the quarter and year ended December 31, 2002 and providing financial guidance for fiscal 2003.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       eResearchTechnology, Inc.
                                                       (Registrant)


Date:         May 9, 2003                          By:     JOSEPH A. ESPOSITO
                                                        ------------------------
                                                           Joseph A. Esposito
                                                           President and Chief
                                                           Executive Officer,
                                                             Director (Principal
                                                             executive officer)




Date:         May 9, 2003                          By:       BRUCE JOHNSON
                                                        ------------------------
                                                           Bruce Johnson
                                                           Senior Vice President
                                                           and Chief Financial
                                                             Officer (Principal
                                                             financial and
                                                             accounting officer)

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


Date: May 9, 2003                                   Joseph A. Esposito
                                           -------------------------------------
                                           President and Chief Executive Officer

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


Date: May 9, 2003                                Bruce Johnson
                                  ----------------------------------------------
                                  Sr. Vice President and Chief Financial Officer