Form 10-Q
period 2003-06-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2003-08-07
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2003.

                                       or

       [ ]   Transitional report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transitional period from __________________to__________________


Commission file number  0-29100
                        -------

                            eResearchTechnology, Inc.
                            -------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                              22-3264604
----------------------------------------   -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
   incorporation or organization)

          30 South 17th Street
          Philadelphia, PA                                   19103
----------------------------------------   -------------------------------------
(Address of principal executive offices)                  (Zip Code)




                                  215-972-0420
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



    ------------------------------------------------------------------------
               (Former name, former address and formal fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
    X     Yes           No
----------     ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
    X     Yes           No
----------     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, $.01 par value, outstanding as of July 30, 2003, was 21,993,343.

                   eResearchTechnology, Inc. and Subsidiaries

                                     INDEX

                                                                                                                       Page
                                                                                                                       ----

Part I.  Financial Information

             Item 1.       Consolidated Financial Statements

                           Consolidated Balance Sheets--December 31, 2002 and June 30, 2003 (unaudited)                   3

                           Consolidated Statements of Operations (unaudited)--Three and
                           Six Months Ended June 30, 2002 and 2003                                                        4

                           Consolidated Statements of Cash Flows (unaudited)--Six Months
                           Ended June 30, 2002 and 2003                                                                   5

                           Notes to Consolidated Financial Statements (unaudited)                                      6-11

             Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                                 12-23

             Item 3.       Qualitative and Quantitative Disclosures about Market Risk                                    23

             Item 4.       Controls and Procedures
                                                                                                                         24

Part II. Other Information

             Item 4.       Submission of Matters to a Vote of Security Holders
                                                                                                                         25

             Item 6.       Exhibits and Reports on Form 8-K                                                              25

                           a.) Exhibits

                           b.) Reports on Form 8-K

Signatures                                                                                                               26

Exhibit Index                                                                                                            27


Part 1. Financial Information
Item 1. Consolidated Financial Statements

                   eResearchTechnology, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)


                                                                  December 31, 2002        June 30, 2003
                                                                  -----------------        -------------
                                                                                           (unaudited)
Assets

Current assets:
    Cash and cash equivalents                                         $   17,443              $  22,190
    Short-term investments                                                 9,307                  9,593
    Accounts receivable, net                                               6,954                 11,174
    Prepaid expenses and other                                             2,542                  2,776
    Deferred income taxes                                                    485                    315
                                                                      ----------              ---------
          Total current assets                                            36,731                 46,048


Property and equipment, net                                               12,587                 13,077
Goodwill                                                                   1,212                  1,212
Investments in non-marketable securities                                     509                    509
Other assets                                                                  21                     38
Deferred income taxes                                                      2,332                  2,104
                                                                      ----------              ---------
                                                                      $   53,392              $  62,988
                                                                      ==========              =========
Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                                $    2,000              $   2,179
      Accrued expenses                                                     3,705                  3,190
      Income taxes payable                                                   960                  1,063
      Current portion of capital lease obligations                           599                    628
      Deferred revenues                                                    4,774                  5,322
                                                                      ----------              ---------
           Total current liabilities                                      12,038                 12,382
                                                                      ----------              ---------

Capital lease obligations, excluding current portion                         774                    453
                                                                      ----------              ---------

Commitments and contingencies


Stockholders' equity:
    Preferred stock - $10.00 par value, 500,000 shares authorized,
     none issued and outstanding                                               -                      -
    Common stock - $.01 par value, 50,000,000 shares authorized,
     22,924,382 and 23,770,070 shares issued, respectively                   229                    238
    Additional paid-in capital                                            40,807                 45,157
    Accumulated other comprehensive income                                   410                    561
    Retained earnings                                                      2,363                  7,587
    Treasury stock, 1,791,000 and 1,805,564 shares at cost                (3,229)                (3,390)
                                                                      ----------              ---------


           Total stockholders' equity                                     40,580                 50,153
                                                                      ----------              ---------

                                                                      $   53,392              $  62,988
                                                                      ==========              =========


        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)


                                              Three Months Ended June 30,                   Six Months Ended June 30,
                                              ---------------------------                   -------------------------
                                                2002               2003                      2002               2003
                                                ----               ----                      ----               ----
Net revenues:
    Licenses                                 $      496        $     1,154                $    1,250         $    2,343
    Services                                      9,608             13,622                    17,215             26,016
                                             ----------        -----------                ----------         ----------
          Total net revenues                     10,104             14,776                    18,465             28,359
                                             ----------        -----------                ----------         ----------
Costs of revenues:
   Cost of licenses                                 152                188                       286                332
   Cost of services                               4,006              5,630                     7,407             10,817
                                             ----------        -----------                ----------         ----------
         Total costs of revenues                  4,158              5,818                     7,693             11,149
                                             ----------        -----------                ----------         ----------
         Gross margin                             5,946              8,958                    10,772             17,210
                                             ----------        -----------                ----------         ----------
Operating expenses:
   Selling and marketing                          1,922              1,924                     3,397              3,747
   General and administrative                     1,398              1,569                     2,740              3,078
   Research and development                       1,092              1,140                     2,251              2,204
                                             ----------        -----------                ----------         ----------
          Total operating expenses                4,412              4,633                     8,388              9,029
                                             ----------        -----------                ----------         ----------
Operating income                                  1,534              4,325                     2,384              8,181
Other income, net                                   186                 88                       344                144
Gain on sale of domestic CRO operation                -                  -                        35                  -
                                             ----------        -----------                ----------         ----------
Income before income taxes                        1,720              4,413                     2,763              8,325
Income tax provision                                550              1,644                       884              3,101
                                             ----------        -----------                ----------         ----------

Net income                                   $    1,170        $     2,769                $    1,879         $    5,224
                                             ==========        ===========                ==========         ==========

Basic net income per share                   $     0.06        $      0.13                $     0.09         $     0.24
                                             ==========        ===========                ==========         ==========
Diluted net income per share                 $     0.05        $      0.12                $     0.08         $     0.22
                                             ==========        ===========                ==========         ==========

Shares used to calculate basic
   net income per share                          20,918             21,868                    20,846             21,668
                                             ==========        ===========                ==========         ==========

Shares used to calculate diluted
   net income per share                          22,458             23,852                    22,204             23,592
                                             ==========        ===========                ==========         ==========

        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                               2002                 2003
                                                                               ----                 ----
Operating activities:
    Net income                                                             $    1,879          $    5,224
    Adjustments to reconcile net income to net cash
        provided by operating activities:
              Gain on sale of domestic CRO operation                              (35)                  -
              Gain on sale of marketable securities                               (75)                  -
              Depreciation and amortization                                     1,163               2,323
              Issuance of stock options to non-employees                            7                   -
              Stock option income tax benefits                                      -               2,005
              Changes in operating assets and liabilities:
                  Accounts receivable                                          (1,124)             (4,168)
                  Prepaid expenses and other                                     (832)               (272)
                  Accounts payable                                                321                 171
                  Accrued expenses                                                284                (522)
                  Income taxes                                                    769                 484
                  Deferred revenues                                               336                 532
                                                                           ----------          ----------
                      Net cash provided by operating activities                 2,693               5,777
                                                                           ----------          ----------


Investing activities:
    Purchases of property and equipment                                        (2,904)             (2,775)
    Purchase of short-term investments                                           (988)             (3,825)
    Proceeds from sales of short-term investments                                 810               3,539
    Net proceeds from sale of the domestic CRO operation                           35                   -
    Proceeds from sales of marketable securities                                  720                   -
                                                                           ----------          ----------
                            Net cash used in investing activities              (2,327)             (3,061)
                                                                           ----------          ----------
Financing activities:
    Repayments of capital lease obligations                                      (178)               (293)
    Proceeds from exercise of stock options                                       844               2,193
                                                                           ----------          ----------
                         Net cash provided by financing activities                666               1,900
                                                                           ----------          ----------

Effect of exchange rate changes on cash                                             -                 131
                                                                           ----------          ----------
Net increase in cash and cash equivalents                                       1,032               4,747
Cash and cash equivalents, beginning of period                                 11,364              17,443
                                                                           ----------          ----------

Cash and cash equivalents, end of period                                   $   12,396          $   22,190
                                                                           ===========         ==========

        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the "Company") and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Further information on potential factors that could affect the Company's financial results can be found in the Company's Reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission and in this Form 10-Q.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Property and Equipment. Pursuant to Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. These costs are included in property and equipment. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project.

Amortization of capitalized software development costs is charged to cost of revenues. Amortization of capitalized software development costs was $0 and $318,000 for the three months ended June 30, 2002 and 2003, respectively, and $0 and $570,000 for the six months ended June 30, 2002 and 2003, respectively. For the six months ended June 30, 2002 and 2003, the Company capitalized $1,343,000 and $436,000, respectively, of software development costs. All research and development costs have been expensed as incurred.

In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No, 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," when events or circumstances so indicate, the Company assesses the potential impairment of its intangible assets and other long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At June 30, 2003, no impairment was indicated.

Stock-Based Compensation. In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. SFAS No. 148 amended SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 related to the disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and as such have been incorporated below.

SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures in accordance with the provisions of SFAS Nos. 123 and
148. Under APB Opinion No. 25, the Company has not recorded any stock-based employee compensation cost associated with the Company's stock option plans, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans (in thousands, except per share amounts):

                                                               Three Months Ended June 30,      Six Months Ended June 30,
                                                               ---------------------------      -------------------------
                                                                    2002         2003            2002             2003
                                                                    ----         ----            ----             ----
Net income, as reported                                            $1,170       $2,769          $1,879           $ 5,224

Deduct: Net stock-based employee compensation expense
     determined under fair value based method, net of related
     tax effects                                                     (316)        (829)           (498)           (1,041)
                                                                   ------       ------          ------           -------
Pro forma net income                                               $  854       $1,940          $1,381           $ 4,183
                                                                   ======       ======          ======           =======
Earnings per share:
     Basic - as reported                                           $ 0.06       $ 0.13          $ 0.09           $  0.24
     Basic - pro forma                                             $ 0.04       $ 0.09          $ 0.07           $  0.19


     Diluted - as reported                                         $ 0.05       $ 0.12          $ 0.08           $  0.22
     Diluted - pro forma                                           $ 0.04       $ 0.08          $ 0.06           $  0.18

Pro forma net income reflects only options granted through June 30, 2003 and, therefore, may not be representative of the effect for future periods.

Stock Splits. On July 16, 2002, the Company effected a 3-for-2 split of its common stock. On May 29, 2003 the Company effected a 2-for-1 split of its common stock. The stock splits have been retroactively reflected in the accompanying consolidated financial statements.

Note 3. Investment Impairment Charge - Non-Marketable Securities

At June 30, 2003, investments in non-marketable securities consist of an investment in AmericasDoctor.com, Inc., which is accounted for under the cost method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." During 2001, in accordance with APB Opinion No. 18, management determined that a decrease in value of the investment occurred which was deemed to be other than temporary, and as a result wrote down the cost basis of the investment from $2,300,000 to $509,000. For the three and six months ended June 30, 2002 and 2003, no decrease in value was deemed to be other than temporary and, as a result, no investment impairment charge was recorded.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

Three Months Ended June 30,
---------------------------
                                                                                                       Per
                                                                       Net                            Share
2002                                                                 Income            Shares         Amount
-------------------------------------------------------------------  ------            ------         ------
Basic net income...................................................  $1,170            20,918         $ 0.06
Effect of dilutive shares..........................................       -             1,540         $(0.01)
                                                                     ------            ------         ------

Diluted net income.................................................  $1,170            22,458         $ 0.05
                                                                     ======            ======         ======

2003
-------------------------------------------------------------------

Basic net income...................................................  $2,769            21,868         $ 0.13
Effect of dilutive shares..........................................       -             1,984         $(0.01)
                                                                     ------            ------         ------

Diluted net income.................................................  $2,769            23,852         $ 0.12
                                                                     ======            ======         ======

Options to purchase 3,403,816 shares of common stock were outstanding at June 30, 2002 and were included in the computation of diluted net income per share for the three months ended June 30, 2002.

Options to purchase 3,411,129 shares of common stock were outstanding at June 30, 2003 and were included in the computation of diluted net income per share for the three months ended June 30, 2003.

Six Months Ended June 30,
-------------------------
                                                                                                       Per
                                                                       Net                            Share
2002                                                                 Income            Shares         Amount
-------------------------------------------------------------------  ------            ------         ------
Basic net income...................................................  $1,879            20,846         $ 0.09
Effect of dilutive shares..........................................       -             1,358         $(0.01)
                                                                     ------            ------         ------

Diluted net income.................................................  $1,879            22,204         $ 0.08
                                                                     ======            ======         ======

2003
-------------------------------------------------------------------
Basic net income...................................................  $5,224            21,668         $ 0.24
Effect of dilutive shares..........................................       -             1,924         $(0.02)
                                                                     ------            ------         ------

Diluted net income.................................................  $5,224            23,592         $ 0.22
                                                                     ======            ======         ======

Options to purchase 3,388,816 shares of common stock were outstanding at June 30, 2002 and were included in the computation of diluted net income per share for the six months ended June 30, 2002. Options to purchase 15,000 shares of common stock were outstanding at June 30, 2002, but were not included in the computation of diluted net income per share because the option exercise prices were greater than the average market price of the Company's common stock during the period.

Options to purchase 3,411,129 shares of common stock were outstanding at June 30, 2003 and were included in the computation of diluted net income per share for the six months ended June 30, 2003.

Note 5.  Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income." The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation and marketable securities. The foreign currency translation adjustment was immaterial for the six months ended June 30, 2002. For the six months ended June 30, 2003, the Company recorded a foreign currency translation adjustment of $151,000 which increased the accumulated foreign currency translation income to $561,000. For the six months ended June 30, 2002, the Company recorded an unrealized gain of $299,000 for the mark to market of its investment in marketable securities.

Note 6. Recent Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have any impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have any impact on the Company's financial statements.

The Emerging Issues Task Force (EITF) recently reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF Issue No. 00-21 will not have a material impact on the Company's financial statements.

Note 7. Operating Segments / Geographic Information

Commencing in 2003, the Company considers its operations to consist of one segment. The development of the one segment approach corresponds to the implementation of the Company's refinement in strategic focus in late 2002, and represents management's view of the Company's operations. Prior to 2003, the Company's reportable segments were Cardiac Safety and Clinical Research Technology and Services. All prior periods have been restated to conform to the current-year presentation.

The Company operates on a worldwide basis with two locations in the United States and one location in the United Kingdom, which is categorized below as North America and Europe, respectively.

Geographic information is as follows:

                                                               Three Months Ended June 30, 2002
                                                      ----------------------------------------------
                                                       North
                                                      America              Europe             Total
                                                      -------              ------            -------
License revenues                                      $   479              $   17            $   496
Service revenues                                        6,945               2,663              9,608
                                                      -------              ------            -------
Net revenues from external customers                    7,424               2,680             10,104
Operating income                                          627                 907              1,534
Identifiable assets                                    41,270               3,529             44,799

                                                              Three Months Ended June 30, 2003
                                                      ----------------------------------------------
                                                       North
                                                      America              Europe             Total
                                                      -------              ------            -------
License revenues                                      $   864              $  290            $ 1,154
Service revenues                                       10,233               3,389             13,622
                                                      -------              ------            -------
Net revenues from external customers                   11,097               3,679             14,776
Operating income                                        2,676               1,649              4,325
Identifiable assets                                    54,926               8,062             62,988


                                                                 Six Months Ended June 30, 2002
                                                      ----------------------------------------------
                                                       North
                                                      America              Europe             Total
                                                      -------              ------            -------
License revenues                                      $ 1,219              $   31            $ 1,250
Service revenues                                       12,642               4,573             17,215
                                                      -------              ------            -------
Net revenues from external customers                   13,861               4,604             18,465
Operating income                                          991               1,393              2,384
Identifiable assets                                    41,270               3,529             44,799


                                                                 Six Months Ended June 30, 2003
                                                      ----------------------------------------------
                                                       North
                                                      America              Europe             Total
                                                      -------              ------            -------
License revenues                                      $ 1,951              $  392            $ 2,343
Service revenues                                       20,414               5,602             26,016
                                                      -------              ------            -------
Net revenues from external customers                   22,365               5,994             28,359
Operating income                                        5,880               2,301              8,181
Identifiable assets                                    54,926               8,062             62,988

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion and analysis should be read in conjunction with our financial statements and the related notes to the financial statements appearing elsewhere in this report. The following includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as anticipate, believe, expect, intend, and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to risks and uncertainties such as competitive factors, technology development, market demand and our ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects, and internal issues of the sponsoring client. These and other risk factors have been further discussed in our Report on Form 10-K for the year ended December 31, 2002. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission and throughout this Form 10-Q.

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

         eResCom(TM). eResearch Community(TM) (eResCom) is a central command and control Web portal that provides real-time information related to monitoring clinical trial activities, data quality and safety.

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

Cost of licenses consists primarily of application service provider (ASP) fees for those customers that choose hosting, the cost of producing compact disks and related documentation and royalties paid to third parties in connection with their contributions to our product development. Cost of services includes the cost of Cardiac Safety services and the cost of technology consulting, training and maintenance services. Cost of Cardiac Safety services consists primarily of direct costs related to our centralized Cardiac Safety services and includes wages, fees paid to outside consultants, depreciation, shipping expenses and other direct operating costs. Cost of technology consulting, training and maintenance services consists primarily of wages, fees paid to outside consultants and other direct operating costs related to our consulting and customer support functions. Selling and marketing expenses consist primarily of wages and commissions paid to sales personnel, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of wages and direct costs for our finance, administrative, corporate information technology and executive management functions, in addition to professional service fees and corporate insurance. Research and development expenses consist primarily of wages paid to our product development staff, costs paid to outside consultants and direct costs associated with the development of our technology products.

We conduct our operations through offices in the United States and the United Kingdom (UK). Our international net revenues represented 26.5% and 24.9% of total net revenue for the three months ended June 30, 2002 and 2003, respectively, and 24.9% and 21.1% of total net revenue for the six months ended June 30, 2002 and 2003, respectively.

Results of Operations

The following table presents certain financial data as a percentage of total net revenues:

                                                          Three Months Ended June 30,            Six Months Ended June 30,
                                                         ----------------------------          ----------------------------
                                                           2002                2003             2002                 2003
                                                           ----                ----             ----                 ----
Net revenues:
   Licenses                                                 4.9%                7.8%              6.8%                 8.3%
   Services                                                95.1%               92.2%             93.2%                91.7%
                                                         ------              ------            ------               ------
          Total net revenues                              100.0%              100.0%            100.0%               100.0%
                                                         ------              ------            ------               ------

Costs of revenues:
   Cost of licenses                                         1.5%                1.3%              1.5%                 1.2%
   Cost of services                                        39.7%               38.1%             40.2%                38.1%
                                                         ------              ------            ------               ------
          Total costs of revenues                          41.2%               39.4%             41.7%                39.3%
                                                         ------              ------            ------               ------
          Gross margin                                     58.8%               60.6%             58.3%                60.7%
                                                         ------              ------            ------               ------

Operating expenses:
   Selling and marketing                                   19.0%               13.0%             18.4%                13.2%
   General and administrative                              13.8%               10.6%             14.8%                10.9%
   Research and development                                10.8%                7.7%             12.2%                 7.8%
                                                         ------              ------            ------               ------
          Total operating expenses                         43.6%               31.3%             45.4%                31.9%
                                                         ------              ------            ------               ------

Operating income                                           15.2%               29.3%             12.9%                28.8%
Other income, net                                           1.8%                0.6%              1.9%                 0.6%
Gain on sale of domestic CRO operation                        -                   -               0.2%                   -
                                                         ------              ------            ------               ------
Income before income taxes                                 17.0%               29.9%             15.0%                29.4%
Income tax provision                                        5.4%               11.2%              4.8%                11.0%
                                                         ------              ------            ------               ------
Net income                                                 11.6%               18.7%             10.2%                18.4%
                                                         ======              ======            ======               ======

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002.

The following table presents statements of operations with product line detail (in thousands):

                                               Three Months Ended June 30,
                                               ---------------------------
                                                2002                2003                Increase (Decrease)
                                               -------             -------            -----------------------
Licenses:
      Net revenues                             $   496             $ 1,154            $   658           132.7%
      Costs of revenues                            152                 188                 36            23.7%
                                               -------             -------            -------
      Gross margin                                 344                 966                622           180.8%

Services:
  Cardiac Safety
      Net revenues                               8,048              11,735              3,687            45.8%
      Costs of revenues                          3,239               4,657              1,418            43.8%
                                               -------             -------            -------
      Gross margin                               4,809               7,078              2,269            47.2%

  Technology consulting and training
      Net revenues                                 573                 911                338            59.0%
      Costs of revenues                            441                 708                267            60.5%
                                               -------             -------            -------
      Gross margin                                 132                 203                 71            53.8%

  Software maintenance
      Net revenues                                 987                 976                (11)           (1.1%)
      Costs of revenues                            326                 265                (61)          (18.7%)
                                               -------             -------            -------
      Gross margin                                 661                 711                 50             7.6%

    Total services
      Net revenues                               9,608              13,622              4,014            41.8%
      Costs of revenues                          4,006               5,630              1,624            40.5%
                                               -------             -------            -------
      Gross margin                               5,602               7,992              2,390            42.7%

Total
      Net revenues                              10,104              14,776              4,672            46.2%
      Costs of revenues                          4,158               5,818              1,660            39.9%
                                               -------             -------            -------
      Gross margin                               5,946               8,958              3,012            50.7%


Operating expenses:
  Selling and marketing                          1,922               1,924                  2             0.1%
  General and administrative                     1,398               1,569                171            12.2%
  Research and development                       1,092               1,140                 48             4.4%
                                               -------             -------            -------
Total operating expenses                         4,412               4,633                221             5.0%
                                               -------             -------            -------
Operating income                                 1,534               4,325              2,791           181.9%
Other income, net                                  186                  88                (98)          (52.7%)
                                               -------             -------            -------
Income before income taxes                       1,720               4,413              2,693           156.6%
Income tax provision                               550               1,644              1,094           198.9%
                                               -------             -------            -------
Net income                                     $ 1,170             $ 2,769            $ 1,599           136.7%
                                               =======             =======            =======

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

                                                        Three Months Ended June 30,
                                                        ---------------------------           Increase
                                                         2002                2003            (Decrease)
                                                        ------              ------           ----------
Cost of licenses                                         30.6%               16.3%            (14.3%)
Cost of services:
   Cardiac Safety                                        40.2%               39.7%             (0.5%)
   Technology consulting and training                    77.0%               77.7%              0.7%
   Software maintenance                                  33.0%               27.2%             (5.8%)
     Total cost of services                              41.7%               41.3%             (0.4%)
Total costs of revenues                                  41.2%               39.4%             (1.8%)

Operating expenses:
   Selling and marketing                                 19.0%               13.0%             (6.0%)
   General and administrative                            13.8%               10.6%             (3.2%)
   Research and development                              10.8%                7.7%             (3.1%)

Total net revenues increased 46.2% to $14.8 million for the three months ended June 30, 2003 compared to $10.1 million for the three months ended June 30, 2002.

License revenues increased 132.7% to $1.2 million for the three months ended June 30, 2003 from $496,000 for the three months ended June 30, 2002. The increase in license revenues was primarily due to an increase in software licensed on a monthly and annual basis with new clients.

Total service revenues increased 41.8% to $13.6 million for the three months ended June 30, 2003 from $9.6 million for the three months ended June 30, 2002.

Cardiac Safety service revenues increased 45.8% to $11.7 million for the three months ended June 30, 2003 compared to $8.0 million for the three months ended June 30, 2002. The increase in Cardiac Safety service revenues was primarily due to increased sales volume with both new and existing clients, including an increase in revenue from the rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures. Additionally, the average revenue per transaction has increased with a shift to digital ECG processing and the implementation of project assurance fees.

Technology consulting and training service revenues increased 59.0% to $911,000 for the three months ended June 30, 2003 compared to $573,000 for the three months ended June 30, 2002. The increase in technology consulting and training service revenues was primarily due to increased consulting activity for new clients as well as increases in implementation fees from new licenses.

Software maintenance service revenues decreased 1.1% to $976,000 for the three months ended June 30, 2003 compared to $987,000 for the three months ended June 30, 2002. Software maintenance service revenues decreased due to a low level of license sales that included maintenance as a separate component of revenue combined with a reduction in users at one client. Annual licenses do not contain a separate maintenance component.

Total cost of revenues increased 39.9% to $5.8 million for the three months ended June 30, 2003 compared to $4.2 million for the three months ended June 30, 2002. As a percentage of total net revenues, total cost of revenues decreased to 39.4% for the three months ended June 30, 2003 from 41.2% for the three months ended June 30, 2002.

The cost of licenses increased 23.7% to $188,000 for the three months ended June 30, 2003 from $152,000 for the three months ended June 30, 2002. The increase in the cost of licenses was primarily due to third-party software license expense partially offset by a decrease in ASP hosting fees associated with a change in ASP hosting providers at the beginning of 2003.

As a percentage of license revenues, the cost of licenses decreased to 16.3% for the three months ended June 30, 2003 from 30.6% for the three months ended June 30, 2002. The decrease was due primarily to the increase in license revenues without a comparable increase in costs, many of which are fixed in nature.

The cost of services increased 40.5% to $5.6 million for the three months ended June 30, 2003 from $4.0 million for the three months ended June 30, 2002. As a percentage of service revenues, the cost of services decreased to 41.3% for the three months ended June 30, 2003 from 41.7% for the three months ended June 30, 2002.

The cost of Cardiac Safety services increased 43.8% to $4.7 million for the three months ended June 30, 2003 compared to $3.2 million for the three months ended June 30, 2002. The increase in the cost of Cardiac Safety services was primarily due to an increase in rental and depreciation costs associated with cardiac safety rental equipment, and increased labor, facilities and other costs associated with expanding capabilities to meet the growth in Cardiac Safety service revenues. We also began amortization of our internal use software costs during the third quarter of 2002. Additional internal use software costs were capitalized throughout the remainder of 2002 and through the first quarter of 2003. We began amortizing the additional capitalized costs in the second quarter of 2003. Amortization expense related to internal use software costs was $318,000 for the three months ended June 30, 2003.

As a percentage of Cardiac Safety service revenues, the cost of Cardiac Safety services decreased to 39.7% for the three months ended June 30, 2003 from 40.2% for the three months ended June 30, 2002. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was primarily due to the increase in Cardiac Safety service revenues without a comparable increase in costs, some of which are fixed in nature.

The cost of technology consulting and training services increased 60.5% to $708,000 for the three months ended June 30, 2003 from $441,000 for the three months ended June 30, 2002. The increase in the cost of technology consulting and training services was due primarily to increased third party consulting and labor costs associated with the increase in technology consulting and training service revenues.

The cost of technology consulting and training services as a percentage of technology consulting and training service revenues increased to 77.7% for the three months ended June 30, 2003 from 77.0% for the three months ended June 30, 2002. The increase in the cost of technology consulting and training services as a percentage of technology consulting and training service revenues was due primarily to additional costs that were not fully utilized in revenue-generating activities during the three months ended June 30, 2003.

The cost of software maintenance services decreased 18.7% to $265,000, or 27.2% of software maintenance service revenues, for the three months ended June 30, 2003, from $326,000, or 33.0% of software maintenance service revenues, for the three months ended June 30, 2002. The decrease in the cost of software maintenance services, both in absolute terms and as a percentage of software maintenance service revenues, was due primarily to a reduction in labor, office rent, depreciation and other costs during the first quarter of 2003.

Selling and marketing expenses remained level at $1.9 million for the three months ended June 30, 2003 and for the three months ended June 30, 2002. Increases in commissions that resulted from the increase in commissionable revenue were offset by planned reductions in advertising and marketing expenses.

As a percentage of total net revenues, selling and marketing expenses decreased to 13.0% for the three months ended June 30, 2003 from 19.0% for the three months ended June 30, 2002. The decrease in selling and marketing expenses as a percentage of total net revenues was primarily due to the increase in total net revenues with no increase in selling and marketing expenses.

General and administrative expenses increased 12.2% to $1.6 million for the three months ended June 30, 2003 from $1.4 million for the three months ended June 30, 2002. The increase in general and administrative expenses was due primarily to an increase in insurance and public relations expense during the three months ended June 30, 2003.

As a percentage of total net revenues, general and administrative expenses decreased to 10.6% for the three months ended June 30, 2003 from 13.8% for the three months ended June 30, 2002. The decrease in general and administrative expenses as a percentage of total net revenues was primarily due to the increase in total net revenues with a less than proportional increase in general and administrative expenses, many of which are fixed in nature.

Research and development expenses remained constant at $1.1 million for the three months ended June 30, 2003 and for the three months ended June 30, 2002.

As a percentage of total net revenues, research and development expenses decreased to 7.7% for the three months ended June 30, 2003 from 10.8% for the three months ended June 30, 2002. The decrease in research and development expenses as a percentage of total net revenues was primarily due to the increase in total net revenues with only a minimal increase in research and development expenses, many of which are fixed in nature.

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and short-term investments, net of interest expense related to capital lease obligations. Additionally, $47,000 of interest income was earned on the escrow accounts related to the sale of the domestic clinical research operations to SCP Communications, Inc. and was recorded during the three months ended June 30, 2002. Other income, net, decreased 52.7% to $88,000 for the three months ended June 30, 2003 compared to $186,000 for the three months ended June 30, 2002. The primary reasons for the decrease were lower interest rates during the first quarter of 2003. The decrease was also due to interest income earned on the escrow accounts, which was realized during the three months ended June 30, 2002.

Our effective tax rate was 32.0% and 37.3% for the three months ended June 30, 2002 and 2003, respectively. The 2003 tax rate increased primarily due to new tax legislation that increased our 2003 income tax liability to New Jersey as well as our decision to provide deferred taxes for the repatriation of foreign earnings, which was made in the fourth quarter of 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002.

The following table presents statements of operations with product line detail (in thousands):

                                                Six Months Ended June 30,
                                               ---------------------------
                                                2002                2003                Increase (Decrease)
                                               -------             -------            -----------------------
Licenses:
      Net revenues                             $ 1,250             $ 2,343            $ 1,093            87.4%
      Costs of revenues                            286                 332                 46            16.1%
                                               -------             -------            -------
      Gross margin                                 964               2,011              1,047           108.6%

Services:
  Cardiac Safety
      Net revenues                              14,337              22,271              7,934            55.3%
      Costs of revenues                          5,937               8,980              3,043            51.3%
                                               -------             -------            -------
      Gross margin                               8,400              13,291              4,891            58.2%

  Technology consulting and training
      Net revenues                                 939               1,763                824            87.8%
      Costs of revenues                            818               1,312                494            60.4%
                                               -------             -------            -------
      Gross margin                                 121                 451                330           272.7%

  Software maintenance
      Net revenues                               1,939               1,982                 43             2.2%
      Costs of revenues                            652                 525               (127)          (19.5%)
                                               -------             -------            -------
      Gross margin                               1,287               1,457                170            13.2%

    Total services
      Net revenues                              17,215              26,016              8,801            51.1%
      Costs of revenues                          7,407              10,817              3,410            46.0%
                                               -------             -------            -------
      Gross margin                               9,808              15,199              5,391            55.0%

Total
      Net revenues                              18,465              28,359              9,894            53.6%
      Costs of revenues                          7,693              11,149              3,456            44.9%
                                               -------             -------            -------
      Gross margin                              10,772              17,210              6,438            59.8%


Operating expenses:
  Selling and marketing                          3,397               3,747                350            10.3%
  General and administrative                     2,740               3,078                338            12.3%
  Research and development                       2,251               2,204                (47)           (2.1%)
                                               -------             -------            -------
Total operating expenses                         8,388               9,029                641             7.6%
                                               -------             -------            -------
Operating income                                 2,384               8,181              5,797           243.2%
Other income, net                                  344                 144               (200)          (58.1%)
Gain on sale of domestic CRO operation              35                   -                (35)         (100.0%)
                                               -------             -------            -------
Income before income taxes                       2,763               8,325              5,562           201.3%
Income tax provision                               884               3,101              2,217           250.8%
                                               -------             -------            -------
Net income                                     $ 1,879             $ 5,224            $ 3,345           178.0%
                                               =======             =======            =======

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

                                                         Six Months Ended June 30,
                                                        ---------------------------
                                                         2002              2003            Decrease
                                                        ------            ------          ----------
Cost of licenses                                         22.9%            14.2%             (8.7%)
Cost of services:
  Cardiac Safety                                         41.4%            40.3%             (1.1%)
  Technology consulting and training                     87.1%            74.4%            (12.7%)
  Software maintenance                                   33.6%            26.5%             (7.1%)
    Total cost of services                               43.0%            41.6%             (1.4%)
Total costs of revenues                                  41.7%            39.3%             (2.4%)

Operating expenses:
  Selling and marketing                                  18.4%            13.2%             (5.2%)
  General and administrative                             14.8%            10.9%             (3.9%)
  Research and development                               12.2%             7.8%             (4.4%)

Total net revenues increased 53.6% to $28.4 million for the six months ended June 30, 2003 compared to $18.5 million for the six months ended June 30, 2002.

License revenues increased 87.4% to $2.3 million for the six months ended June 30, 2003 from $1.3 million for the six months ended June 30, 2002. The increase in license revenues was primarily due to an increase in software licensed on a monthly and annual basis.

Total service revenues increased 51.1% to $26.0 million for the six months ended June 30, 2003 from $17.2 million for the six months ended June 30, 2002.

Cardiac Safety service revenues increased 55.3% to $22.3 million for the six months ended June 30, 2003 compared to $14.3 million for the six months ended June 30, 2002. The increase in Cardiac Safety service revenues was primarily due to increased sales volume with both new and existing clients, including an increase in revenue from the rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures. Additionally, the average revenue per transaction has increased with a shift to digital ECG processing and the implementation of project assurance fees.

Technology consulting and training service revenues increased 87.8% to $1.8 million for the six months ended June 30, 2003 compared to $939,000 for the six months ended June 30, 2002. The increase in technology consulting and training service revenues was primarily due to increased consulting activity for new clients as well as increases in implementation fees from new licenses.

Software maintenance service revenues increased 2.2% to $2.0 million for the six months ended June 30, 2003 compared to $1.9 million for the six months ended June 30, 2002. Software maintenance service revenues did not increase proportionately with license revenues due to a low level of license sales that included maintenance as a separate component of revenue combined with a reduction in users at one client. Annual licenses do not contain a separate maintenance component.

Total cost of revenues increased 44.9% to $11.1 million for the six months ended June 30, 2003 compared to $7.7 million for the six months ended June 30, 2002. As a percentage of total net revenues, total cost of revenues decreased to 39.3% for the six months ended June 30, 2003 from 41.7% for the six months ended June 30, 2002.

The cost of licenses increased 16.1% to $332,000 for the six months ended June 30, 2003 from $286,000 for the six months ended June 30, 2002. The increase in the cost of licenses was primarily due to third-party software license expense partially offset by a decrease in ASP hosting fees associated with a change in ASP hosting providers at the beginning of 2003.

As a percentage of license revenues, the cost of licenses decreased to 14.2% for the six months ended June 30, 2003 from 22.9% for the six months ended June 30, 2002. The decrease was due primarily to the increase in license revenues without a comparable increase in costs, many of which are fixed in nature.

The cost of services increased 46.0% to $10.8 million for the six months ended June 30, 2003 from $7.4 million for the six months ended June 30, 2002. As a percentage of service revenues, the cost of services decreased to 41.6% for the six months ended June 30, 2003 from 43.0% for the six months ended June 30, 2002.

The cost of Cardiac Safety services increased 51.3% to $9.0 million for the six months ended June 30, 2003 compared to $5.9 million for the six months ended June 30, 2002. The increase in the cost of Cardiac Safety services was primarily due to an increase in rental and depreciation costs associated with cardiac safety rental equipment, and increased labor, facilities and other costs associated with expanding capabilities to meet the growth in Cardiac Safety service revenues. We also began amortization of our internal use software costs during the third quarter of 2002. Additional internal use software costs were capitalized throughout the remainder of 2002 and through the first quarter of 2003. We began amortizing the additional capitalized costs in the second quarter of 2003. Amortization expense related to internal use software costs was $570,000 for the six months ended June 30, 2003.

As a percentage of Cardiac Safety service revenues, the cost of Cardiac Safety services decreased to 40.3% for the six months ended June 30, 2003 from 41.4% for the six months ended June 30, 2002. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was primarily due to the increase in Cardiac Safety service revenues without a comparable increase in costs, some of which are fixed in nature.

The cost of technology consulting and training services increased 60.4% to $1.3 million for the six months ended June 30, 2003 from $818,000 for the six months ended June 30, 2002. The increase in the cost of technology consulting and training services was due primarily to increased third party consulting and labor costs associated with the increase in technology consulting and training service revenues.

The cost of technology consulting and training services as a percentage of technology consulting and training service revenues decreased to 74.4% for the six months ended June 30, 2003 from 87.1% for the six months ended June 30, 2002. The decrease in the cost of technology consulting and training services as a percentage of technology consulting and training service revenues was due primarily to the increase in consulting and training service revenues without a comparable increase in costs, some of which are fixed in nature.

The cost of software maintenance services decreased 19.5% to $525,000, or 26.5% of software maintenance service revenues, for the six months ended June 30, 2003, from $652,000, or 33.6% of software maintenance service revenues, for the six months ended June 30, 2002. The decrease in the cost of software maintenance services, both in absolute terms and as a percentage of software maintenance service revenues, was due primarily to a reduction in labor, office rent, depreciation and other costs during the six months ended June 30, 2003.

Selling and marketing expenses increased 10.3% to $3.7 million for the six months ended June 30, 2003 from $3.4 million for the six months ended June 30, 2002. The increase in selling and marketing expenses was due primarily to increased commissions that resulted from the increase in commissionable revenue as well as additional labor costs associated with new hires.

As a percentage of total net revenues, selling and marketing expenses decreased to 13.2% for the six months ended June 30, 2003 from 18.4% for the six months ended June 30, 2002. The decrease in selling and marketing expenses as a percentage of total net revenues was primarily due to the increase in total net revenues without a comparable increase in costs.

General and administrative expenses increased 12.3% to $3.1 million for the six months ended June 30, 2003 from $2.7 million for the six months ended June 30, 2002. The increase in general and administrative expenses was due primarily to an increase in insurance and public relations expense during the six months ended June 30, 2003.

As a percentage of total net revenues, general and administrative expenses decreased to 10.9% for the six months ended June 30, 2003 from 14.8% for the six months ended June 30, 2002. The decrease in general and administrative expenses as a percentage of total net revenues was primarily due to the increase in total net revenues with a less than proportional increase in general and administrative expenses, many of which are fixed in nature.

Research and development expenses decreased 2.1% to $2.2 million for the six months ended June 30, 2003 from $2.3 million for the six months ended June 30, 2002. The decrease in research and development expenses is primarily due to a reduction in third-party consulting expense.

As a percentage of total net revenues, research and development expenses decreased to 7.8% for the six months ended June 30, 2003 from 12.2% for the six months ended June 30, 2002. The decrease in research and development expenses as a percentage of total net revenues was primarily due to the increase in total net revenues without a comparable increase in research and development expenses, many of which are fixed in nature.

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and short-term investments, net of interest expense related to capital lease obligations. We also recorded a net realized gain of $73,000 from the sale of our shares of our investment in Digital Angel Corporation (DAC) (formerly known as Medical Advisory Systems, Inc.) during the six months ended June 30, 2002. Additionally, $47,000 of interest income was earned on the escrow accounts related to the sale of the domestic clinical research operations to SCP Communications, Inc. and was recorded during the six months ended June 30, 2002. Other income, net, decreased 58.1% to $144,000 for the six months ended June 30, 2003 compared to $344,000 for the six months ended June 30, 2002. In addition to the gain on the sale of the DAC shares and the interest income earned on the escrow accounts, both of which were realized during the six months ended June 30, 2002, the decrease in other income, net was also due to lower interest rates during the six months ended June 30, 2003.

Our effective tax rate was 32.0% and 37.3% for the six months ended June 30, 2002 and 2003, respectively. The 2003 tax rate increased primarily due to new tax legislation that increased our 2003 income tax liability to New Jersey as well as our decision to provide deferred taxes for the repatriation of foreign earnings, which was made in the fourth quarter of 2002.

Liquidity and Capital Resources

At June 30, 2003, we had $22.2 million of cash and cash equivalents and $9.6 million invested in short-term investments. We generally place our investments in money market funds, municipal securities, bonds of government-sponsored agencies, certificates of deposit with maturities of less than one year, and A1P1 rated commercial bonds and paper.

For the six months ended June 30, 2003, our operations provided cash of $5.8 million compared to $2.7 million for the six months ended June 30, 2002. The change was primarily the result of improved operating income as well as stock option income tax benefits recognized during the six months ended June 30, 2003. These changes were partially offset by an increase in accounts receivable during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

For the six months ended June 30, 2003, our investing activities used cash of $3.1 million compared to $2.3 million used for the six months ended June 30, 2002. The primary cause of the change is the proceeds from the sales of marketable securities during the six months ended June 30, 2002. There were no sales of marketable securities during the six months ended June 30, 2003. During the six months ended June 30, 2003, we capitalized $2.8 million of property and equipment compared to $2.9 million capitalized during the six months ended June 30, 2002. The decrease was primarily the result of lower expenditures for internal use software partially offset by higher purchases of cardiac safety rental equipment in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Included in property and equipment is internal use software associated with the development of a new data and communications management services software product used in connection with our centralized core cardiac safety electrocardiographic services. We capitalize our internal use software costs in accordance with Statement of Position No. 98-1. We began amortizing $4.0 million of internal use software costs in August of 2002, which resulted in an additional amortization charge to the cost of Cardiac Safety services of approximately $84,000 per month. Additional internal use software costs of $1.1 million were capitalized throughout the remainder of 2002 and through the first quarter of 2003. We began amortizing the additional capitalized costs in the second quarter of 2003, which resulted in additional amortization charges of approximately $22,000 per month. We started a new internal use software project in the second quarter of 2003 for which we expect to capitalize costs through the fourth quarter of 2003.

For the six months ended June 30, 2003, our financing activities provided cash of $1.9 million compared to $666,000 for the six months ended June 30, 2002. During the six months ended June 30, 2003, we received $2.2 million in cash from the exercise of stock options at exercise prices per option of between $1.25 and $6.70.

We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. At June 30, 2003, we had no outstanding borrowings under the line.

We expect that existing cash and cash equivalents, short-term investments, cash flows from operations and available borrowings under our line of credit will be sufficient to meet our foreseeable cash needs for at least the next year. However, there may be acquisition and other growth opportunities that require additional external financing and we may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that such financings will be available or available on terms acceptable to us.

Inflation

We believe the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our primary financial market risks include fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the six months ended June 30, 2003 would have decreased by less than $150,000. This estimate assumes that the decrease occurred on the first day of 2003 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Foreign Currency Risk

We operate on a global basis from locations in the United States and the United Kingdom. All international net revenues are billed and expenses incurred in either U.S. dollars or British pound sterling. As such, we face exposure to adverse movements in the exchange rate of the British pound sterling. As the currency rate changes, translation of the income statement of our UK subsidiary from the local currency to U.S. dollars affects year-to-year comparability of operating results. We do not hedge translation risks because any cash flows from UK operations are generally reinvested in the UK.

Management estimates that a 10% change in the exchange rate of the British pound sterling would have impacted the reported operating income for the six months ended June 30, 2003 by less than $240,000.

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our Company (including our consolidated subsidiaries) in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There has been no change in our internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on April 22, 2003. The matters submitted to the stockholders for vote were the election of three directors to each serve a three-year term until 2006, approval of our 2003 Stock Option Plan, approval of an amendment to our Restated Certificate of Incorporation to authorize an additional 35,000,000 shares of Common Stock, $0.01 par value, and ratification of the appointment of KPMG LLP as our independent accountants for the year ending December 31, 2003.

At the meeting, the stockholders elected Joseph A. Esposito, John M. Ryan and David D. Gathman to the Board of Directors. Joseph A. Esposito was elected with 8,614,978 shares voted for the election, or 79.3% of the 10,870,555 shares outstanding and eligible to vote, with 1,444,762 shares withheld. John M. Ryan was elected with 9,739,140 shares voted for the election, or 89.6% of the 10,870,555 shares outstanding and eligible to vote, with 320,600 shares withheld. David D. Gathman was elected with 9,745,892 shares voted for the election, or 89.7% of the 10,870,555 shares outstanding and eligible to vote, with 313,848 shares withheld. With their election, they joined Sheldon M. Bonovitz, Arthur H. Hayes, M.D., Stephen S. Phillips and Joel Morganroth, M.D. as our Directors.

The stockholders approved our 2003 Stock Option Plan with 5,801,477 shares voted for the approval, or 53.4% of the 10,870,555 shares outstanding and eligible to vote, with 897,677 shares voted against the approval and 11,135 shares abstained.

The stockholders approved the amendment to our Restated Certificate of Incorporation to authorize an additional 35,000,000 shares of Common Stock, $0.01 par value, with 7,812,560 shares voted for the amendment, or 71.9% of the 10,870,555 shares outstanding and eligible to vote, with 2,215,190 shares voted against the amendment and 31,990 shares abstained.

In addition, the stockholders ratified the appointment of KPMG LLP as our independent accountants for 2003 with 9,932,506 shares voted for ratification, or 91.4% of the 10,870,555 shares outstanding and eligible to vote, with 97,602 shares voted against ratification and 29,632 shares abstained.

All share amounts referred to in this Item 4 have not been adjusted to reflect our 2-for-1 stock split effective on May 29, 2003.

Item 6. Exhibits and Reports on Form 8-K

        a.) Exhibits

            10.3  2003 Stock Option Plan

            31.1  Certification of Chief Executive Officer

            31.2  Certification of Chief Financial Officer

            32.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

            32.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

        b.) Reports on Form 8-K

            On April 23, 2003, we filed a report on Form 8-K disclosing a press release we issued on April 23, 2003, reporting our results of operations for the quarter ended March 31, 2003 and providing financial guidance for the second quarter and fiscal 2003.

                                   Signatures


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    eResearchTechnology, Inc.
                                    (Registrant)


Date: August 7, 2003           By:            Joseph A. Esposito
                                   ----------------------------------------
                                   Joseph A. Esposito
                                   President and Chief Executive Officer,
                                     Director (Principal executive officer)




Date: August 7, 2003           By:            Bruce Johnson
                                   -----------------------------------------
                                   Bruce Johnson
                                   Senior Vice President and Chief Financial
                                     Officer (Principal financial and
                                     accounting officer)

                                  EXHIBIT INDEX

Exhibit No.      Exhibit
-----------      -------

10.3             2003 Stock Option Plan

31.1             Certification of Chief Executive Officer

31.2             Certification of Chief Financial Officer

32.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code