Form 10-Q
period 2003-09-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2003-11-07
CIK 1026650

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2003.

                                       or

         [ ] Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transitional period from _______________ to__________________


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

The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2003, was 22,426,463.

                   eResearchTechnology, Inc. and Subsidiaries

                                      INDEX
                                      -----
                                                                                                                   Page
                                                                                                                   ----

Part I.  Financial Information

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets--December 31, 2002 and September 30, 2003 (unaudited)                3

                     Consolidated Statements of Operations (unaudited)--Three and
                     Nine months Ended September 30, 2002 and 2003                                                    4

                     Consolidated Statements of Cash Flows (unaudited)--Nine months
                     Ended September 30, 2002 and 2003                                                                5

                     Notes to Consolidated Financial Statements (unaudited)                                        6-11

         Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                                   12-23

         Item 3.     Qualitative and Quantitative Disclosures about Market Risk                                   23-24

         Item 4.     Controls and Procedures                                                                         24

Part II. Other Information

         Item 6.     Exhibits and Reports on Form 8-K                                                                25

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
                                        Consolidated Balance Sheets
                             (in thousands, except share and per share amounts)

                                                                December 31, 2002       September 30, 2003
                                                                -----------------       ------------------
                                                                                           (unaudited)
Assets

Current assets:
    Cash and cash equivalents                                        $17,443                 $28,527
    Short-term investments                                             9,307                  12,948
    Accounts receivable, net                                           6,954                  12,022
    Prepaid expenses and other                                         2,542                   2,521
    Deferred income taxes                                                485                     485
                                                                     -------                 -------
         Total current assets                                         36,731                  56,503

Property and equipment, net                                           12,587                  13,719
Goodwill                                                               1,212                   1,212
Investments in non-marketable securities                                 509                     509
Other assets                                                              21                      38
Deferred income taxes                                                  2,332                   3,336
                                                                     -------                 -------
                                                                     $53,392                 $75,317
                                                                     =======                 =======
Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                 $ 2,000                 $ 1,968
    Accrued expenses                                                   3,705                   3,312
    Income taxes payable                                                 960                   1,167
    Current portion of capital lease obligations                         599                     643
    Deferred revenues                                                  4,774                   9,483
                                                                     -------                 -------
         Total current liabilities                                    12,038                  16,573
                                                                     -------                 -------

Capital lease obligations, excluding current portion                     774                     286
                                                                     -------                 -------

Commitments and contingencies

Stockholders' equity:
    Preferred stock - $10.00 par value, 500,000 shares authorized,
         none issued and outstanding                                       -                       -
    Common stock - $.01 par value, 50,000,000 shares authorized,
         22,924,382 and 24,135,736 shares issued, respectively           229                     241
    Additional paid-in capital                                        40,807                  49,440
    Accumulated other comprehensive income                               410                     707
    Retained earnings                                                  2,363                  11,460
    Treasury stock, 1,791,000 and 1,805,564 shares at cost            (3,229)                 (3,390)
                                                                     -------                 -------
         Total stockholders' equity                                   40,580                  58,458
                                                                     -------                 -------
                                                                     $53,392                 $75,317
                                                                     =======                 =======

        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                  Three Months Ended September 30,  Nine Months Ended September 30,
                                  --------------------------------  -------------------------------
                                    2002                  2003       2002                   2003
                                   -------               -------    -------                -------
Net revenues:
  Licenses                         $   473               $ 2,513    $ 1,723                $ 4,856
  Services                          10,451                14,951     27,666                 40,967
                                   -------               -------    -------                -------

        Total net revenues          10,924                17,464     29,389                 45,823
                                   -------               -------    -------                -------

Costs of revenues:
  Cost of licenses                     279                   185        565                    517
  Cost of services                   4,773                 6,306     12,180                 17,123
                                   -------               -------    -------                -------

        Total costs of revenues      5,052                 6,491     12,745                 17,640
                                   -------               -------    -------                -------

        Gross margin                 5,872                10,973     16,644                 28,183
                                   -------               -------    -------                -------

Operating expenses:
  Selling and marketing              1,571                 1,870      4,968                  5,617
  General and administrative         1,441                 1,818      4,181                  4,896
  Research and development             915                 1,196      3,166                  3,400
                                   -------               -------    -------                -------

        Total operating expenses     3,927                 4,884     12,315                 13,913
                                   -------               -------    -------                -------

Operating income                     1,945                 6,089      4,329                 14,270
Other income, net                       58                    83        437                    227
                                   -------               -------    -------                -------
Income before income taxes           2,003                 6,172      4,766                 14,497
Income tax provision                   641                 2,299      1,525                  5,400
                                   -------               -------    -------                -------
Net income                         $ 1,362               $ 3,873    $ 3,241                $ 9,097
                                   =======               =======    =======                =======

Basic net income per share         $  0.06               $  0.17    $  0.16                $  0.42
                                   =======               =======    =======                =======
Diluted net income per share       $  0.06               $  0.16    $  0.14                $  0.38
                                   =======               =======    =======                =======
Shares used to calculate basic
  net income per share              21,032                22,143     20,908                 21,826
                                   =======               =======    =======                =======
Shares used to calculate diluted
  net income per share              22,846                24,342     22,492                 23,842
                                   =======               =======    =======                =======




        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                              2002             2003
                                                              ----             ----
Operating activities:
     Net income                                             $ 3,241          $ 9,097
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Gain on sale of marketable securities            (75)               -
               Depreciation and amortization                  2,058            3,595
               Issuance of stock options to non-employees         7                -
               Stock option income tax benefits                   -            5,320
               Changes in operating assets and liabilities:
                    Accounts receivable                      (1,694)          (4,989)
                    Prepaid expenses and other                 (958)             (13)
                    Accounts payable                            446              (51)
                    Accrued expenses                            (88)            (398)
                    Income taxes                              1,032             (838)
                    Deferred revenues                         1,743            4,681
                                                            -------          -------
                         Net cash provided by
                             operating activities             5,712           16,404
                                                            -------          -------

Investing activities:
     Purchases of property and equipment                     (4,583)          (4,646)
     Purchases of short-term investments                     (2,354)          (8,084)
     Proceeds from sales of short-term investments            1,816            4,443
     Proceeds from sales of marketable securities               720                -
                                                            -------          -------
                         Net cash used in investing
                             activities                      (4,401)          (8,287)
                                                            -------          -------
Financing activities:
     Repayments of capital lease obligations                   (314)            (444)
     Proceeds from exercise of stock options                  1,184            3,164
                                                            -------          -------
                         Net cash provided by
                             financing activities               870            2,720
                                                            -------          -------

Effect of exchange rate changes on cash                         260              247
                                                            -------          -------
Net increase in cash and cash equivalents                     2,441           11,084
Cash and cash equivalents, beginning of period               11,364           17,443
                                                            -------          -------
Cash and cash equivalents, end of period                    $13,805          $28,527
                                                            =======          =======



        The accompanying notes are an integral part of these statements.

                   eResearchTechnology, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the "Company") and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three or nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Further information on potential factors that could affect the Company's financial results can be found in the Company's Reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission and in this Form 10-Q.

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

Amortization of capitalized software development costs is charged to cost of revenues. Amortization of capitalized software development costs was $168,000 and $318,000 for the three months ended September 30, 2002 and 2003, respectively, and $168,000 and $888,000 for the nine months ended September 30, 2002 and 2003, respectively. For the nine months ended September 30, 2002 and 2003, the Company capitalized $1,876,000 and $842,000, respectively, of software development costs. All research and development costs have been expensed as incurred.

In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No, 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," when events or circumstances so indicate, the Company assesses the potential impairment of its intangible assets and other long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At September 30, 2003, no impairment was indicated.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans (in thousands, except per share amounts):

                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                               --------------------------------    -------------------------------
                                                   2002              2003               2002            2003
                                                   ----              ----               ----            ----
Net income, as reported                            $1,362          $ 3,873             $3,241          $9,097
Deduct: Net stock-based employee
 compensation expense determined under
 fair value based method, net of related
 tax effects                                         (250)            (480)              (748)         (1,521)
                                                   ------          -------             ------          ------
Pro forma net income                               $1,112          $ 3,393             $2,493          $7,576
                                                   ======          =======             ======          ======
Earnings per share:
   Basic - as reported                              $0.06          $  0.17              $0.16           $0.42
   Basic - pro forma                                $0.05          $  0.15              $0.12           $0.35

   Diluted - as reported                            $0.06          $  0.16              $0.14           $0.38
   Diluted - pro forma                              $0.05          $  0.14              $0.11           $0.32

Pro forma net income reflects only options granted through September 30, 2003 and, therefore, may not be representative of the effect for future periods.

Stock Splits. On July 16, 2002, the Company effected a 3-for-2 split of its common stock. On May 29, 2003 the Company effected a 2-for-1 split of its common stock. The stock splits have been retroactively reflected in the accompanying consolidated financial statements.

Note 3.  Investment Impairment Charge - Non-Marketable Securities

At September 30, 2003, investments in non-marketable securities consist of an investment in AmericasDoctor.com, Inc., which is accounted for under the cost method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." During 2001, in accordance with APB Opinion No. 18, management determined that a decrease in value of the investment occurred which was deemed to be other than temporary, and as a result wrote down the cost basis of the investment from $2,300,000 to $509,000. For the three and nine months ended September 30, 2002 and 2003, no investment impairment charge was recorded.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

Three Months Ended September 30,
--------------------------------                                          Per
                                                     Net                 Share
2002                                                Income    Shares     Amount
------------------------------------                ------    ------     ------
Basic net income....................               $  1,362   21,032     $ 0.06
Effect of dilutive shares...........                      -    1,814     $    -
                                                   --------   ------     ------
Diluted net income..................               $  1,362   22,846     $ 0.06
                                                   ========   ======     ======
2003
------------------------------------
Basic net income....................               $  3,873   22,143     $ 0.17
Effect of dilutive shares...........                      -    2,199     $(0.01)
                                                   --------   ------     ------
Diluted net income..................               $  3,873   24,342     $ 0.16
                                                   ========   ======     ======
Options to purchase 3,545,958 shares of common stock were outstanding at September 30, 2002 and were included in the computation of diluted net income per share for the three months ended September 30, 2002.

Options to purchase 3,052,675 shares of common stock were outstanding at September 30, 2003 and were included in the computation of diluted net income per share for the three months ended September 30, 2003.

Nine Months Ended September 30,
-------------------------------                                       Per
                                            Net                      Share
2002                                       Income       Shares       Amount
-------------------------------            ------       ------       ------
Basic net income...............            $3,241       20,908       $  0.16
Effect of dilutive shares......                 -        1,584       $ (0.02)
                                           ------       ------       -------
Diluted net income.............            $3,241       22,492       $  0.14
                                           ======       ======       =======
2003
-------------------------------
Basic net income...............            $9,097       21,826       $  0.42
Effect of dilutive shares......                 -        2,016       $ (0.04)
                                           ------       ------       -------
Diluted net income.............            $9,097       23,842       $  0.38
                                           ======       ======       =======

Options to purchase 3,274,758 shares of common stock were outstanding at September 30, 2002 and were included in the computation of diluted net income per share for the nine months ended September 30, 2002. Options to purchase 271,200 shares of common stock were outstanding at September 30, 2002, but were not included in the computation of diluted net income per share because the option exercise prices were greater than the average market price of the Company's common stock during the period.

Options to purchase 3,052,675 shares of common stock were outstanding at September 30, 2003 and were included in the computation of diluted net income per share for the nine months ended September 30, 2003.

Note 5.  Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income." The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation and marketable securities. For the nine months ended September 30, 2002, the Company recorded accumulated foreign currency translation income of $260,000. For the nine months ended September 30, 2003, the Company recorded a foreign currency translation adjustment of $297,000 which increased the accumulated balance to $707,000. For the nine months ended September 30, 2002, the Company recorded an unrealized loss of $359,000 for the mark to market of its investment in marketable securities.

Note 6. Recent Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with the disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the Company's financial statements.

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

The Emerging Issues Task Force (EITF) recently reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have any impact on the Company's financial statements.

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

Geographic information is as follows:

                          Three Months Ended September 30, 2002
                        ------------------------------------------
                          North
                         America         Europe             Total
                       ----------       ---------         --------
License revenues        $    441         $    32           $   473
Service revenues           7,576           2,875            10,451
                        --------         -------           -------
Net revenues from
  external customers    $  8,017         $ 2,907           $10,924
                        ========         =======           =======
Operating income        $    851         $ 1,094           $ 1,945
Identifiable assets     $ 42,058         $ 5,387           $47,445

                          Three Months Ended September 30, 2003
                        ------------------------------------------
                          North
                         America         Europe             Total
                        ---------       --------           -------
License revenues        $  2,259        $    254          $  2,513
Service revenues          11,274           3,677            14,951
                        --------        --------          --------
Net revenues from
  external customers    $ 13,533        $  3,931          $ 17,464
                        ========        ========          ========
Operating income        $  4,474        $  1,615          $  6,089
Identifiable assets     $ 65,295        $ 10,022          $ 75,317

                          Nine Months Ended September 30, 2003
                        ------------------------------------------
                          North
                         America         Europe             Total
                        ---------       --------           -------
License revenues        $  1,660         $    63          $  1,723
Service revenues          20,218           7,448            27,666
                        --------         -------          --------
Net revenues from
  external customers    $ 21,878         $ 7,511          $ 29,389
                        ========         =======          ========
Operating income        $  1,842         $ 2,487          $  4,329
Identifiable assets     $ 42,058         $ 5,387          $ 47,445



                          Nine Months Ended September 30, 2003
                        ------------------------------------------
                          North
                         America          Europe             Total
                        --------         -------           -------
License revenues        $  4,210         $   646           $ 4,856
Service revenues          31,688           9,279            40,967
                        --------         -------           -------
Net revenues from
  external customers    $ 35,898         $ 9,925           $45,823
                        ========         =======           =======
Operating income        $ 10,354         $ 3,916           $14,270
Identifiable assets     $ 65,295         $10,022           $75,317



Note 8.  Subsequent Event

On October 22, 2003, the Company announced that its Board of Directors approved a 3-for-2 split of its common stock. The shares will be distributed on November 26, 2003 to stockholders of record on November 5, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion and analysis should be read in conjunction with our financial statements and the related notes to the financial statements appearing elsewhere in this report. The following includes a number of forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to future events and financial performance. We use words such as anticipate, believe, expect, intend, and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to risks and uncertainties such as competitive factors, technology development, market demand and our ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects, and internal issues of the sponsoring client. These and other risk factors have been further discussed in our Report on Form 10-K for the year ended December 31, 2002. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further information on potential factors that could affect our financial results can be found in our Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 filed with the Securities and Exchange Commission and throughout this Form 10-Q.

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

Our solutions improve the collection, analysis and distribution of cardiac safety and clinical data in order to safely accelerate new drug and device development processes. We offer the following products and services on a global basis:

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

Our license revenues consist of license fees for perpetual license sales and monthly and annual license sales. Our services revenues consist of Cardiac Safety services, technology consulting and training services and software maintenance services. We recognize software revenues in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9. Accordingly, we recognize up-front license fee revenues under the residual method when a formal agreement exists, delivery of the software and related documentation has occurred, collectability is probable and the license fee is fixed or determinable. We recognize monthly and annual license fee revenues over the term of the arrangement. Hosting service fees are recognized evenly over the term of service. Cardiac Safety service revenues consist of revenues from services that we provide on a fee-for-service basis and we recognize such revenues as the services are performed. We recognize revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. We provide consulting and training services on a time and materials basis and recognize revenues as we perform the services.

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

We conduct our operations through offices in the United States and the United Kingdom (UK). Our international net revenues represented 26.6% and 22.5% of total net revenue for the three months ended September 30, 2002 and 2003, respectively, and 25.5% and 21.7% of total net revenue for the nine months ended September 30, 2002 and 2003, respectively.

Results of Operations

The following table presents certain financial data as a percentage of total net revenues:

                               Three Months Ended September 30,   Nine Months Ended September 30,
                               --------------------------------   -------------------------------
                                         2002       2003               2002            2003
                                         ----       ----               ----            ----
Net revenues:
  Licenses                               4.3%       14.4%              5.9%            10.6%
  Services                              95.7%       85.6%             94.1%            89.4%
                                       ------      ------            ------           ------
Total net revenues                     100.0%      100.0%            100.0%           100.0%
                                       ------      ------            ------           ------
Costs of revenues:
  Cost of licenses                       2.6%        1.1%              1.9%             1.1%
  Cost of services                      43.6%       36.1%             41.5%            37.4%
                                       ------      ------            ------           ------
          Total costs of revenues       46.2%       37.2%             43.4%            38.5%
                                       ------      ------            ------           ------
          Gross margin                  53.8%       62.8%             56.6%            61.5%
                                       ------      ------            ------           ------
Operating expenses:
  Selling and marketing                 14.4%       10.7%             16.9%            12.3%
  General and administrative            13.2%       10.4%             14.2%            10.7%
  Research and development               8.4%        6.8%             10.8%             7.4%
                                       ------      ------            ------           ------
          Total operating expenses      36.0%       27.9%             41.9%            30.4%
                                       ------      ------            ------           ------
Operating income                        17.8%       34.9%             14.7%            31.1%
Other income, net                        0.5%        0.5%              1.5%             0.5%
                                       ------      ------            ------           ------
Income before income taxes              18.3%       35.4%             16.2%            31.6%
Income tax provision                     5.8%       13.2%              5.2%            11.7%
                                       ------      ------            ------           ------
Net income                              12.5%       22.2%             11.0%            19.9%
                                       ======      ======            ======           ======

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

The following table presents statements of operations with product line detail (in thousands):

                                      Three Months Ended September 30,
                                      --------------------------------
                                            2002            2003            Increase (Decrease)
                                      ---------------    -------------  ----------------------------
Licenses:
     Net revenues                          $  473        $  2,513           $ 2,040        431.3%
     Costs of revenues                        279             185               (94)       (33.7%)
                                           ------        --------           -------
     Gross margin                             194           2,328             2,134       1100.0%
Services:
  Cardiac Safety
     Net revenues                           8,824          12,992             4,168         47.2%
     Costs of revenues                      4,090           5,263             1,173         28.7%
                                           ------        --------           -------
     Gross margin                           4,734           7,729             2,995         63.3%
Technology consulting and training
     Net revenues                             656             997               341         52.0%
     Costs of revenues                        394             769               375         95.2%
                                           ------        --------           -------
     Gross margin                             262             228               (34)       (13.0%)
Software maintenance
     Net revenues                             971             962                (9)        (0.9%)
     Costs of revenues                        289             274               (15)        (5.2%)
                                           ------        --------           -------
     Gross margin                             682             688                 6          0.9%
Total services
     Net revenues                          10,451          14,951             4,500         43.1%
     Costs of revenues                      4,773           6,306             1,533         32.1%
                                           ------        --------           -------
     Gross margin                           5,678           8,645             2,967         52.3%
Total
      Net revenues                         10,924          17,464             6,540         59.9%
      Costs of revenues                     5,052           6,491             1,439         28.5%
                                           ------        --------           -------
     Gross margin                           5,872          10,973             5,101         86.9%

Operating expenses:
     Selling and marketing                  1,571           1,870               299         19.0%
     General and administrative             1,441           1,818               377         26.2%
     Research and development                 915           1,196               281         30.7%
                                           ------        --------           -------
Total operating expenses                    3,927           4,884               957         24.4%
                                           ------        --------           -------
Operating income                            1,945           6,089             4,144        213.1%
Other income, net                              58              83                25         43.1%
                                           ------        --------           -------
Income before income taxes                  2,003           6,172             4,169        208.1%
Income tax provision                          641           2,299             1,658        258.7%
                                           ------        --------           -------
Net income                                 $1,362        $  3,873           $ 2,511        184.4%
                                           ======        ========           =======

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

                                      Three Months Ended September 30,
                                      --------------------------------      Increase
                                         2002              2003            (Decrease)
                                      --------------------------------  --------------
Cost of licenses                         59.0%             7.4%             (51.6%)
Cost of services:
 Cardiac Safety                          46.4%            40.5%              (5.9%)
 Technology consulting and training      60.1%            77.1%              17.0%
 Software maintenance                    29.8%            28.5%              (1.3%)
    Total cost of services               45.7%            42.2%              (3.5%)
Total costs of revenues                  46.2%            37.2%              (9.0%)

Operating expenses:
 Selling and marketing                   14.4%            10.7%              (3.7%)
 General and administrative              13.2%            10.4%              (2.8%)
 Research and development                 8.4%             6.8%              (1.6%)





Total net revenues increased 59.9% to $17.5 million for the three months ended September 30, 2003 compared to $10.9 million for the three months ended September 30, 2002.

License revenues increased 431.3% to $2.5 million for the three months ended September 30, 2003 from $473,000 for the three months ended September 30, 2002. The increase in license revenues was primarily due to the sale of five perpetual licenses in the three months ended September 30, 2003 versus two perpetual licenses in the three months ended September 30, 2002 as well as an increase in software licensed on a monthly and annual basis with new clients.

Total service revenues increased 43.1% to $15.0 million for the three months ended September 30, 2003 from $10.5 million for the three months ended September 30, 2002.

Cardiac Safety service revenues increased 47.2% to $13.0 million for the three months ended September 30, 2003 compared to $8.8 million for the three months ended September 30, 2002. The increase in Cardiac Safety service revenues was primarily due to increased sales volume with both new and existing clients, including an increase in revenue from the rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures. Additionally, the average revenue per transaction has increased with a shift to digital ECG processing and the implementation of project assurance fees.

Technology consulting and training service revenues increased 52.0% to $997,000 for the three months ended September 30, 2003 compared to $656,000 for the three months ended September 30, 2002. The increase in technology consulting and training service revenues was primarily due to increased consulting activity for new clients as well as increases in implementation fees from new licenses.

Software maintenance service revenues decreased 0.9% to $962,000 for the three months ended September 30, 2003 compared to $971,000 for the three months ended September 30, 2002. Software maintenance service revenues decreased due to a reduction in users at one client that occurred earlier in 2003. The full quarterly impact on software maintenance service revenues of perpetual license sales that occurred in the third quarter of 2003 will not be recognized until the fourth quarter of 2003. Annual licenses do not contain a separate maintenance component.

Total cost of revenues increased 28.5% to $6.5 million for the three months ended September 30, 2003 compared to $5.1 million for the three months ended September 30, 2002. As a percentage of total net revenues, total cost of revenues decreased to 37.2% for the three months ended September 30, 2003 from 46.2% for the three months ended September 30, 2002.

The cost of licenses decreased 33.7% to $185,000, or 7.4% of license revenues, for the three months ended September 30, 2003 from $279,000, or 59.0% of license revenues, for the three months ended September 30, 2002. The decrease in the cost of licenses, both in absolute terms and as a percentage of license revenues, was primarily due to a decrease in ASP hosting fees associated with a change in ASP hosting providers at the beginning of 2003. Additionally, the cost of licenses as a percentage of license revenues decreased due to the increase in revenue from perpetual licenses that have very little incremental cost of sales.

The cost of services increased 32.1% to $6.3 million for the three months ended September 30, 2003 from $4.8 million for the three months ended September 30, 2002. As a percentage of service revenues, the cost of services decreased to 42.2% for the three months ended September 30, 2003 from 45.7% for the three months ended September 30, 2002.

The cost of Cardiac Safety services increased 28.7% to $5.3 million for the three months ended September 30, 2003 compared to $4.1 million for the three months ended September 30, 2002. The increase in the cost of Cardiac Safety services was primarily due to an increase in rental and depreciation costs associated with cardiac safety rental equipment, and increased labor, facilities and other costs associated with expanding capabilities to meet the growth in Cardiac Safety service revenues. We also began amortization of our internal use software costs during the third quarter of 2002. Additional internal use software costs were capitalized throughout the remainder of 2002 and through the first quarter of 2003. We began amortizing the additional capitalized costs in the second quarter of 2003. Amortization expense related to internal use software costs was $318,000 for the three months ended September 30, 2003 compared with $168,000 for the three months ended September 30, 2002.

As a percentage of Cardiac Safety service revenues, the cost of Cardiac Safety services decreased to 40.5% for the three months ended September 30, 2003 from 46.4% for the three months ended September 30, 2002. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was primarily due to the fact that some of the costs are fixed in nature.

The cost of technology consulting and training services increased 95.2% to $769,000, or 77.1% of technology consulting and training service revenues, for the three months ended September 30, 2003 from $394,000, or 60.1% of technology consulting and training service revenues, for the three months ended September 30, 2002. The increase in the cost of technology consulting and training services, both in absolute terms and as a percentage of consulting and training service revenues, was due primarily to increased third party consulting and labor costs associated with the increase in technology consulting and training service revenues as well as increased bonuses due to improved performance in the three months ended September 30, 2003 versus the three months ended September 30, 2002.

The cost of software maintenance services decreased 5.2% to $274,000, or 28.5% of software maintenance service revenues, for the three months ended September 30, 2003, from $289,000, or 29.8% of software maintenance service revenues, for the three months ended September 30, 2002. The decrease in the cost of software maintenance services, both in absolute terms and as a percentage of software maintenance service revenues, was due primarily to employee placement fees that were incurred in the third quarter of 2002 that did not occur in the third quarter of 2003.

Selling and marketing expenses increased 19.0% to $1.9 million for the three months ended September 30, 2003 from $1.6 million for the three months ended September 30, 2002. The increase in selling and marketing expenses was primarily due to increases in commissions that resulted from the increase in commissionable revenue, bonuses and labor that were partially offset by planned reductions in advertising expenses.

As a percentage of total net revenues, selling and marketing expenses decreased to 10.7% for the three months ended September 30, 2003 from 14.4% for the three months ended September 30, 2002. The decrease in selling and marketing expenses as a percentage of total net revenues was primarily due to the increase in total net revenues partially offset by the increase in selling and marketing expenses. Many selling and marketing expenses are discretionary in nature and can be increased or decreased as deemed necessary by management and do not necessarily increase or decrease with changes in revenue.

General and administrative expenses increased 26.2% to $1.8 million for the three months ended September 30, 2003 from $1.4 million for the three months ended September 30, 2002. The increase in general and administrative expenses was due primarily to an increase in insurance expense, bonuses, payroll taxes related to stock option exercises and legal fees during the three months ended September 30, 2003.

As a percentage of total net revenues, general and administrative expenses decreased to 10.4% for the three months ended September 30, 2003 from 13.2% for the three months ended September 30, 2002. The decrease in general and administrative expenses as a percentage of total net revenues was primarily due to the fact that many of the general and administrative expenses are fixed in nature.

Research and development expenses increased by 30.7% to $1.2 million for the three months ended September 30, 2003 from $915,000 for the three months ended September 30, 2002. The increase in research and development expenses was due primarily to an increase in third-party consulting, labor costs and bonuses offset by lower employee placement fees during the three months ended September 30, 2003.

As a percentage of total net revenues, research and development expenses decreased to 6.8% for the three months ended September 30, 2003 from 8.4% for the three months ended September 30, 2002. The decrease in research and development expenses as a percentage of total net revenues was primarily due to the fact that many of the research and development expenses are fixed in nature.

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and short-term investments, net of interest expense related to capital lease obligations. Other income, net, increased 43.1% to $83,000 for the three months ended September 30, 2003 compared to $58,000 for the three months ended September 30, 2002. The primary reason for the increase was higher balances of cash and cash equivalents and short-term investments offset by lower interest rates during the third quarter of 2003.

Our effective tax rate was 32.0% and 37.3% for the three months ended September 30, 2002 and 2003, respectively. The 2003 tax rate increased primarily due to new tax legislation that increased our 2003 income tax liability to New Jersey as well as our decision to provide deferred taxes for the repatriation of foreign earnings, which was made in the fourth quarter of 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002.

The following table presents statements of operations with product line detail (in thousands):

                             Nine Months Ended September 30,
                             -------------------------------
                                  2002            2003          Increase (Decrease)
                             --------------  ---------------   --------------------
Licenses:
     Net revenues                  $ 1,723        $  4,856          $ 3,133     181.8%
     Costs of revenues                 565             517              (48)     (8.5%)
                                   -------        --------          -------
     Gross margin                    1,158           4,339            3,181     274.7%
Services:
 Cardiac Safety
     Net revenues                   23,161          35,264           12,103      52.3%
     Costs of revenues              10,027          14,243            4,216      42.0%
                                   -------        --------          -------
     Gross margin                   13,134          21,021            7,887      60.1%
 Technology consulting and training
     Net revenues                    1,595           2,759            1,164      73.0%
     Costs of revenues               1,212           2,081              869      71.7%
                                   -------        --------          -------
     Gross margin                      383             678              295      77.0%
 Software maintenance
     Net revenues                    2,910           2,944               34       1.2%
     Costs of revenues                 941             799             (142)    (15.1%)
                                   -------        --------          -------
     Gross margin                    1,969           2,145              176       8.9%
   Total services
     Net revenues                   27,666          40,967           13,301      48.1%
     Costs of revenues              12,180          17,123            4,943      40.6%
                                   -------        --------          -------
     Gross margin                   15,486          23,844            8,358      54.0%
Total
     Net revenues                   29,389          45,823           16,434      55.9%
     Costs of revenues              12,745          17,640            4,895      38.4%
                                   -------        --------          -------
     Gross margin                   16,644          28,183           11,539      69.3%

Operating expenses:
 Selling and marketing               4,968           5,617              649      13.1%
 General and administrative          4,181           4,896              715      17.1%
 Research and development            3,166           3,400              234       7.4%
                                   -------        --------          -------
Total operating expenses            12,315          13,913            1,598      13.0%
                                   -------        --------          -------
Operating income                     4,329          14,270            9,941     229.6%
Other income, net                      437             227             (210)    (48.1%)
                                   -------        --------          -------
Income before income taxes           4,766          14,497            9,731     204.2%
Income tax provision                 1,525           5,400            3,875     254.1%
                                   -------        --------          -------
Net income                         $ 3,241         $ 9,097         $  5,856     180.7%
                                   =======        ========         ========

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

                                    Nine Months Ended September 30,
                                    --------------------------------
                                         2002           2003              Decrease
                                    --------------------------------   ---------------
Cost of licenses                         32.8%          10.6%             (22.2%)
Cost of services:
  Cardiac Safety                         43.3%          40.4%              (2.9%)
  Technology consulting and training     76.0%          75.4%              (0.6%)
  Software maintenance                   32.3%          27.1%              (5.2%)
     Total cost of services              44.0%          41.8%              (2.2%)
Total costs of revenues                  43.4%          38.5%              (4.9%)

Operating expenses:
  Selling and marketing                  16.9%          12.3%              (4.6%)
  General and administrative             14.2%          10.7%              (3.5%)
  Research and development               10.8%           7.4%              (3.4%)


Total net revenues increased 55.9% to $45.8 million for the nine months ended September 30, 2003 compared to $29.4 million for the nine months ended September 30, 2002.

License revenues increased 181.8% to $4.9 million for the nine months ended September 30, 2003 from $1.7 million for the nine months ended September 30, 2002. The increase in license revenues was primarily due an increase in software licensed on a monthly and annual basis with new clients and the sale of eleven perpetual licenses in the nine months ended September 30, 2003 versus five perpetual licenses in the nine months ended September 30, 2002.

Total service revenues increased 48.1% to $41.0 million for the nine months ended September 30, 2003 from $27.7 million for the nine months ended September 30, 2002.

Cardiac Safety service revenues increased 52.3% to $35.3 million for the nine months ended September 30, 2003 compared to $23.2 million for the nine months ended September 30, 2002. The increase in Cardiac Safety service revenues was primarily due to increased sales volume with both new and existing clients, including an increase in revenue from the rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures. Additionally, the average revenue per transaction has increased with a shift to digital ECG processing and the implementation of project assurance fees.

Technology consulting and training service revenues increased 73.0% to $2.8 million for the nine months ended September 30, 2003 compared to $1.6 million for the nine months ended September 30, 2002. The increase in technology consulting and training service revenues was primarily due to increased consulting activity for new clients as well as increases in implementation fees from new licenses.

Software maintenance service revenues remained constant at $2.9 million for the nine months ended September 30, 2003 and 2002. Software maintenance service revenues did not increase proportionately with license revenues due to a reduction in users at one client that occurred in 2003 offset by sales of perpetual licenses in 2003. The full impact on software maintenance service revenues of perpetual license sales that occurred in 2003 will not be recognized until the following year. Annual licenses do not contain a separate maintenance component.

Total cost of revenues increased 38.4% to $17.6 million for the nine months ended September 30, 2003 compared to $12.7 million for the nine months ended September 30, 2002. As a percentage of total net revenues, total cost of revenues decreased to 38.5% for the nine months ended September 30, 2003 from 43.4% for the nine months ended September 30, 2002.

The cost of licenses decreased 8.5% to $517,000, or 10.6% of license revenues, for the nine months ended September 30, 2003 from $565,000, or 32.8% of license revenues, for the nine months ended September 30, 2002. The decrease in the cost of licenses, both in absolute terms and as a percentage of license revenues, was primarily due to a decrease in ASP hosting fees associated with a change in ASP hosting providers at the beginning of 2003. Additionally, the cost of licenses as a percentage of license revenues decreased due to the increase in revenue from perpetual licenses that have very little incremental cost of sales.

The cost of services increased 40.6% to $17.1 million for the nine months ended September 30, 2003 from $12.2 million for the nine months ended September 30, 2002. As a percentage of service revenues, the cost of services decreased to 41.8% for the nine months ended September 30, 2003 from 44.0% for the nine months ended September 30, 2002.

The cost of Cardiac Safety services increased 42.0% to $14.2 million for the nine months ended September 30, 2003 compared to $10.0 million for the nine months ended September 30, 2002. The increase in the cost of Cardiac Safety services was primarily due to an increase in rental and depreciation costs associated with cardiac safety rental equipment, and increased labor, facilities and other costs associated with expanding capabilities to meet the growth in Cardiac Safety service revenues. We also began amortization of our internal use software costs during the third quarter of 2002. Additional internal use software costs were capitalized throughout the remainder of 2002 and through the first quarter of 2003. We began amortizing the additional capitalized costs in the second quarter of 2003. Amortization expense related to internal use software costs was $888,000 for the nine months ended September 30, 2003 and $168,000 for the nine months ended September 30, 2002.

As a percentage of Cardiac Safety service revenues, the cost of Cardiac Safety services decreased to 40.4% for the nine months ended September 30, 2003 from 43.3% for the nine months ended September 30, 2002. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was primarily due to the fact that some of the costs are fixed in nature.

The cost of technology consulting and training services increased 71.7% to $2.1 million for the nine months ended September 30, 2003 from $1.2 million for the nine months ended September 30, 2002. The increase in the cost of technology consulting and training services was due primarily to increased third party consulting and labor costs associated with the increase in technology consulting and training service revenues as well as increased bonuses due to improved performance in the nine months ended September 30, 2003 versus the nine months ended September 30, 2002.

The cost of technology consulting and training services as a percentage of technology consulting and training service revenues decreased to 75.4% for the nine months ended September 30, 2003 from 76.0% for the nine months ended September 30, 2002.

The cost of software maintenance services decreased 15.1% to $799,000, or 27.1% of software maintenance service revenues, for the nine months ended September 30, 2003, from $941,000, or 32.3% of software maintenance service revenues, for the nine months ended September 30, 2002. The decrease in the cost of software maintenance services, both in absolute terms and as a percentage of software maintenance service revenues, was due primarily to a reduction in labor, office rent, depreciation and other costs during the nine months ended September 30, 2003.

Selling and marketing expenses increased 13.1% to $5.6 million for the nine months ended September 30, 2003 from $5.0 million for the nine months ended September 30, 2002. The increase in selling and marketing expenses was primarily due to increases in commissions that resulted from the increase in commissionable revenue, bonuses and labor that were partially offset by planned reductions in advertising expenses.

As a percentage of total net revenues, selling and marketing expenses decreased to 12.3% for the nine months ended September 30, 2003 from 16.9% for the nine months ended September 30, 2002. The decrease in selling and marketing expenses as a percentage of total net revenues was primarily due to the increase in total net revenues partially offset by the increase in selling and marketing expenses. Many selling and marketing expenses are discretionary in nature and can be increased or decreased as deemed necessary by management and do not necessarily increase or decrease with changes in revenue.

General and administrative expenses increased 17.1% to $4.9 million for the nine months ended September 30, 2003 from $4.2 million for the nine months ended September 30, 2002. The increase in general and administrative expenses was due primarily to an increase in insurance, public relations, bonuses and payroll taxes related to stock option exercises.

As a percentage of total net revenues, general and administrative expenses decreased to 10.7% for the nine months ended September 30, 2003 from 14.2% for the nine months ended September 30, 2002. The decrease in general and administrative expenses as a percentage of total net revenues was primarily due to the fact that many of the general and administrative expenses are fixed in nature.

Research and development expenses increased 7.4% to $3.4 million for the nine months ended September 30, 2003 from $3.2 million for the nine months ended September 30, 2002. The increase in research and development expenses was due primarily to an increase in third-party consulting, labor costs and bonuses.

As a percentage of total net revenues, research and development expenses decreased to 7.4% for the nine months ended September 30, 2003 from 10.8% for the nine months ended September 30, 2002. The decrease in research and development expenses as a percentage of total net revenues was primarily due to the fact that many of the research and development expenses are fixed in nature.

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and short-term investments, net of interest expense related to capital lease obligations. We also recorded a net realized gain of $75,000 from the sale of our shares of our investment in Digital Angel Corporation (DAC) (formerly known as Medical Advisory Systems, Inc.) during the nine months ended September 30, 2002. Additionally, during the nine months ended September 30, 2002, a gain of $35,000 was recognized on the sale of the domestic clinical research operation (CRO) to SCP Communications, Inc. and $47,000 of interest income was recorded on the escrow accounts related to this sale. Other income, net, decreased 48.1% to $227,000 for the nine months ended September 30, 2003 compared to $437,000 for the nine months ended September 30, 2002. In addition to the gain on the sale of the DAC shares, the gain on sale of the domestic CRO and the interest income earned on the escrow accounts, all of which were realized during the nine months ended September 30, 2002, the decrease in other income, net was also due to lower interest rates during the nine months ended September 30, 2003.

Our effective tax rate was 32.0% and 37.3% for the nine months ended September 30, 2002 and 2003, respectively. The 2003 tax rate increased primarily due to new tax legislation that increased our 2003 income tax liability to New Jersey as well as our decision to provide deferred taxes for the repatriation of foreign earnings, which was made in the fourth quarter of 2002.

Liquidity and Capital Resources

At September 30, 2003, we had $28.5 million of cash and cash equivalents and $12.9 million invested in short-term investments. We generally place our investments in money market funds, municipal securities, bonds of government-sponsored agencies, certificates of deposit with maturities of less than one year, and A1P1 rated commercial bonds and paper.

For the nine months ended September 30, 2003, our operations provided cash of $16.4 million compared to $5.7 million for the nine months ended September 30, 2002. The change was primarily the result of improved operating income, increased deferred revenue, and stock option income tax benefits recognized during the nine months ended September 30, 2003. These changes were partially offset by an increase in accounts receivable during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

For the nine months ended September 30, 2003, our investing activities used cash of $8.3 million compared to $4.4 million used for the nine months ended September 30, 2002. The primary cause of the change is the net purchases of short-term investments which totaled $3.6 million for the nine months ended September 30, 2003 and $538,000 for the nine months ended September 30, 2002. Also, there were $720,000 of proceeds from the sales of marketable securities during the nine months ended September 30, 2002 and none during the nine months ended September 30, 2003. We capitalized $4.6 million of property and equipment in each of the nine months ended September 30, 2003 and September 30, 2002. Included in property and equipment is internal use software associated with the development of a new data and communications management services software product used in connection with our centralized core cardiac safety electrocardiographic services. We capitalize our internal use software costs in accordance with Statement of Position No. 98-1. We began amortizing $4.0 million of internal use software costs in August of 2002, which resulted in an additional amortization charge to the cost of Cardiac Safety services of approximately $84,000 per month. Additional internal use software costs of $1.1 million were capitalized throughout the remainder of 2002 and through the first quarter of 2003. We began amortizing the additional capitalized costs in the second quarter of 2003, which resulted in additional amortization charges of approximately $22,000 per month. We started a new internal use software project in the second quarter of 2003 for which we expect to capitalize costs through the fourth quarter of 2003.

We will begin capitalizing costs associated with an upgrade to the data and communications management services software product used in connection with our centralized core cardiac safety electrocardiographic services beginning in the fourth quarter of 2003 and continuing through approximately the first quarter of 2005. As this upgrade will replace many parts of the existing data and communications management services software product, we will accelerate the amortization of those parts to fully amortize the associated costs by the end of the first quarter of 2005 which will result in an increase in depreciation expense of approximately $76,000 per month beginning in the fourth quarter of 2003.

For the nine months ended September 30, 2003, our financing activities provided cash of $2.7 million compared to $870,000 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we received $3.2 million in cash from the exercise of stock options at exercise prices per option of between $1.25 and $6.76.

We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. At September 30, 2003, we had no outstanding borrowings under the line.

We expect that existing cash and cash equivalents, short-term investments, cash flows from operations and available borrowings under our line of credit will be sufficient to meet our foreseeable cash needs for at least the next year. However, there may be acquisition and other growth opportunities that require additional external financing and we may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that any such acquisitions will occur or that such financings will be available or available on terms acceptable to us.

Inflation

We believe the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our primary financial market risks include fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the nine months ended September 30, 2003 would have decreased by less than $260,000. This estimate assumes that the decrease occurred on the first day of 2003 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Foreign Currency Risk

We operate on a global basis from locations in the United States and the United Kingdom. All international net revenues are billed and expenses incurred in either U.S. dollars or British pound sterling. As such, we face exposure to adverse movements in the exchange rate of the British pound sterling. As the currency rate changes, translation of the income statement of our UK subsidiary from the local currency to U.S. dollars affects year-to-year comparability of operating results. We do not hedge translation risks because any cash flows from UK operations are generally reinvested in the UK. Management estimates that a 10% change in the exchange rate of the British pound sterling would have impacted the reported operating income for the nine months ended September 30, 2003 by less than $400,000.

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

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

          a.) Exhibits

               10.25 Amendment to the Sublease Agreement between the Company and 17th Ludlow Property, L.L.C.

               10.30  Promissory Note to Wachovia Bank, National Association

               10.31  Loan Agreement with Wachovia Bank, National Association

                31.1  Certification of Chief Executive Officer

                31.2  Certification of Chief Financial Officer

                32.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

                32.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

          b.) Reports on Form 8-K

               On July 23, 2003, we filed a report on Form 8-K disclosing a press release we issued on July 23, 2003, reporting our results of operations for the quarter ended June 30, 2003 and providing financial guidance for the third quarter and fiscal 2003 and fiscal 2004.

                                   Signatures


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 eResearchTechnology, Inc.
                                 (Registrant)


Date:  November 7, 2003           By: Joseph A. Esposito
                                      -----------------------
                                  Joseph A. Esposito
                                  President and Chief Executive Officer,
                                          Director (Principal executive officer)



Date:  November 7, 2003           By: Bruce Johnson
                                      -----------------------
                                  Bruce Johnson
                                  Senior Vice President and Chief Financial
                                          Officer  (Principal financial and
                                          accounting officer)

                                  EXHIBIT INDEX

Exhibit No.           Exhibit
-----------           -------
10.25                 Amendment to the Sublease Agreement between the Company
                      and 17th Ludlow Property, L.L.C.

10.30                 Promissory Note to Wachovia Bank, National Association

10.31                 Loan Agreement with Wachovia Bank, National Association

31.1                  Certification of Chief Executive Officer

31.2                  Certification of Chief Financial Officer

32.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code