Form 10-Q
period 2004-03-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2004-05-05
CIK 1026650

Back to Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

OR

       TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitional period from              to

Commission file number 0-29100

eResearchTechnology, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	22-3264604
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

30 South 17th Street Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

215-972-0420

(Registrant’s telephone number, including area code)

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

  Yes        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2004, was 34,300,875.

Back to Index

eResearchTechnology, Inc. and Subsidiaries

Back to Index

Part 1. Financial Information
Item 1. Consolidated Financial Statements

eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2003	March 31, 2004

		(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$38,364	$41,192
Short-term investments	13,558	20,862
Accounts receivable, net	13,947	18,182
Prepaid expenses and other	2,219	3,203
Deferred income taxes	277	277

Total current assets	68,365	83,716

Property and equipment, net	16,416	18,519
Goodwill	1,212	1,212
Investments in non-marketable securities	509	509
Other assets	168	175
Deferred income taxes	5,308	4,315

Total assets	$91,978	$108,446

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$3,513	$3,507
Accrued expenses	4,446	3,780
Income taxes payable	1,584	1,590
Current portion of capital lease obligations	644	590
Deferred revenues	12,401	17,784

Total current liabilities	22,588	27,251

Capital lease obligations, excluding current portion	131	25

Commitments and contingencies

Stockholders’ Equity:
Preferred stock - $10.00 par value, 500,000 shares authorized,
none issued and outstanding	—	—
Common stock - $.01 par value, 50,000,000 shares authorized,
36,490,609 and 36,874,888 shares issued, respectively	365	369
Additional paid-in capital	54,420	58,930
Accumulated other comprehensive income	1,038	1,167
Retained earnings	16,826	24,094
Treasury stock, 2,708,346 shares at cost	(3,390)	(3,390)

Total stockholders’ equity	69,259	81,170

Total liabilities and stockholders' equity	$91,978	$108,446

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2003	2004

Net revenues:
Licenses	$1,189	$2,453
Services	12,394	23,639

Total net revenues	13,583	26,092

Costs of revenues:
Cost of licenses	144	122
Cost of services	5,187	8,348

Total costs of revenues	5,331	8,470

Gross margin	8,252	17,622

Operating expenses:
Selling and marketing	1,823	2,453
General and administrative	1,509	2,150
Research and development	1,064	973

Total operating expenses	4,396	5,576

Operating income	3,856	12,046
Other income, net	56	108

Income before income taxes	3,912	12,154
Income tax provision	1,457	4,886

Net income	$2,455	$7,268

Basic net income per share	$0.08	$0.21

Diluted net income per share	$0.07	$0.20

Shares used to calculate basic net income per share	32,202	33,955

Shares used to calculate diluted net income per share	34,998	36,937

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2003	2004

Operating activities:
Net income	$2,455	$7,268
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,097	2,006
Provision for uncollectible accounts	—	39
Stock option income tax benefits	1,475	3,647
Changes in operating assets and liabilities:
Accounts receivable	(2,156)	(4,188)
Prepaid expenses and other	(151)	(995)
Accounts payable	(416)	(14)
Accrued expenses	(545)	(669)
Income taxes	(381)	960
Deferred revenues	(248)	5,349

Net cash provided by operating activities	1,130	13,403

Investing activities:
Purchases of property and equipment	(1,677)	(4,035)
Purchases of short-term investments	(1,800)	(10,900)
Proceeds from sales of short-term investments	292	3,596

Net cash used in investing activities	(3,185)	(11,339)

Financing activities:
Repayment of capital lease obligations	(145)	(161)
Proceeds from exercise of stock options	1,720	867

Net cash provided by financing activities	1,575	706

Effect of exchange rate changes on cash	(87)	58

Net increase (decrease) in cash and cash equivalents	(567)	2,828
Cash and cash equivalents, beginning of period	17,443	38,364

Cash and cash equivalents, end of period	$16,876	$41,192

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the "Company") and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission and in this Form 10-Q.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Management's Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment. Pursuant to Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. These costs are included in property and equipment. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project.

Amortization of capitalized software development costs is charged to cost of revenues. Amortization of capitalized software development costs was $252,000 and $581,000 for the three months ended March 31, 2003 and 2004, respectively. For the three months ended March 31, 2003 and 2004, the Company capitalized $364,000 and $452,000, respectively, of software development costs related to labor and consulting, and $3,000 and $1,139,000, respectively, of software development costs related to direct costs of materials. All research and development costs have been expensed as incurred.

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” when events or circumstances so indicate, the Company assesses the potential impairment of its long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At March 31, 2004, no impairment was indicated.

Stock-Based Compensation. In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” was issued. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 related to the disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and as such have been incorporated below.

Back to Index

SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures in accordance with the provisions of SFAS Nos. 123 and 148. Under APB Opinion No. 25, the Company has not recorded any stock-based employee compensation cost associated with the Company’s stock option plans, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2004

Net income, as reported	$2,455	$7,268
Deduct: Net stock-based employee compensation expense
determined under fair value based method, net of related
tax effects	(212)	(705)

Pro forma net income	$2,243	$6,563

Earnings per share:
Basic - as reported	$0.08	$0.21
Basic - pro forma	$0.07	$0.19

Diluted - as reported	$0.07	$0.20
Diluted - pro forma	$0.06	$0.18

Pro forma net income reflects only options granted through March 31, 2004 and, therefore, may not be representative of the effect for future periods.

Stock Splits. On May 29, 2003, the Company effected a 2-for-1 split of its common stock and on November 26, 2003, the Company effected a 3-for-2 split of its common stock. All share and per share data have been restated to reflect these splits of the Company’s common stock as if the stock splits had occurred as of December 31, 2002.

Note 3. Investment Impairment Charge – Non-Marketable Securities

At March 31, 2004, investments in non-marketable securities consist of an investment in Essential Group, Inc. (formerly AmericasDoctor, Inc.), which is accounted for under the cost method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” During 2001, in accordance with APB Opinion No. 18, management determined that a decrease in value of the investment occurred which was deemed to be other than temporary, and as a result wrote down the cost basis of the investment from $2,300,000 to $509,000. For the three months ended March 31, 2003 and 2004, no investment impairment charge was recorded.

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

Back to Index

Note 4. Net Income per Common Share

The Company follows SFAS No. 128, “Earnings per Share.” This statement requires the presentation of basic and diluted earnings per share. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

Three Months Ended March 31,
			Per
	Net		Share
2003	Income	Shares	Amount

Basic net income	$2,455	32,202	$0.08
Effect of dilutive shares	—	2,796	(0.01)

Diluted net income	$2,455	34,998	$0.07

2004

Basic net income	$7,268	33,955	$0.21
Effect of dilutive shares	—	2,982	(0.01)

Diluted net income	$7,268	36,937	$0.20

Options to purchase 4,309,536 shares of common stock were outstanding at March 31, 2003 and were included in the computation of diluted net income per share for the three months ended March 31, 2003.

Options to purchase 4,321,214 shares of common stock were included in the computation of diluted net income per share for the three months ended March 31, 2004. Options to purchase 399,200 shares of common stock were outstanding at March 31, 2004 but were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the Company’s common stock during the period.

Note 5. Comprehensive Income

The Company follows SFAS No. 130, “Reporting Comprehensive Income.” The Company’s comprehensive income includes net income and unrealized gains and losses from foreign currency translation as follows (in thousands):

	Three Months Ended March 31,

	2003	2004

Net income	$2,455	$7,268
Other comprehensive income:
Currency translation adjustment	(100)	129

Comprehensive income	$2,355	$7,397

Back to Index

Note 6. Recent Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The requirements for variable interest entities after January 31, 2003 were adopted on February 1, 2003. The Company’s current results of operations and financial position have not been affected. In December 2003, a modification of FIN 46 was issued (FIN 46R) which delayed the effective date until no later than fiscal periods ending after March 15, 2004 and provided additional technical clarifications to implementation issues. The Company currently does not have any variable interest entities as defined in FIN 46R. The adoption of this statement did not have any impact on the Company’s consolidated financial statements.

In May 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have any impact on the Company’s consolidated financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

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

Back to Index

Geographic information is as follows (in thousands):

	Three Months Ended March 31, 2003

	North
	America	Europe	Total

License revenues	$1,087	$102	$1,189
Service revenues	10,180	2,214	12,394

Net revenues from external customers	$11,267	$2,316	$13,583

Income from operations	$3,203	$653	$3,856
Long-lived assets	$13,074	$1,266	$14,340
Identifiable assets	$51,168	$6,229	$57,397

	Three Months Ended March 31, 2004

	North
	America	Europe	Total

License revenues	$2,295	$158	$2,453
Service revenues	20,092	3,547	23,639

Net revenues from external customers	$22,387	$3,705	$26,092

Income from operations	$11,270	$776	$12,046
Long-lived assets	$15,720	$4,010	$19,730
Identifiable assets	$99,763	$8,683	$108,446

Note 8. Subsequent Events

On April 21, 2004, the Company announced that its Board of Directors approved a 3-for-2 split of its common stock. The shares will be distributed on May 27, 2004, to stockholders of record on May 6, 2004. In addition, the Company also announced on April 21, 2004 that its Board of Directors authorized a common stock buyback program of up to 500,000 shares, after taking into account shares that will be issued for the 3-for-2 split.

Back to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion and analysis should be read in conjunction with our financial statements and the related notes to the consolidated financial statements appearing elsewhere in this report. The following includes a number of forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to future events and financial performance. We use words such as anticipate, believe, expect, intend, and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to risks and uncertainties such as competitive factors, technology development, market demand and our ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects, and internal issues of the sponsoring client. These and other risk factors have been further discussed in our Report on Form 10-K for the year ended December 31, 2003. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further information on potential factors that could affect our financial results can be found throughout this Form 10-Q and our other reports filed with the Securities and Exchange Commission.

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

We were founded in 1977 to provide Cardiac Safety services to evaluate the safety of new drugs. In February 1997, we completed an initial public offering of our common stock. In October 1997, we acquired the assets and business of a provider of clinical data management technology and consulting services to the pharmaceutical, biotechnology and medical device industries. Starting in 2000, we concentrated our products and services offerings on providing premier Cardiac Safety and Clinical Data Management services.

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection and interpretation and new drug, biologic and device application submission. We offer Cardiac Safety services, which are utilized by clinical trial sponsors and clinical research organizations during their conduct of clinical trials. Our services include comprehensive Thorough Phase I ECG studies and the Digital ECG Franchise program, which offers a unique approach designed to address the growing capacity demands for eRT's ECG services through partnerships with sponsors that desire dedicated resources within eRT to address specific levels of cardiac safety monitoring transactions. Additionally, we offer the licensing and/or hosting of our proprietary Clinical Data Management software products and the provision of maintenance and consulting services in support of our proprietary Clinical Data Management software products. We offer the following products and services on a global basis:

EXPeRTTM. EXPeRT Cardiac Safety services provide intelligent, workflow enabled cardiac safety data collection, interpretation and distribution of electrocardiographic (ECG) data and images as well as analysis and physician electrocardiographer interpretation of ECGs performed on research subjects in connection with our clients' clinical trials.

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

eResCom™. eResearch Community™ (eResCom) is a central command and control portal that provides real-time information related to monitoring clinical trial activities, data quality and safety.

Back to Index

Project Assurance/ Implementation Assurance. We provide a full spectrum of consulting services for all of our products that augment the study management and implementation efforts of clients in support of their clinical research requirements.

Our license revenues consist of license fees for perpetual license sales and monthly and annual license sales. Our service revenues consist of Cardiac Safety services, technology consulting and training services and software maintenance services.

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

For arrangements with multiple deliverables where the fair value of each element is known, the revenue is allocated to each component based on the relative fair values of each element. For arrangements with multiple deliverables where the fair value of the undelivered element(s) is known but the fair value of the delivered element is not known, revenue is allocated to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. Fair values for undelivered elements are based primarily upon stated renewal rates for future products or services.

Cost of licenses consists primarily of application service provider (ASP) fees for those clients that choose hosting, the cost of producing compact disks and related documentation and royalties paid to third parties in connection with their contributions to our product development. Cost of services includes the cost of Cardiac Safety services and the cost of technology consulting, training and maintenance services. Cost of Cardiac Safety services consists primarily of direct costs related to our centralized Cardiac Safety services and includes wages, cardiac safety equipment rent and related supplies, depreciation, shipping expenses and other direct operating costs. Cost of technology consulting, training and maintenance services consists primarily of wages, fees paid to outside consultants and other direct operating costs related to our consulting and client support functions. Selling and marketing expenses consist primarily of wages and commissions paid to sales personnel, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of wages and direct costs for our finance, administrative, corporate information technology and executive management functions, in addition to professional service fees and corporate insurance. Research and development expenses consist primarily of wages paid to our product development staff, costs paid to outside consultants and direct costs associated with the development of our technology products.

We conduct our operations through offices in the United States and the United Kingdom (UK). Our international net revenues represented approximately 17% and 14% of total net revenues for the three months ended March 31, 2003 and 2004, respectively.

Back to Index

Results of Operations

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended March 31,

	2003	2004

Net revenues:
Licenses	8.8%	9.4%
Services	91.2%	90.6%

Total net revenues	100.0%	100.0%

Costs of revenues:
Cost of licenses	1.0%	0.5%
Cost of services	38.2%	32.0%

Total costs of revenues	39.2%	32.5%

Gross margin	60.8%	67.5%

Operating expenses:
Selling and marketing	13.4%	9.4%
General and administrative	11.1%	8.2%
Research and development	7.9%	3.7%

Total operating expenses	32.4%	21.3%

Operating income	28.4%	46.2%
Other income, net	0.4%	0.4%

Income before income taxes	28.8%	46.6%
Income tax provision	10.7%	18.7%

Net income	18.1%	27.9%

Back to Index

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

The following table presents statements of operations with product line detail (in thousands):

	Three Months Ended March 31,

	2003	2004	Increase (Decrease)

Licenses:
Net revenues	$1,189	$2,453	$1,264	106.3%
Costs of revenues	144	122	(22)	(15.3%)

Gross margin	$1,045	$2,331	$1,286	123.1%

Services:
Cardiac Safety
Net revenues	$10,536	$21,650	$11,114	105.5%
Costs of revenues	4,323	7,297	2,974	68.8%

Gross margin	$6,213	$14,353	$8,140	131.0%

Technology consulting and training
Net revenues	$852	$845	$(7)	(0.8%)
Costs of revenues	604	759	155	25.7%

Gross margin	$248	$86	$(162)	(65.3%)

Software maintenance
Net revenues	$1,006	$1,144	$138	13.7%
Costs of revenues	260	292	32	12.3%

Gross margin	$746	$852	$106	14.2%

Total services
Net revenues	$12,394	$23,639	$11,245	90.7%
Costs of revenues	5,187	8,348	3,161	60.9%

Gross margin	$7,207	$15,291	$8,084	112.2%

Total:
Net revenues	$13,583	$26,092	$12,509	92.1%
Costs of revenues	5,331	8,470	3,139	58.9%

Gross margin	8,252	17,622	9,370	113.5%

Operating expenses:
Selling and marketing	1,823	2,453	630	34.6%
General and administrative	1,509	2,150	641	42.5%
Research and development	1,064	973	(91)	(8.6%)

Total operating expenses	4,396	5,576	1,180	26.8%

Operating income	3,856	12,046	8,190	212.4%
Other income, net	56	108	52	92.9%

Income before income taxes	3,912	12,154	8,242	210.7%
Income tax provision	1,457	4,886	3,429	235.3%

Net income	$2,455	$7,268	$4,813	196.0%

Back to Index

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended March 31,
			Increase
	2003	2004	(Decrease)

Cost of licenses	12.1%	5.0%	(7.1%)
Cost of services:
Cardiac Safety	41.0%	33.7%	(7.3%)
Technology consulting and training	70.9%	89.8%	18.9%
Software maintenance	25.8%	25.5%	(0.3%)
Total cost of services	41.9%	35.3%	(6.6%)
Total costs of revenues	39.2%	32.5%	(6.7%)

Operating expenses:
Selling and marketing	13.4%	9.4%	(4.0%)
General and administrative	11.1%	8.2%	(2.9%)
Research and development	7.9%	3.7%	(4.2%)

License revenues includes the sale of two perpetual licenses in each of the three months ended March 31, 2004 and 2003. Each of the perpetual licenses sold in 2004 generated license revenue in excess of the perpetual licenses sold in 2003, which resulted in an increase in license revenues of $897,000. Additionally, there was an increase of $367,000 in revenues for the three months ended March 31, 2004 versus the three months ended March 31, 2003 for software licensed on a monthly and annual basis with new clients.

The increase in Cardiac Safety service revenues was primarily due to increased sales volume with both new and existing clients, including an increase in transactions performed and revenue from the rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures. Additionally, the average revenue per transaction has increased with a continuation of the shift to digital ECG processing and the implementation of project assurance fees. The increase in sales volume and revenue from the rental of cardiac safety equipment in the first quarter of 2004 was partially attributed to an increase in comprehensive Thorough Phase I studies which typically included a large number of ECGs performed over a one to three month period. Thorough Phase I studies are typically large volume and of short duration. As a result, revenues resulting from Thorough Phase I studies are more difficult to predict.

The increase in software maintenance service revenues was primarily due to maintenance revenues earned in the quarter for the new perpetual licenses.

The decrease in the cost of licenses, both in absolute terms and as a percentage of license revenues, was primarily due to a decrease in ASP hosting fees associated with planned cost reductions executed at the end of 2003. Additionally, the cost of licenses as a percentage of license revenues decreased due to the increase in revenue from perpetual licenses that have very little incremental cost of sales.

The increase in the cost of Cardiac Safety services was primarily due to an increase in labor, rental and depreciation costs associated with cardiac safety rental equipment, and increased facilities and other costs associated with expanding capabilities to meet the growth in Cardiac Safety service revenues. Additionally, amortization expense related to internal use software costs was $581,000 for the three months ended March 31, 2004 compared with $252,000 for the three months ended March 31, 2003. See “Liquidity and Capital Resources” for additional information related to internal use software. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was primarily due to the fact that some of the costs do not necessarily increase or decrease with changes in revenue.

The increase in the cost of technology consulting and training services, both in absolute terms and as a percentage of technology consulting and training service revenues, was due primarily to increased labor and third party consulting costs as well as increased incentive compensation due to improved Company performance in the three months ended March 31, 2004 versus the three months ended March 31, 2003.

Back to Index

The increase in the cost of software maintenance services was due primarily to increased labor costs due to salary and benefit cost increases.

The increase in selling and marketing expenses was primarily due to increases in commissions that resulted from the increase in commissionable revenue, labor costs and incentive compensation due to improved performance. The decrease in selling and marketing expenses as a percentage of total net revenues was primarily due to the fact that selling and marketing expenses are discretionary in nature and can be increased or decreased as deemed necessary by management and do not necessarily increase or decrease with changes in revenue.

The increase in general and administrative expenses was due primarily to an increase in incentive compensation as a result of improved performance, legal fees, non-income based taxes and depreciation. These increases were partially offset by a planned reduction in public relation expenses. The decrease in general and administrative expenses as a percentage of total net revenues was primarily due to the fact that many of the general and administrative expenses are fixed in nature.

The decrease in research and development expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to a reduction in labor costs resulting from a decrease in allocated administrative costs and the capitalization of expenses related to internal use software development. Additionally, research and development expenses as a percentage of net revenues decreased due to the fact that many of the research and development expenses do not necessarily increase or decrease with changes in revenue.

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and short-term investments, net of interest expense related to capital lease obligations. The primary reason for the increase in 2004 was higher balances of cash, cash equivalents and short-term investments in 2004 and a decrease in interest expense in 2004 related to capital leases.

Our effective tax rate was 37.3% and 40.2% for the three months ended March 31, 2003 and 2004, respectively. The 2004 tax rate increased primarily due to increased income before taxes with relatively static offsets such as tax credits for research and development. As income increased, the impact of these tax offsets has decreased as a percentage of income before income taxes, and as a result, the effective tax rate increased.

Liquidity and Capital Resources

At March 31, 2004, we had $41.2 million of cash and cash equivalents and $20.9 million invested in short-term investments. We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies and A1P1 rated commercial bonds and paper.

For the three months ended March 31, 2004, our operations provided cash of $13.4 million compared to $1.1 million for the three months ended March 31, 2003. The change was primarily the result of improved income before depreciation and amortization and increased deferred revenues during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This change was partially offset by an increase in accounts receivable.

For the three months ended March 31, 2004, our investing activities used cash of $11.3 million compared to $3.2 million used for the three months ended March 31, 2003. The primary cause of the change is the net purchases of short-term investments, which totaled $7.3 million for the three months ended March 31, 2004 compared to $1.5 million for the three months ended March 31, 2003. We capitalized $4.0 million of property and equipment during the three months ended March 31, 2004, compared to $1.7 million during the three months ended March 31, 2003. The increase was primarily the result of increased purchases of cardiac safety rental equipment and related computer equipment during the three months ended March 31, 2004. This equipment was used to support the increased Cardiac Safety activity and contributed significantly to the increase in revenues during the three months ended March 31, 2004.

Back to Index

Included in property and equipment is internal use software associated with the development of a data and communications management services software product (EXPeRT) used in connection with our centralized core cardiac safety electrocardiographic services. We capitalize certain internal use software costs in accordance with Statement of Position No. 98-1. The amortization is charged to the cost of Cardiac Safety services beginning at the time the software is ready for its intended use. The initial development costs of EXPeRT primarily included the basic functionality required for this product. Additional development costs of EXPeRT included new functionalities and enhancements. We started a new internal use software project for a machine generated Interval Duration Measurements (IDM) software product in the second quarter of 2003. We also began capitalizing costs associated with an upgrade to EXPeRT beginning in the fourth quarter of 2003. We expect to continue capitalizing costs associated with the upgrade to EXPeRT through approximately the first quarter of 2005. We expect to begin amortizing these costs during 2005. As this upgrade will replace many parts of the existing EXPeRT product, we accelerated the amortization of related labor and consulting costs to fully amortize the associated costs by the end of the first quarter of 2005, which increased monthly amortization expense by $76,000 beginning in the fourth quarter of 2003.

The following table presents the internal use software costs and related amortization as of March 31, 2004 (in thousands):

			Related	Total
	Amortization	Labor and	Direct Costs	Capitalized	Monthly	Accumulated
	Start Date	Consulting	of Materials	Costs	Amortization	Amortization

EXPeRT
Initial costs	August 2002	$2,618	$1,413	$4,031	$132	$1,970
Additional costs	April 2003	1,003	50	1,053	50	430

Machine generated IDM software product	February 2004	449	361	810	17	34

Upgrade to EXPeRT	April 2005 (Estimated)	885	1,139	2,024	—	—

Total		$4,955	$2,963	$7,918	$199	$2,434

For the three months ended March 31, 2004, our financing activities provided cash of $706,000 compared to $1.6 million for the three months ended March 31, 2003. The change was primarily the result of decreased net proceeds received from the exercise of stock options during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. During the three months ended March 31, 2004, we received $867,000 in cash from the exercise of stock options versus $1.7 million during the three months ended March 31, 2003.

We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. At March 31, 2004, we had no outstanding borrowings under the line.

We expect that existing cash and cash equivalents, short-term investments, cash flows from operations and available borrowings under our line of credit will be sufficient to meet our foreseeable cash needs for at least the next year. However, there may be acquisition and other growth opportunities that require additional external financing and we may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that any such acquisitions will occur or that such financings will be available or available on terms acceptable to us. We announced on April 21, 2004 that our Board of Directors authorized a common stock buyback program of up to 500,000 shares, after taking into account shares that will be issued for the 3-for-2 split.

Inflation

We believe the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary financial market risks include fluctuations in interest rates and currency exchange rates.

Back to Index

Interest Rate Risk

We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments, including our cash and cash equivalents, decreased by 100 basis points, our interest income for the three months ended March 31, 2004 would have decreased by less than $150,000. This estimate assumes that the decrease occurred on the first day of 2004 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See “Liquidity and Capital Resources" within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Foreign Currency Risk

We operate on a global basis from locations in the United States and the United Kingdom. All international net revenues are billed and expenses incurred in either U.S. dollars or pounds sterling. As such, we face exposure to adverse movements in the exchange rate of the pound sterling. As the currency rate changes, translation of the statement of operations of our UK subsidiary from the local currency to U.S. dollars affects year-to-year comparability of operating results. We do not hedge translation risks.

Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the three months ended March 31, 2004 by less than $80,000.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of March 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our Company (including our consolidated subsidiaries) in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

Part II. Other Information

Item 5. Other Information

On April 21, 2004, we announced that our Board of Directors approved a 3-for-2 split of our common stock. The shares will be distributed on May 27, 2004, to stockholders of record on May 6, 2004. In addition, we also announced on April 21, 2004 that our Board of Directors authorized a common stock buyback program of up to 500,000 shares, after taking into account shares that will be issued for the 3-for-2 split.

Item 6. Exhibits and Reports on Form 8-K

a.)	Exhibits

	10.26	Amendment to the Sublease Agreement between the Company and 17th Ludlow Property, L.L.C.

	10.30	Promissory Note to Wachovia Bank, National Association

	10.31	Loan Agreement with Wachovia Bank, National Association

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

	32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

	32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

b.)	Reports on Form 8-K

On February 3, 2004, we furnished a report on Form 8-K disclosing a press release we issued on February 3, 2004, reporting our results of operations for the quarter and twelve months ended December 31, 2003 and provided financial guidance for fiscal 2004.

Back to Index

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc.
(Registrant)

Date:	May 5, 2004	By:	Joseph A. Esposito

Joseph A. Esposito
President and Chief Executive Officer,
Director (Principal executive officer)

Date:	May 5, 2004	By:	Bruce Johnson

Bruce Johnson
Senior Vice President and Chief Financial
Officer (Principal financial and accounting officer)

Back to Index

EXHIBIT INDEX

Exhibit No.	Exhibit

10.26	Amendment to the Sublease Agreement between the Company and 17th Ludlow Property, L.L.C.

10.30	Promissory Note to Wachovia Bank, National Association

10.31	Loan Agreement with Wachovia Bank, National Association

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code