Form 10-Q
period 2004-06-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2004-08-05
CIK 1026650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2004.

or

Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transitional period from __________________ to __________________

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

The number of shares of Common Stock, $.01 par value, outstanding as of July 30, 2004, was 52,100,988.

Back to Contents

eResearchTechnology, Inc. and Subsidiaries

Back to Contents

Part 1. Financial Information
Item 1. Consolidated Financial Statements

eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2003	June 30, 2004

		(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$38,364	$55,772
Short-term investments	13,558	21,387
Accounts receivable, net	13,947	17,632
Prepaid expenses and other	2,219	3,662
Deferred income taxes	277	277

Total current assets	68,365	98,730

Property and equipment, net	16,416	19,617
Goodwill	1,212	1,212
Investments in non-marketable securities	509	509
Other assets	168	302
Deferred income taxes	5,308	4,920

Total assets	$91,978	$125,290

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$3,513	$3,797
Accrued expenses	4,446	4,101
Income taxes payable	1,584	147
Current portion of capital lease obligations	644	452
Deferred revenues	12,401	19,431

Total current liabilities	22,588	27,928

Capital lease obligations, excluding current portion	131	—

Commitments and contingencies

Stockholders’ Equity:
Preferred stock – $10.00 par value, 500,000 shares authorized,
none issued and outstanding	—	—
Common stock – $.01 par value, 175,000,000 shares authorized,
54,735,914 and 56,078,139 shares issued, respectively	547	561
Additional paid-in capital	54,238	66,856
Accumulated other comprehensive income	1,038	1,109
Retained earnings	16,826	32,226
Treasury stock, 4,062,519 shares at cost	(3,390)	(3,390)

Total stockholders’ equity	69,259	97,362

Total liabilities and stockholders' equity	$91,978	$125,290

The accompanying notes are an integral part of these statements.

Back to Contents

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

Net revenues:
Licenses	$1,154	$2,670	$2,343	$5,123
Services	13,622	25,494	26,016	49,133

Total net revenues	14,776	28,164	28,359	54,256

Costs of revenues:
Cost of licenses	188	231	332	353
Cost of services	5,630	8,663	10,817	17,011

Total costs of revenues	5,818	8,894	11,149	17,364

Gross margin	8,958	19,270	17,210	36,892

Operating expenses:
Selling and marketing	1,924	2,364	3,747	4,817
General and administrative	1,569	2,350	3,078	4,500
Research and development	1,140	1,042	2,204	2,015

Total operating expenses	4,633	5,756	9,029	11,332

Operating income	4,325	13,514	8,181	25,560
Other income, net	88	84	144	192

Income before income taxes	4,413	13,598	8,325	25,752
Income tax provision	1,644	5,466	3,101	10,352

Net income	$2,769	$8,132	$5,224	$15,400

Basic net income per share	$0.06	$0.16	$0.11	$0.30

Diluted net income per share	$0.05	$0.15	$0.10	$0.28

Shares used to calculate basic
net income per share	49,203	51,579	48,753	51,256

Shares used to calculate diluted
net income per share	53,666	55,571	53,082	55,488

The accompanying notes are an integral part of these statements.

Back to Contents

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2003	2004

Operating activities:
Net income	$5,224	$15,400
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,323	4,143
Provision for uncollectible accounts	—	84
Stock option income tax benefits	2,005	9,954
Changes in operating assets and liabilities:
Accounts receivable	(4,168)	(3,716)
Prepaid expenses and other	(272)	(1,577)
Accounts payable	171	290
Accrued expenses	(522)	(348)
Income taxes	484	(1,089)
Deferred revenues	532	7,010

Net cash provided by operating activities	5,777	30,151

Investing activities:
Purchases of property and equipment	(2,775)	(7,313)
Purchases of short-term investments	(3,825)	(17,552)
Proceeds from sales of short-term investments	3,539	9,723

Net cash used in investing activities	(3,061)	(15,142)

Financing activities:
Repayment of capital lease obligations	(293)	(324)
Proceeds from exercise of stock options	2,193	2,681

Net cash provided by financing activities	1,900	2,357

Effect of exchange rate changes on cash	131	42

Net increase in cash and cash equivalents	4,747	17,408
Cash and cash equivalents, beginning of period	17,443	38,364

Cash and cash equivalents, end of period	$22,190	$55,772

The accompanying notes are an integral part of these statements.

Back to Contents

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company”) and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission and in this Form 10-Q.

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

Amortization of capitalized software development costs is charged to cost of revenues.  Amortization of capitalized software development costs was $318,000 and $597,000 for the three months ended June 30, 2003 and 2004, respectively, and $570,000 and $1,178,000 for the six months ended June 30, 2003 and 2004, respectively. For the six months ended June 30, 2003 and 2004, the Company capitalized $433,000 and $1,039,000, respectively, of software development costs related to labor and consulting, and $3,000 and $1,139,000, respectively, of software development costs related to direct costs of materials.

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” when events or circumstances so indicate, the Company assesses the potential impairment of its long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At June 30, 2004, no impairment was indicated.

Research and Development Costs. All research and development costs have been expensed as incurred.

Stock-Based Compensation. In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” was issued. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 related to the disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and as such have been incorporated below.

Back to Contents

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

Net income, as reported	$2,769	$8,132	$5,224	$15,400
Deduct: Net stock-based employee compensation expense
determined under fair value based method, net of related
tax effects	(829)	(1,210)	(1,041)	(1,915)

Pro forma net income	$1,940	$6,922	$4,183	$13,485

Earnings per share:
Basic – as reported	$0.06	$0.16	$0.11	$0.30
Basic – pro forma	$0.04	$0.13	$0.09	$0.26

Diluted – as reported	$0.05	$0.15	$0.10	$0.28
Diluted – pro forma	$0.04	$0.12	$0.08	$0.24

Pro forma net income reflects only options granted through June 30, 2004 and, therefore, may not be representative of the effect for future periods.

Stock Splits. On May 27, 2004, the Company effected a 3-for-2 split of its common stock. On May 29, 2003, the Company effected a 2-for-1 split of its common stock. On November 26, 2003, the Company effected a 3-for-2 split of its common stock. All share and per share data have been restated to reflect these splits of the Company’s common stock as if the stock splits had occurred as of December 31, 2002.

Note 3. Investment Impairment Charge – Non-Marketable Securities

At June 30, 2004, investments in non-marketable securities consist of an investment in Essential Group, Inc. (formerly AmericasDoctor, Inc.), which is accounted for under the cost method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” During 2001, in accordance with APB Opinion No. 18, management determined that a decrease in value of the investment occurred which was deemed to be other than temporary, and as a result the cost basis of the investment was written down from $2,300,000 to $509,000. For the three and six months ended June 30, 2003 and 2004, no additional investment impairment charge was required.

The Company will continue to assess the fair value of this investment and whether or not any decline in fair value below the current cost basis is deemed to be other than temporary. If a decline in the fair value of this investment is judged to be other than temporary, the cost basis of this investment would be written down to fair value and the amount of the write-down would be included in the Company’s results.

Back to Contents

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

Three Months Ended June 30,

2003	Net Income	Shares	Per Share Amount

Basic net income	$2,769	49,203	$0.06
Effect of dilutive shares	—	4,463	(0.01)

Diluted net income	$2,769	53,666	$0.05

2004

Basic net income	$8,132	51,579	$0.16
Effect of dilutive shares	—	3,992	(0.01)

Diluted net income	$8,132	55,571	$0.15

Six Months Ended June 30,

2003	Net Income	Shares	Per Share Amount

Basic net income	$5,224	48,753	$0.11
Effect of dilutive shares	—	4,329	(0.01)

Diluted net income	$5,224	53,082	$0.10

2004

Basic net income	$15,400	51,256	$0.30
Effect of dilutive shares	—	4,232	(0.02)

Diluted net income	$15,400	55,488	$0.28

Options to purchase 7,675,041 shares of common stock were outstanding at June 30, 2003 and were included in the computation of diluted net income per share for the three and six months ended June 30, 2003.

Options to purchase 5,742,297 shares of common stock were outstanding at June 30, 2004 and were included in the computation of diluted net income per share for the three and six months ended June 30, 2004.

Back to Contents

Note 5. Comprehensive Income

The Company follows SFAS No. 130, “Reporting Comprehensive Income.” The Company’s comprehensive income includes net income and unrealized gains and losses from foreign currency translation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

Net income	$2,769	$8,132	$5,224	$15,400

Other comprehensive income (loss):
Currency translation adjustment	251	(58)	151	71

Comprehensive income	$3,020	$8,074	$5,375	$15,471

Note 6. Recent Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The requirements of FIN 46 for variable interest entities after January 31, 2003 were adopted on February 1, 2003. The adoption of FIN 46 did not have any impact on the Company’s consolidated financial statements. In December 2003, a modification of FIN 46 was issued (FIN 46R) which delayed the effective date until no later than fiscal periods ending after March 15, 2004 and provided additional technical clarifications to implementation issues. The Company currently does not have any variable interest entities as defined in FIN 46R. The adoption of FIN 46R did not have any impact on the Company’s consolidated financial statements.

Note 7. Operating Segments / Geographic Information

Since 2003, the Company has considered its operations to consist of one segment. The development of the one segment approach corresponds to the implementation of the Company’s refinement in strategic focus in late 2002, and represents management’s view of the Company’s operations.

The Company operates on a worldwide basis with two locations in the United States and one location in the United Kingdom, which are categorized below as North America and Europe, respectively. Revenues are allocated where the work is performed and not based upon the location of the client or the study.

Back to Contents

Geographic information is as follows:

	Three Months Ended June 30, 2003

	North America	Europe	Total

License revenues	$864	$290	$1,154
Service revenues	10,233	3,389	13,622

Net revenues from external customers	$11,097	$3,679	$14,776

Operating income	$2,676	$1,649	$4,325
Long-lived assets	$12,447	$1,842	$14,289
Identifiable assets	$54,926	$8,062	$62,988

	Three Months Ended June 30, 2004

	North America	Europe	Total

License revenues	$2,527	$143	$2,670
Service revenues	22,085	3,409	25,494

Net revenues from external customers	$24,612	$3,552	$28,164

Operating income	$12,885	$629	$13,514
Long-lived assets	$15,873	$4,956	$20,829
Identifiable assets	$116,419	$8,871	$125,290

	Six Months Ended June 30, 2003

	North America	Europe	Total

License revenues	$1,951	$392	$2,343
Service revenues	20,414	5,602	26,016

Net revenues from external customers	$22,365	$5,994	$28,359

Operating income	$5,880	$2,301	$8,181
Long-lived assets	$12,447	$1,842	$14,289
Identifiable assets	$54,926	$8,062	$62,988

	Six Months Ended June 30, 2004

	North America	Europe	Total

License revenues	$4,822	$301	$5,123
Service revenues	42,177	6,956	49,133

Net revenues from external customers	$46,999	$7,257	$54,256

Operating income	$24,155	$1,405	$25,560
Long-lived assets	$15,873	$4,956	$20,829
Identifiable assets	$116,419	$8,871	$125,290

Back to Contents

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

Overview

We provide technology and services that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic services (Cardiac Safety services or EXPeRT® eECG services) and a leading provider of technology and services that streamline the clinical trials process by enabling our clients to evolve from traditional, paper-based methods to electronic processing using our Clinical Data Management products and services.

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

EXPeRT®. EXPeRT® Cardiac Safety services provide intelligent, workflow enabled cardiac safety data collection, interpretation and distribution of electrocardiographic (ECG) data and images as well as analysis and physician electrocardiographer interpretation of ECGs performed on research subjects in connection with our clients' clinical trials.

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

Back to Contents

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

Our license revenues consist of license fees for perpetual licenses and monthly and annual licenses. Our service revenues consist of Cardiac Safety services, technology consulting and training services and software maintenance services.

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

For arrangements with multiple deliverables where the fair value of each element is known, the revenue is allocated to each component based on the relative fair values of each element. For arrangements with multiple deliverables where the fair value of the undelivered element(s) is known but the fair value of one or more of the delivered elements is not known, revenue is allocated to each component of the arrangement using the residual value method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining amount of the arrangement fee is attributed to the delivered element(s). Fair values for undelivered elements are based primarily upon stated renewal rates.

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

We conduct our operations through offices in the United States and the United Kingdom (UK). Our international net revenues represented approximately 21% and 13% of total net revenues for the six months ended June 30, 2003 and 2004, respectively.

Back to Contents

Results of Operations

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

Net revenues:
Licenses	7.8%	9.5%	8.3%	9.4%
Services	92.2%	90.5%	91.7%	90.6%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Costs of revenues:
Cost of licenses	1.3%	0.8%	1.2%	0.7%
Cost of services	38.1%	30.8%	38.1%	31.3%

Total costs of revenues	39.4%	31.6%	39.3%	32.0%

Gross margin	60.6%	68.4%	60.7%	68.0%

Operating expenses:
Selling and marketing	13.0%	8.4%	13.2%	8.9%
General and administrative	10.6%	8.3%	10.9%	8.3%
Research and development	7.7%	3.7%	7.8%	3.7%

Total operating expenses	31.3%	20.4%	31.9%	20.9%

Operating income	29.3%	48.0%	28.8%	47.1%
Other income, net	0.6%	0.3%	0.6%	0.4%

Income before income taxes	29.9%	48.3%	29.4%	47.5%
Income tax provision	11.2%	19.4%	11.0%	19.1%

Net income	18.7%	28.9%	18.4%	28.4%

Back to Contents

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003.

The following table presents statements of operations with product line detail (in thousands):

	Three Months Ended June 30,

	2003	2004	Increase (Decrease)

Licenses:
Net revenues	$1,154	$2,670	$1,516	131.4%
Costs of revenues	188	231	43	22.9%

Gross margin	$966	$2,439	$1,473	152.5%

Services:
Cardiac Safety
Net revenues	$11,735	$23,538	$11,803	100.6%
Costs of revenues	4,657	7,630	2,973	63.8%

Gross margin	$7,078	$15,908	$8,830	124.8%

Technology consulting and training
Net revenues	$911	$908	$(3)	(0.3%)
Costs of revenues	708	747	39	5.5%

Gross margin	$203	$161	$(42)	(20.7%)

Software maintenance
Net revenues	$976	$1,048	$72	7.4%
Costs of revenues	265	286	21	7.9%

Gross margin	$711	$762	$51	7.2%

Total services
Net revenues	$13,622	$25,494	$11,872	87.2%
Costs of revenues	5,630	8,663	3,033	53.9%

Gross margin	$7,992	$16,831	$8,839	110.6%

Total:
Net revenues	$14,776	$28,164	$13,388	90.6%
Costs of revenues	5,818	8,894	3,076	52.9%

Gross margin	8,958	19,270	10,312	115.1%

Operating expenses:
Selling and marketing	1,924	2,364	440	22.9%
General and administrative	1,569	2,350	781	49.8%
Research and development	1,140	1,042	(98)	(8.6%)

Total operating expenses	4,633	5,756	1,123	24.2%

Operating income	4,325	13,514	9,189	212.5%
Other income, net	88	84	(4)	(4.5%)

Income before income taxes	4,413	13,598	9,185	208.1%
Income tax provision	1,644	5,466	3,822	232.5%

Net income	$2,769	$8,132	$5,363	193.7%

Back to Contents

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended June 30,
			Increase (Decrease)
	2003	2004

Cost of licenses	16.3%	8.7%	(7.6%)
Cost of services:
Cardiac Safety	39.7%	32.4%	(7.3%)
Technology consulting and training	77.7%	82.3%	4.6%
Software maintenance	27.2%	27.3%	0.1%
Total cost of services	41.3%	34.0%	(7.3%)
Total costs of revenues	39.4%	31.6%	(7.8%)

Operating expenses:
Selling and marketing	13.0%	8.4%	(4.6%)
General and administrative	10.6%	8.3%	(2.3%)
Research and development	7.7%	3.7%	(4.0%)

License revenues include the sale of four perpetual licenses in the three months ended June 30, 2004 and three in the three months ended June 30, 2003. Two of the perpetual licenses sold in 2004 generated license revenues substantially in excess of any of the perpetual licenses sold in 2003, which resulted in an increase in license revenues of $1.2 million. Additionally, there was an increase of $294,000 in revenues for the three months ended June 30, 2004 versus the three months ended June 30, 2003 for software licensed on a monthly and annual basis with new clients.

The increase in Cardiac Safety service revenues was primarily due to increased volume of transactions performed with both new and existing clients, and increased revenue from the rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures. Additionally, the average revenue per transaction has increased with a continuation of the shift to digital ECG processing and the implementation of project assurance fees. The increase in sales volume and revenue from the rental of cardiac safety equipment in the second quarter of 2004 was partially attributed to an increase in comprehensive Thorough Phase I studies which typically include a large number of ECGs performed over a two to six month period. Thorough Phase I studies are typically large volume and of short duration. As a result, revenues resulting from Thorough Phase I studies are more difficult to predict.

The increase in software maintenance service revenues was primarily due to maintenance revenues earned in the quarter for the new perpetual licenses.

The increase in the cost of licenses was primarily due to a royalty paid to a third-party software developer related to the sale of one of the perpetual licenses. The cost of licenses as a percentage of license revenues decreased due to the increase in revenue from perpetual licenses that generally have little incremental cost of sales.

The increase in the cost of Cardiac Safety services was primarily due to an increase in labor, rental and depreciation costs and supplies associated with cardiac safety rental equipment, and increased facilities and other costs associated with expanding capabilities to meet the growth in Cardiac Safety service revenues. Additionally, amortization expense related to internal use software costs was $597,000 for the three months ended June 30, 2004 compared with $318,000 for the three months ended June 30, 2003. See “Liquidity and Capital Resources” for additional information related to internal use software. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was primarily due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

The increase in selling and marketing expenses was primarily due to increases in commissions that resulted from the increase in commissionable revenue and higher labor costs due to new hires. These increased costs were partially offset by the savings resulting from the users conference that was held in 2003, but not in 2004. The decrease in selling and marketing expenses as a percentage of total net revenues was primarily due to the fact that selling and marketing expenses are discretionary in nature and can be increased or decreased as deemed necessary by management and do not necessarily increase or decrease with changes in revenues.

Back to Contents

The increase in general and administrative expenses was due primarily to consultants assisting with internal control work required by the Sarbanes-Oxley Act, increased legal fees, higher labor costs due to new hires, non-income based taxes and depreciation. These increases were partially offset by a planned reduction in public relation expenses. The decrease in general and administrative expenses as a percentage of total net revenues was primarily due to the fact that many of the general and administrative expenses are fixed in nature.

The decrease in research and development expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to a reduction in labor costs resulting from a decrease in allocated administrative costs and the capitalization of expenses related to internal use software development. Additionally, research and development expenses as a percentage of net revenues decreased due to the fact that many of the research and development expenses do not necessarily increase or decrease with changes in revenues.

Our effective tax rate was 37.3% and 40.2% for the three months ended June 30, 2003 and 2004, respectively. The 2004 tax rate increased primarily due to increased income before taxes with relatively static offsets such as tax credits for research and development. As income increased, the impact of these tax offsets has decreased as a percentage of income before income taxes, and as a result, the effective tax rate has increased.

Back to Contents

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003.

The following table presents statements of operations with product line detail (in thousands):

	Six Months Ended June 30,

	2003	2004	Increase (Decrease)
Licenses:
Net revenues	$2,343	$5,123	$2,780	118.7%
Costs of revenues	332	353	21	6.3%

Gross margin	$2,011	$4,770	$2,759	137.2%

Services:
Cardiac Safety
Net revenues	$22,271	$45,188	$22,917	102.9%
Costs of revenues	8,980	14,927	5,947	66.2%

Gross margin	$13,291	$30,261	$16,970	127.7%

Technology consulting and training
Net revenues	$1,763	$1,753	$(10)	(0.6%)
Costs of revenues	1,312	1,506	194	14.8%

Gross margin	$451	$247	$(204)	(45.2%)

Software maintenance
Net revenues	$1,982	$2,192	$210	10.6%
Costs of revenues	525	578	53	10.1%

Gross margin	$1,457	$1,614	$157	10.8%

Total services
Net revenues	$26,016	$49,133	$23,117	88.9%
Costs of revenues	10,817	17,011	6,194	57.3%

Gross margin	$15,199	$32,122	$16,923	111.3%

Total
Net revenues	$28,359	$54,256	$25,897	91.3%
Costs of revenues	11,149	17,364	6,215	55.7%

Gross margin	17,210	36,892	19,682	114.4%

Operating expenses:
Selling and marketing	3,747	4,817	1,070	28.6%
General and administrative	3,078	4,500	1,422	46.2%
Research and development	2,204	2,015	(189)	(8.6%)

Total operating expenses	9,029	11,332	2,303	25.5%

Operating income	8,181	25,560	17,379	212.4%
Other income, net	144	192	48	33.3%

Income before income taxes	8,325	25,752	17,427	209.3%
Income tax provision	3,101	10,352	7,251	233.8%

Net income	$5,224	$15,400	$10,176	194.8%

Back to Contents

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Six Months Ended June 30,
			Increase (Decrease)
	2003	2004

Cost of licenses	14.2%	6.9%	(7.3%)
Cost of services:
Cardiac Safety	40.3%	33.0%	(7.3%)
Technology consulting and training	74.4%	85.9%	11.5%
Software maintenance	26.5%	26.4%	(0.1%)
Total cost of services	41.6%	34.6%	(7.0%)
Total costs of revenues	39.3%	32.0%	(7.3%)

Operating expenses:
Selling and marketing	13.2%	8.9%	(4.3%)
General and administrative	10.9%	8.3%	(2.6%)
Research and development	7.8%	3.7%	(4.1%)

License revenues include an increase in revenue from the sale of perpetual licenses of $2.1 million primarily due to the fact that two of the perpetual licenses sold in 2004 generated license revenues substantially in excess of any of the perpetual licenses sold in 2003. Additionally, there was an increase of $661,000 in revenues for the six months ended June 30, 2004 versus the six months ended June 30, 2003 for software licensed on a monthly and annual basis with new clients.

The increase in Cardiac Safety service revenues was primarily due to increased volume of transactions performed with both new and existing clients and increased revenue from the rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures. Additionally, the average revenue per transaction has increased with a continuation of the shift to digital ECG processing and the implementation of project assurance fees. The increase in sales volume and revenue from the rental of cardiac safety equipment in 2004 was partially attributed to an increase in comprehensive Thorough Phase I studies which typically include a large number of ECGs performed over a two to six month period. Thorough Phase I studies are typically large volume and of short duration. As a result, revenues resulting from Thorough Phase I studies are more difficult to predict.

The increase in software maintenance service revenues was primarily due to maintenance revenues earned in the six months ended June 2004 for the new perpetual licenses sold since June 30, 2003.

The increase in the cost of Cardiac Safety services was primarily due to an increase in labor, rental and depreciation costs and supplies associated with cardiac safety rental equipment, and increased facilities and other costs associated with expanding capabilities to meet the growth in Cardiac Safety service revenues. Additionally, amortization expense related to internal use software costs was $1.2 million for the six months ended June 30, 2004 compared with $570,000 for the six months ended June 30, 2003. See “Liquidity and Capital Resources” for additional information related to internal use software. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was primarily due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

The increase in the cost of technology consulting and training services, both in absolute terms and as a percentage of technology consulting and training service revenues, was due primarily to increased UK payroll taxes related to the exercise of stock options as well as increased incentive compensation due to improved Companywide performance in the six months ended June 30, 2004 versus the six months ended June 30, 2003.

The increase in the cost of software maintenance services was due primarily to increased labor costs due to salary and benefit cost increases.

Back to Contents

The increase in selling and marketing expenses was primarily due to increases in commissions that resulted from the increase in commissionable revenue and higher labor costs due to new hires. These increased costs were partially offset by the savings resulting from the users conference that was held in 2003, but not in 2004. The decrease in selling and marketing expenses as a percentage of total net revenues was primarily due to the fact that selling and marketing expenses are discretionary in nature and can be increased or decreased as deemed necessary by management and do not necessarily increase or decrease with changes in revenues.

The increase in general and administrative expenses was due primarily to consultants assisting with internal control work required by the Sarbanes-Oxley Act, increased legal fees, higher labor costs due to new hires, an increase in incentive compensation as a result of improved performance, non-income based taxes, depreciation and insurance costs. These increases were partially offset by a planned reduction in public relation expenses. The decrease in general and administrative expenses as a percentage of total net revenues was primarily due to the fact that many of the general and administrative expenses are fixed in nature.

The decrease in research and development expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to a reduction in labor costs resulting from a decrease in allocated administrative costs and the capitalization of expenses related to internal use software development. Additionally, research and development expenses as a percentage of net revenues decreased due to the fact that many of the research and development expenses do not necessarily increase or decrease with changes in revenues.

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and short-term investments, net of interest expense related to capital lease obligations. The primary reason for the increase in 2004 was higher balances of cash, cash equivalents and short-term investments in 2004 and a decrease in interest expense in 2004 related to capital leases.

Our effective tax rate was 37.3% and 40.2% for the six months ended June 30, 2003 and 2004, respectively. The 2004 tax rate increased primarily due to increased income before taxes with relatively static offsets such as tax credits for research and development. As income increased, the impact of these tax offsets has decreased as a percentage of income before income taxes, and as a result, the effective tax rate has increased.

Liquidity and Capital Resources

At June 30, 2004, we had $55.8 million of cash and cash equivalents and $21.4 million invested in short-term investments. We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies and A1P1 rated commercial bonds and paper.

For the six months ended June 30, 2004, our operations provided cash of $30.2 million compared to $5.8 million for the six months ended June 30, 2003. The change was primarily the result of improved income before depreciation and amortization, income tax benefits related to the exercise of stock options and increased deferred revenues during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This change was partially offset by an increase in prepaid expenses and other.

For the six months ended June 30, 2004, our investing activities used cash of $15.1 million compared to $3.1 million used for the six months ended June 30, 2003. The primary cause of the change is the purchases of short-term investments, which totaled $17.6 million for the six months ended June 30, 2004 compared to $3.8 million for the six months ended June 30, 2003. We capitalized $7.3 million of expenditures for property and equipment during the six months ended June 30, 2004, compared to $2.8 million during the six months ended June 30, 2003. The increase was primarily the result of increased purchases of cardiac safety rental equipment and related computer equipment during the six months ended June 30, 2004. This equipment was used to support the increased Cardiac Safety activity and contributed significantly to the increase in revenues during the six months ended June 30, 2004.

Back to Contents

Included in property and equipment is internal use software associated with the development of a data and communications management services software product (EXPeRT®) used in connection with our centralized core cardiac safety electrocardiographic services. We capitalize certain internal use software costs in accordance with Statement of Position No. 98-1. The amortization is charged to the cost of Cardiac Safety services beginning at the time the software is ready for its intended use. The initial development costs of EXPeRT® were for the basic functionality required for this product. Additional development costs of EXPeRT® were incurred to develop new functionalities and enhancements. We started a new internal use software project for a machine generated Interval Duration Measurements (IDM) software product in the second quarter of 2003. We also began capitalizing costs associated with an upgrade to EXPeRT® beginning in the fourth quarter of 2003. We expect to continue capitalizing costs associated with the upgrade to EXPeRT® through approximately the first quarter of 2005. At this time, we expect to begin amortizing these costs during 2005. As this upgrade will replace many parts of the existing EXPeRT® product, we accelerated the amortization of previously capitalized labor and consulting costs to fully amortize the associated costs of the existing EXPeRT® product by the end of the first quarter of 2005, which increased monthly amortization expense by $76,000 beginning in the fourth quarter of 2003. The start date is estimated and could be extended, which would result in a decrease in the monthly accelerated amortization.

The following table presents the internal use software costs and related amortization as of June 30, 2004 (in thousands):

	Amortization Start Date	Labor and Consulting	Related Direct Costs of Materials	Total Capitalized Costs	Monthly Amortization	Accumulated Amortization

EXPeRT
Initial costs	August 2002	$2,618	$1,413	$4,031	$132	$2,366
Additional costs	April 2003	1,003	50	1,053	50	580

Machine generated IDM software product
Initial costs	February 2004	449	361	810	17	85
Enhancements	October 2004 (estimated)	128	—	128	—	—

Upgrade to EXPeRT	April 2005 (estimated)	1,344	1,139	2,483	—	—

Total		$5,542	$2,963	$8,505	$199	$3,031

For the six months ended June 30, 2004, our financing activities provided cash of $2.4 million compared to $1.9 million for the six months ended June 30, 2003. The change was primarily the result of increased net proceeds received from the exercise of stock options during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. For the three months ended June 30, 2004, we had no outstanding borrowings under the line.

We expect that existing cash and cash equivalents, short-term investments, cash flows from operations and available borrowings under our line of credit will be sufficient to meet our foreseeable cash needs for at least the next year. However, there may be acquisition and other growth opportunities that require additional external financing and we may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that any such acquisitions will occur or that such financings will be available or available on terms acceptable to us. We announced on April 21, 2004 that our Board of Directors authorized a common stock buyback program of up to 500,000 shares. As of June 30, 2004, no shares have been purchased under this buyback program.

Inflation

We believe the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

Back to Contents

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary financial market risks include fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments, including our cash and cash equivalents, decreased by 100 basis points, our interest income for the six months ended June 30, 2004 would have decreased by less than $325,000. This estimate assumes that the decrease occurred on the first day of 2004 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the six months ended June 30, 2004 by less than $150,000.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of June 30, 2004.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our Company (including our consolidated subsidiaries) in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on April 20, 2004. The matters submitted to the stockholders for vote were the election of three directors to each serve a three-year term until 2007, approval of an amendment to our Restated Certificate of Incorporation to authorize an additional 125,000,000 shares of Common Stock, $0.01 par value, and ratification of the appointment of KPMG LLP as our independent accountants for the year ending December 31, 2004.

At the meeting, the stockholders elected Sheldon M. Bonovitz, Gerald A. Faich, MD, MPH and Elam M. Hitchner to the Board of Directors. Sheldon M. Bonovitz was elected with 30,676,802 shares voted for the election, or 89.9% of the 34,137,930 shares outstanding and eligible to vote, with 818,398 shares withheld. Gerald A. Faich, MD, MPH was elected with 30,752,092 shares voted for the election, or 90.1% of the 34,137,930 shares outstanding and eligible to vote, with 743,108 shares withheld. Elam M. Hitchner was elected with 30,752,132 shares voted for the election, or 90.1% of the 34,137,930 shares outstanding and eligible to vote, with 743,068 shares withheld. With their election, they joined Joseph A. Esposito, David D. Gathman, Joel Morganroth, MD, Stephen S. Phillips and John M. Ryan as our Directors.

The stockholders approved the amendment to our Restated Certificate of Incorporation to authorize an additional 125,000,000 shares of Common Stock, $0.01 par value, with 27,304,640 shares voted for the amendment, or 80.0% of the 34,137,930 shares outstanding and eligible to vote, with 4,161,249 shares voted against the amendment and 29,311 shares abstained.

In addition, the stockholders ratified the appointment of KPMG LLP as our independent accountants for 2004 with 31,075,790 shares voted for ratification, or 91.0% of the 34,137,930 shares outstanding and eligible to vote, with 406,221 shares voted against ratification and 13,189 shares abstained.

The share amounts referred to in this Item 4 have not been adjusted to reflect our 3-for-2 stock split effective on May 27, 2004.

Item 6. Exhibits and Reports on Form 8-K

a.)	Exhibits

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

	32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

	32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

b.)	Reports on Form 8-K

On April 21, 2004, we furnished a report on Form 8-K disclosing a press release we issued on April 21, 2004, reporting our results of operations for the quarter ended March 31, 2004 and providing financial guidance for the second quarter and fiscal 2004.

Back to Contents

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc.
(Registrant)

Date:	August 5, 2004	By:	Joseph A. Esposito

Joseph A. Esposito
President and Chief Executive Officer,
Director (Principal executive officer)

Date:	August 5, 2004	By:	Bruce Johnson

Bruce Johnson
Senior Vice President and Chief Financial
Officer (Principal financial and
accounting officer)

Back to Contents

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code