Form 10-Q
period 2004-09-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2004-11-04
CIK 1026650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2004.

or

      Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transitional period from ________________to__________________

Commission file number 0-29100

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

The number of shares of Common Stock, $.01 par value, outstanding as of October 29, 2004, was 51,415,684.

Back to Contents

eResearchTechnology, Inc. and Subsidiaries

Back to Contents

Part 1. Financial Information
Item 1. Consolidated Financial Statements

eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2003	September 30, 2004 (unaudited)
Assets

Current Assets:
Cash and cash equivalents	$38,364	$60,014
Short-term investments	13,558	22,947
Accounts receivable, net	13,947	18,455
Prepaid expenses and other	2,219	4,108
Deferred income taxes	277	277

Total current assets	68,365	105,801

Property and equipment, net	16,416	22,229
Goodwill	1,212	1,212
Investments in non-marketable securities	509	509
Other assets	168	259
Deferred income taxes	5,308	3,796

Total assets	$91,978	$133,806

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$3,513	$2,995
Accrued expenses	4,446	4,097
Income taxes payable	1,584	2,501
Current portion of capital lease obligations	644	308
Deferred revenues	12,401	23,072

Total current liabilities	22,588	32,973

Capital lease obligations, excluding current portion	131	229

Commitments and contingencies

Stockholders’ Equity:
Preferred stock – $10.00 par value, 500,000 shares authorized,
none issued and outstanding	—	—
Common stock – $.01 par value, 175,000,000 shares authorized,
54,735,914 and 56,336,067 shares issued, respectively	547	563
Additional paid-in capital	54,238	69,275
Accumulated other comprehensive income	1,038	1,127
Retained earnings	16,826	39,586
Treasury stock, 4,062,519 and 4,362,519 shares at cost, respectively	(3,390)	(9,947)

Total stockholders’ equity	69,259	100,604

Total liabilities and stockholders’ equity	$91,978	$133,806

The accompanying notes are an integral part of these statements.

Back to Contents

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net revenues:
Licenses	$2,513	$2,675	$4,856	$7,798
Services	14,951	25,329	40,967	74,462

Total net revenues	17,464	28,004	45,823	82,260

Costs of revenues:
Cost of licenses	185	163	517	516
Cost of services	6,306	9,103	17,123	26,114

Total costs of revenues	6,491	9,266	17,640	26,630

Gross margin	10,973	18,738	28,183	55,630

Operating expenses:
Selling and marketing	1,870	2,534	5,617	7,351
General and administrative	1,818	2,562	4,896	7,062
Research and development	1,196	1,031	3,400	3,046

Total operating expenses	4,884	6,127	13,913	17,459

Operating income	6,089	12,611	14,270	38,171
Other income, net	83	255	227	447

Income before income taxes	6,172	12,866	14,497	38,618
Income tax provision	2,299	5,506	5,400	15,858

Net income	$3,873	$7,360	$9,097	$22,760

Basic net income per share	$0.08	$0.14	$0.19	$0.44

Diluted net income per share	$0.07	$0.13	$0.17	$0.41

Shares used to calculate basic
net income per share	49,823	51,951	49,109	51,488

Shares used to calculate diluted
net income per share	54,769	55,473	53,645	55,483

The accompanying notes are an integral part of these statements.

Back to Contents

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2003	2004
Operating activities:
Net income	$9,097	$22,760
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,595	6,330
Cost of sale of equipment	—	295
Provision for uncollectible accounts	—	126
Stock option income tax benefits	5,320	11,919
Changes in operating assets and liabilities:
Accounts receivable	(4,989)	(4,569)
Prepaid expenses and other	(13)	(1,988)
Accounts payable	(51)	(525)
Accrued expenses	(398)	(350)
Income taxes	(838)	2,393
Deferred revenues	4,681	10,651

Net cash provided by operating activities	16,404	47,042

Investing activities:
Purchases of property and equipment	(4,646)	(12,033)
Purchases of short-term investments	(8,084)	(21,058)
Proceeds from sales of short-term investments	4,443	11,669

Net cash used in investing activities	(8,287)	(21,422)

Financing activities:
Repayment of capital lease obligations	(444)	(608)
Proceeds from exercise of stock options	3,164	3,138
Repurchase of common stock for treasury	—	(6,557)

Net cash provided by (used in) financing activities	2,720	(4,027)

Effect of exchange rate changes on cash	247	57

Net increase in cash and cash equivalents	11,084	21,650
Cash and cash equivalents, beginning of period	17,443	38,364

Cash and cash equivalents, end of period	$28,527	$60,014

The accompanying notes are an integral part of these statements.

Back to Contents

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1.      Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company”) and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Further information on potential factors that could affect the Company’s financial results can be found in the Company’s Reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission and in this Form 10-Q.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Management’s Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Amortization of capitalized software development costs is charged to cost of revenues.  Amortization of capitalized software development costs was $318,000 and $484,000 for the three months ended September 30, 2003 and 2004, respectively, and $888,000 and $1,662,000 for the nine months ended September 30, 2003 and 2004, respectively. For the nine months ended September 30, 2003 and 2004, the Company capitalized $772,000 and $1,578,000, respectively, of software development costs related to labor and consulting, and $70,000 and $1,139,000, respectively, of software development costs related to direct costs of materials.

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” when events or circumstances so indicate, the Company assesses the potential impairment of its long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At September 30, 2004, no impairment was indicated.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income, as reported	$3,873	$7,360	$9,097	$22,760
Deduct: Net stock-based employee compensation expense
determined under fair value based method, net of related
tax effects	(480)	(704)	(1,521)	(2,619)

Pro forma net income	$3,393	$6,656	$7,576	$20,141

Earnings per share:
Basic – as reported	$0.08	$0.14	$0.19	$0.44
Basic – pro forma	$0.07	$0.13	$0.15	$0.39

Diluted – as reported	$0.07	$0.13	$0.17	$0.41
Diluted – pro forma	$0.06	$0.12	$0.14	$0.36

Pro forma net income reflects only options granted through September 30, 2004 and, therefore, may not be representative of the effect for future periods.

Stock Splits. On May 29, 2003, the Company effected a 2-for-1 split of its common stock. On November 26, 2003 and May 27, 2004, the Company effected 3-for-2 splits of its common stock. All share and per share data have been restated to reflect these splits of the Company’s common stock as if the stock splits had occurred as of December 31, 2002.

Note 3.      Investment Impairment Charge – Non-Marketable Securities

At September 30, 2004, investments in non-marketable securities consist of an investment in Essential Group, Inc. (formerly AmericasDoctor, Inc.), which is accounted for under the cost method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” During 2001, in accordance with APB Opinion No. 18, management determined that a decrease in value of the investment occurred which was deemed to be other than temporary, and the cost basis of the investment was written down from $2,300,000 to $509,000. For the three and nine months ended September 30, 2003 and 2004, no additional investment impairment charge was required.

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

Back to Contents

Note 4.      Net Income per Common Share

The Company follows SFAS No. 128, “Earnings per Share.” This statement requires the presentation of basic and diluted earnings per share. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options. The dilutive effect is calculated using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

Three Months Ended September 30,
2003	Net Income	Shares	Per Share Amount

Basic net income	$3,873	49,823	$0.08
Effect of dilutive shares	—	4,946	(0.01)

Diluted net income	$3,873	54,769	$0.07

2004

Basic net income	$7,360	51,951	$0.14
Effect of dilutive shares	—	3,522	(0.01)

Diluted net income	$7,360	55,473	$0.13

Nine Months Ended September 30,
2003	Net Income	Shares	Per Share Amount

Basic net income	$9,097	49,109	$0.19
Effect of dilutive shares	—	4,536	(0.02)

Diluted net income	$9,097	53,645	$0.17

2004

Basic net income	$22,760	51,488	$0.44
Effect of dilutive shares	—	3,996	(0.03)

Diluted net income	$22,760	55,483	$0.41

Options to purchase 6,868,519 shares of common stock were outstanding at September 30, 2003 and were included in the computation of diluted net income per share for the three and nine months ended September 30, 2003.

Options to purchase 4,894,937 shares of common stock were outstanding at September 30, 2004 and were included in the computation of diluted net income per share for the three and nine months ended September 30, 2004. Options to purchase 604,361 shares of common stock were outstanding at September 30, 2004 but were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the Company’s common stock during the period.

Back to Contents

Note 5.      Comprehensive Income

The Company follows SFAS No. 130, “Reporting Comprehensive Income.” The Company’s comprehensive income includes net income and unrealized gains and losses from foreign currency translation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income	$3,873	$7,360	$9,097	$22,760

Other comprehensive income:
Currency translation adjustment	146	18	297	89

Comprehensive income	$4,019	$7,378	$9,394	$22,849

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

Back to Contents

Geographic information is as follows:

	Three Months Ended September 30, 2003

	North America	Europe	Total

License revenues	$2,259	$254	$2,513
Service revenues	11,274	3,677	14,951

Net revenues from external customers	$13,533	$3,931	$17,464

Operating income	$4,474	$1,615	$6,089
Long-lived assets	$11,551	$2,168	$13,719
Identifiable assets	$65,295	$10,022	$75,317

	Three Months Ended September 30, 2004

	North America	Europe	Total

License revenues	$1,815	$860	$2,675
Service revenues	22,456	2,873	25,329

Net revenues from external customers	$24,271	$3,733	$28,004

Operating income	$11,874	$737	$12,611
Long-lived assets	$15,401	$6,828	$22,229
Identifiable assets	$124,383	$9,423	$133,806

	Nine Months Ended September 30, 2003

	North America	Europe	Total

License revenues	$4,210	$646	$4,856
Service revenues	31,688	9,279	40,967

Net revenues from external customers	$35,898	$9,925	$45,823

Operating income	$10,354	$3,916	$14,270
Long-lived assets	$11,551	$2,168	$13,719
Identifiable assets	$65,295	$10,022	$75,317

	Nine Months Ended September 30, 2004

	North America	Europe	Total

License revenues	$6,637	$1,161	$7,798
Service revenues	64,633	9,829	74,462

Net revenues from external customers	$71,270	$10,990	$82,260

Operating income	$36,029	$2,142	$38,171
Long-lived assets	$15,401	$6,828	$22,229
Identifiable assets	$124,383	$9,423	$133,806

Note 8. Subsequent Events

On October 20, 2004, the Company announced that its Board of Directors authorized the purchase of up to an additional 2 million shares, which extends the previously announced stock buy-back program to a total of 2.5 million shares. As of September 30, 2004, the Company had purchased 300,000 shares under the stock buy-back program.

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

We were founded in 1977 to provide Cardiac Safety services to evaluate the safety of new drugs. In February 1997, we completed an initial public offering of our common stock. In October 1997, we acquired the assets and business of a provider of clinical data management technology and consulting services to the pharmaceutical, biotechnology and medical device industries. Since 2000, we have concentrated our products and services offerings on providing premier Cardiac Safety and Clinical Data Management services.

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection and interpretation and new drug, biologic and device application submission. We offer Cardiac Safety services, which are utilized by clinical trial sponsors and clinical research organizations during their conduct of clinical trials. Our services include comprehensive Thorough Phase I ECG studies and the Digital ECG Franchise program. The Digital ECG Franchise program offers a unique approach designed to address the growing capacity demands for eRT’s ECG services through partnerships with sponsors that desire dedicated resources within eRT to address specific levels of cardiac safety monitoring transactions. Additionally, we offer the licensing and/or hosting of our proprietary Clinical Data Management software products and the provision of maintenance and consulting services in support of our proprietary Clinical Data Management software products. We offer the following products and services on a global basis:

EXPeRT®. EXPeRT® Cardiac Safety services provide intelligent, workflow-enabled cardiac safety data collection, interpretation and distribution of electrocardiographic (ECG) data and images, as well as analysis and physician electrocardiographer interpretation of ECGs performed on research subjects in connection with our clients’ clinical trials. In addition, EXPeRT® Cardiac Safety services is also comprised of a workflow providing for the adjudication of machine derived measurements. Also included in EXPeRT® Cardiac Safety services is FDA XML delivery which provides for the delivery of ECGs, encapsulated in the now approved FDA XML schema standard, to Cardiac Safety customers.

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

We recognize software revenues in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9. Accordingly, we recognize up-front license fee revenues under the residual method when a formal agreement exists, delivery of the software and related documentation has occurred, collectability is probable and the license fee is fixed or determinable. We recognize monthly and annual license fee revenues over the term of the arrangement. Hosting service fees are recognized evenly over the term of service. Cardiac Safety services revenues consist of fee for service revenues as well as revenues from the rental of cardiac safety equipment. Such revenues are recognized as the services are performed or over the rental period. We recognize revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. We provide consulting and training services on a time and materials basis and recognize revenues as we perform the services.

For arrangements with multiple deliverables where the fair value of each element is known, the revenue is allocated to each component based on the relative fair values of each element. For arrangements with multiple deliverables where the fair value of the undelivered element(s) is known but the fair value of one or more of the delivered elements is not known, revenue is allocated to each component of the arrangement using the residual value method. Under the residual method, the fair value of the undelivered elements is deferred, and the remaining amount of the arrangement fee is attributed to the delivered element(s). Fair values for undelivered elements are based primarily on stated renewal rates.

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

We conduct our operations through offices in the United States and the United Kingdom (UK). Our international net revenues represented approximately 22% and 13% of total net revenues for the nine months ended September 30, 2003 and 2004, respectively. The decline in the percentage of UK revenues is due to our management assigning more studies to North America locations. Revenues are allocated to locations where the work is performed and not based upon the location of the client or the study.

Back to Contents

Results of Operations

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net revenues:
Licenses	14.4%	9.6%	10.6%	9.5%
Services	85.6%	90.4%	89.4%	90.5%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Costs of revenues:
Cost of licenses	1.1%	0.6%	1.1%	0.6%
Cost of services	36.1%	32.5%	37.4%	31.8%

Total costs of revenues	37.2%	33.1%	38.5%	32.4%

Gross margin	62.8%	66.9%	61.5%	67.6%

Operating expenses:
Selling and marketing	10.7%	9.1%	12.3%	8.9%
General and administrative	10.4%	9.1%	10.7%	8.6%
Research and development	6.8%	3.7%	7.4%	3.7%

Total operating expenses	27.9%	21.9%	30.4%	21.2%

Operating income	34.9%	45.0%	31.1%	46.4%
Other income, net	0.5%	0.9%	0.5%	0.5%

Income before income taxes	35.4%	45.9%	31.6%	46.9%
Income tax provision	13.2%	19.6%	11.7%	19.2%

Net income	22.2%	26.3%	19.9%	27.7%

Back to Contents

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

The following table presents statements of operations with product line detail (in thousands):

	Three Months Ended September 30,

	2003	2004	Increase (Decrease)
Licenses:
Net revenues	$2,513	$2,675	$162	6.4%
Costs of revenues	185	163	(22)	(11.9%)

Gross margin	$2,328	$2,512	$184	7.9%

Services:
Cardiac Safety
Net revenues	$12,992	$23,409	$10,417	80.2%
Costs of revenues	5,263	8,219	2,956	56.2%

Gross margin	$7,729	$15,190	$7,461	96.5%

Technology consulting and training
Net revenues	$997	$810	$(187)	(18.8%)
Costs of revenues	769	599	(170)	(22.1%)

Gross margin	$228	$211	$(17)	(7.5%)

Software maintenance
Net revenues	$962	$1,110	$148	15.4%
Costs of revenues	274	284	10	3.6%

Gross margin	$688	$826	$138	20.1%

Total services
Net revenues	$14,951	$25,329	$10,378	69.4%
Costs of revenues	6,306	9,103	2,797	44.4%

Gross margin	$8,645	$16,226	$7,581	87.7%

Total:
Net revenues	$17,464	$28,004	$10,540	60.4%
Costs of revenues	6,491	9,266	2,775	42.8%

Gross margin	10,973	18,738	7,765	70.8%

Operating expenses:
Selling and marketing	1,870	2,534	664	35.5%
General and administrative	1,818	2,562	744	40.9%
Research and development	1,196	1,031	(165)	(13.8%)

Total operating expenses	4,884	6,127	1,243	25.5%

Operating income	6,089	12,611	6,522	107.1%
Other income, net	83	255	172	207.2%

Income before income taxes	6,172	12,866	6,694	108.5%
Income tax provision	2,299	5,506	3,207	139.5%

Net income	$3,873	$7,360	$3,487	90.0%

Back to Contents

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended September 30,

	2003	2004	Increase (Decrease)

Cost of licenses	7.4%	6.1%	(1.3%)
Cost of services:
Cardiac Safety	40.5%	35.1%	(5.4%)
Technology consulting and training	77.1%	74.0%	(3.1%)
Software maintenance	28.5%	25.6%	(2.9%)
Total cost of services	42.2%	35.9%	(6.3%)
Total costs of revenues	37.2%	33.1%	(4.1%)

Operating expenses:
Selling and marketing	10.7%	9.1%	(1.6%)
General and administrative	10.4%	9.1%	(1.3%)
Research and development	6.8%	3.7%	(3.1%)

License revenues increased primarily due to software licensed on a monthly and annual basis with new clients.

The increase in Cardiac Safety service revenues was primarily due to increased volume of transactions performed with both new and existing clients, increased revenue from the rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures, and increased project assurance fees. The increase in sales volume in the third quarter of 2004 was partially attributed to an increase in comprehensive Thorough Phase I studies. Thorough Phase I studies are typically large volume and of short duration, with ECGs performed over a two to six month period. As a result, revenues resulting from Thorough Phase I studies are more difficult to predict. In addition, we sold cardiac safety equipment to a client in the third quarter of 2004 and there was no comparable sale in 2003.

Technology consulting and training revenues decreased primarily due to a reduction in consulting on Clinical Data Management software products as there were several large consulting engagements in the third quarter of 2003 with nothing of a comparable size in 2004.

The increase in software maintenance service revenues was primarily due to maintenance revenues earned in the quarter for new perpetual licenses signed in 2004.

The decrease in the cost of licenses, both in absolute terms and as a percentage of net license revenues, was primarily due to a reduction in ASP hosting fees with a third-party service provider.

The increase in the cost of Cardiac Safety services was primarily due to an increase in labor, rental and depreciation costs and supplies associated with cardiac safety rental equipment, and increased facilities and other costs associated with expanding capabilities to meet the growth in Cardiac Safety service revenues. We also recognized costs related to the sale of cardiac safety equipment to a client in the third quarter of 2004 and there was no comparable sale in 2003. Additionally, amortization expense related to internal use software costs was $484,000 for the three months ended September 30, 2004 compared with $318,000 for the three months ended September 30, 2003. See “Liquidity and Capital Resources” for additional information related to internal use software. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was primarily due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

The decrease in the cost of technology consulting and training, both in absolute terms and as a percentage of total net revenues, was primarily due to a reduction in third-party consulting costs which is partially attributable to the decrease in related revenue.

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

The increase in general and administrative expenses was due primarily to the cost of consultants assisting with internal control work required by the Sarbanes-Oxley Act, higher labor costs due to new hires and increases in non-income based taxes, depreciation and telecommunications charges. The decrease in general and administrative expenses as a percentage of total net revenues was primarily due to the fact that many of the general and administrative expenses are fixed in nature.

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

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and short-term investments, net of interest expense related to capital lease obligations. The primary reason for the increase in 2004 was higher balances of cash, cash equivalents and short-term investments in 2004 as well as a shift to higher yielding money market investments and a decrease in interest expense in 2004 related to capital leases.

Our effective tax rate was 37.3% and 42.8% for the three months ended September 30, 2003 and 2004, respectively. The 2004 tax rate increased primarily due to increased income before taxes with relatively static offsets such as tax credits for research and development. As income increased, the impact of these tax offsets has decreased as a percentage of income before income taxes, and as a result, the effective tax rate has increased. Additionally, as a percentage of total company operating income, the operating income generated in the United States has increased which results in higher taxes as the blended federal, state and local tax rate is higher than the UK tax rate.

Back to Contents

Nine months Ended September 30, 2004 Compared to Nine months Ended September 30, 2003.

The following table presents statements of operations with product line detail (in thousands):

	Nine Months Ended September 30,

	2003	2004	Increase (Decrease)
Licenses:
Net revenues	$4,856	$7,798	$2,942	60.6%
Costs of revenues	517	516	(1)	(0.2%)

Gross margin	$4,339	$7,282	$2,943	67.8%

Services:
Cardiac Safety
Net revenues	$35,264	$68,597	$33,333	94.5%
Costs of revenues	14,243	23,147	8,904	62.5%

Gross margin	$21,021	$45,450	$24,429	116.2%

Technology consulting and training
Net revenues	$2,759	$2,564	$(195)	(7.1%)
Costs of revenues	2,081	2,105	24	1.2%

Gross margin	$678	$459	$(219)	(32.3%)

Software maintenance
Net revenues	$2,944	$3,301	$357	12.1%
Costs of revenues	799	862	63	7.9%

Gross margin	$2,145	$2,439	$294	13.7%

Total services
Net revenues	$40,967	$74,462	$33,495	81.8%
Costs of revenues	17,123	26,114	8,991	52.5%

Gross margin	$23,844	$48,348	$24,504	102.8%

Total
Net revenues	$45,823	$82,260	$36,437	79.5%
Costs of revenues	17,640	26,630	8,990	51.0%

Gross margin	28,183	55,630	27,447	97.4%

Operating expenses:
Selling and marketing	5,617	7,351	1,734	30.9%
General and administrative	4,896	7,062	2,166	44.2%
Research and development	3,400	3,046	(354)	(10.4%)

Total operating expenses	13,913	17,459	3,546	25.5%

Operating income	14,270	38,171	23,901	167.5%
Other income, net	227	447	220	96.9%

Income before income taxes	14,497	38,618	24,121	166.4%
Income tax provision	5,400	15,858	10,458	193.7%

Net income	$9,097	$22,760	$13,663	150.2%

Back to Contents

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Nine Months Ended September 30,

	2003	2004	Increase (Decrease)

Cost of licenses	10.6%	6.6%	(4.0%)
Cost of services:
Cardiac Safety	40.4%	33.7%	(6.7%)
Technology consulting and training	75.4%	82.1%	6.7%
Software maintenance	27.1%	26.1%	(1.0%)
Total cost of services	41.8%	35.1%	(6.7%)
Total costs of revenues	38.5%	32.4%	(6.1%)

Operating expenses:
Selling and marketing	12.3%	8.9%	(3.4%)
General and administrative	10.7%	8.6%	(2.1%)
Research and development	7.4%	3.7%	(3.7%)

License revenues included an increase in revenue from the sale of perpetual licenses of $2.2 million primarily due to the fact that two of the perpetual licenses sold in 2004 generated license revenues substantially in excess of any of the perpetual licenses sold in 2003. Additionally, there was an increase of approximately $700,000 in revenues for the nine months ended September 30, 2004 versus the nine months ended September 30, 2003 for software licensed on a monthly and annual basis with new clients.

The increase in Cardiac Safety service revenues was primarily due to increased volume of transactions performed with both new and existing clients and increased revenue from the rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures. Additionally, the average revenue per transaction has increased with a continuation of the shift to digital ECG processing and the implementation of project assurance fees. The increase in sales volume in 2004 was partially attributed to an increase in comprehensive Thorough Phase I studies. Thorough Phase I studies are typically large volume and of short duration, with ECGs performed over a two to six month period. As a result, revenues resulting from Thorough Phase I studies are more difficult to predict. In addition, we sold cardiac safety equipment to a client in the third quarter of 2004 and there was no comparable sale in 2003.

Technology consulting and training revenues decreased primarily due to a reduction in consulting on Clinical Data Management software products as there were several large consulting engagements in the third quarter of 2003 with nothing of a comparable size in 2004.

The increase in software maintenance service revenues was primarily due to maintenance revenues earned in the nine months ended September 2004 for the new perpetual licenses sold since September 30, 2003.

The increase in the cost of Cardiac Safety services was primarily due to an increase in labor, rental and depreciation costs and supplies associated with cardiac safety rental equipment, and increased facilities and other costs associated with expanding capabilities to meet the growth in Cardiac Safety service revenues. Additionally, amortization expense related to internal use software costs was $1.7 million for the nine months ended September 30, 2004 compared with $888,000 for the nine months ended September 30, 2003. See “Liquidity and Capital Resources” for additional information related to internal use software. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was primarily due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

The increase in the cost of technology consulting and training services, both in absolute terms and as a percentage of technology consulting and training service revenues, was due primarily to increased UK payroll taxes related to the exercise of stock options as well as increased incentive compensation due to improved company-wide performance in the nine months ended September 30, 2004 versus the nine months ended September 30, 2003.

Back to Contents

The increase in the cost of software maintenance services was due primarily to increased labor costs due to salary and benefit cost increases. The decrease in cost of software maintenance services as a percentage of software maintenance services revenues was primarily due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

The increase in selling and marketing expenses was primarily due to increases in commissions that resulted from the increase in commissionable revenue, higher labor costs due to new hires, increased travel and entertainment and third-party consulting costs. These increased costs were partially offset by the savings resulting from not holding the users conference in 2004. The decrease in selling and marketing expenses as a percentage of total net revenues was primarily due to the fact that selling and marketing expenses are discretionary in nature and can be increased or decreased as deemed necessary by management and do not necessarily increase or decrease with changes in revenues.

The increase in general and administrative expenses was due primarily to consultants assisting with internal control work required by the Sarbanes-Oxley Act, increased legal fees, higher labor costs due to new hires, an increase in incentive compensation as a result of improved performance, non-income based taxes, depreciation, telecommunications, provision for uncollectable accounts and insurance costs. These increases were partially offset by a planned reduction in public relations expenses. The decrease in general and administrative expenses as a percentage of total net revenues was primarily due to the fact that many of the general and administrative expenses are fixed in nature.

The decrease in research and development expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to a reduction in labor costs resulting from a decrease in allocated administrative costs and the capitalization of expenditures related to internal use software development. Additionally, research and development expenses as a percentage of net revenues decreased due to the fact that many of the research and development expenses do not necessarily increase or decrease with changes in revenues.

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and short-term investments, net of interest expense related to capital lease obligations. The primary reason for the increase in 2004 was higher balances of cash, cash equivalents and short-term investments in 2004 and a decrease in interest expense in 2004 related to capital leases.

Our effective tax rate was 37.3% and 41.1% for the nine months ended September 30, 2003 and 2004, respectively. The 2004 tax rate increased primarily due to increased income before taxes with relatively static offsets such as tax credits for research and development. As income increased, the impact of these tax offsets has decreased as a percentage of income before income taxes, and as a result, the effective tax rate has increased. Additionally, as a percentage of total company operating income, the operating income generated in the United States has increased which results in higher taxes as the blended federal, state and local tax rate is higher than the UK tax rate.

Liquidity and Capital Resources

At September 30, 2004, we had $60.0 million of cash and cash equivalents and $22.9 million invested in short-term investments. We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies and A1P1 rated commercial bonds and paper.

For the nine months ended September 30, 2004, our operations provided cash of $47.0 million compared to $16.4 million for the nine months ended September 30, 2003. The change was primarily the result of improved income before depreciation and amortization, income tax benefits related to the exercise of stock options and increased deferred revenues, which represent advanced payments from the Digital ECG Franchise program and other contracts, during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This change was partially offset by an increase in accounts receivable and prepaid expenses and other.

For the nine months ended September 30, 2004, our investing activities used cash of $21.4 million compared to $8.3 million used for the nine months ended September 30, 2003. The primary cause of the change is the purchases of short-term investments, which totaled $21.1 million for the nine months ended September 30, 2004 compared to $8.1 million for the nine months ended September 30, 2003, partially offset by an increase in the proceeds from sales of short-term investments. We capitalized $12.0 million of expenditures for property and equipment during the nine months ended September 30, 2004, compared to $4.6 million during the nine months ended September 30, 2003. The increase was primarily the result of increased purchases of cardiac safety rental equipment and related computer equipment during the nine months ended September 30, 2004. This equipment was used to support the increased Cardiac Safety activity and contributed significantly to the increase in revenues during the nine months ended September 30, 2004.

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

In mid-August of 2004, we revised our estimated timing for the completion of the upgrade to EXPeRT®. We now expect to continue the development of the upgrade to EXPeRT® through approximately the fourth quarter of 2005 as opposed to the first quarter as we previously had estimated. At this time, we expect to begin amortizing these costs during 2006. As this upgrade will replace many parts of the existing EXPeRT® product we previously had accelerated the amortization of previously capitalized labor and consulting costs to fully amortize the associated costs of the existing EXPeRT® product by the end of the first quarter of 2005, which increased monthly amortization expense by $76,000 beginning in the fourth quarter of 2003. Beginning in mid-August of 2004, we revised the amortization period for previously capitalized labor and consulting costs to fully amortize the associated costs of the existing EXPeRT® product by the end of the fourth quarter of 2005, which decreased monthly amortization expense by $76,000 beginning in mid-August 2004. The start date is estimated and could be extended, which would result in a decrease in the monthly amortization.

The following table presents the internal use software costs and related amortization as of September 30, 2004 (in thousands):

	Amortization Start Date	Labor and Consulting	Related Direct Costs of Materials	Total Capitalized Costs	Monthly Amortization	Accumulated Amortization

EXPeRT
Initial costs	August 2002	$2,618	$1,413	$4,031	$81	$2,687
Additional costs	April 2003	1,003	50	1,053	25	693

Machine generated IDM software product
Initial costs	February 2004	449	361	810	17	136
Enhancements	October 2004	380	—	380	—	—

Upgrade to EXPeRT	January 2006 (estimated)	1,631	1,139	2,770	—	—

Total		$6,081	$2,963	$9,044	$123	$3,516

For the nine months ended September 30, 2004, our financing activities used cash of $4.0 million compared to cash provided of $2.7 million for the nine months ended September 30, 2003. The change was primarily the result of the purchase of 300,000 shares of our stock under a stock buyback program for $6.6 million, partially offset by proceeds received from the exercise of stock options. See Part II Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for further information regarding the stock buy-back program.

We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. For the three months ended September 30, 2004, we had no outstanding borrowings under the line.

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

Interest Rate Risk

We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments, including our cash and cash equivalents, decreased by 100 basis points, our interest income for the nine months ended September 30, 2004 would have decreased by less than $525,000. This estimate assumes that the decrease occurred on the first day of 2004 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Foreign Currency Risk

We operate on a global basis from locations in the United States and the United Kingdom. All international net revenues are billed and expenses incurred in either U.S. dollars or pounds sterling. As such, we face exposure to adverse movements in the exchange rate of the pound sterling. As the exchange rate changes, translation of the statement of operations of our UK subsidiary from the local currency to U.S. dollars affects year-to-year comparability of operating results. We do not hedge translation risks.

Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the nine months ended September 30, 2004 by less than $200,000.

Item 4.       Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of September 30, 2004.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our Company (including our consolidated subsidiaries) in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commissions rules and forms.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We announced on April 21, 2004 that our Board of Directors authorized a common stock buyback program of up to 500,000 shares with no expiration date. The following table provides information regarding the stock buy-back activity during the third quarter of 2004:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	200,000	$23.05	200,000	300,000
August 1 through August 31	100,000	$19.62	100,000	200,000
September 1 through September 30	—	$—	—	200,000
Total	300,000	$21.91	300,000	200,000

Item 6. Exhibits

3.1	Restated Certificate of Incorporation, as amended

10.39	Amendment to Management Employment Agreement effective August 16, 2004 between Joseph Esposito and the Company

10.41	Amendment to Management Employment Agreement effective August 16, 2004 between Joel Morganroth, M.D. and the Company

10.43	Management Employment Agreement effective August 20, 2004 between Bruce Johnson and the Company

10.44	Management Employment Agreement effective August 20, 2004 between Jeffrey Litwin and the Company

10.45	Management Employment Agreement effective August 20, 2004 between Vincent Renz and the Company

10.46	Management Employment Agreement effective August 20, 2004 between Scott Grisanti and the Company

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc. (Registrant)

Date:	November 4, 2004	By:	Joseph A. Esposito

Joseph A. Esposito President and Chief Executive Officer, Director (Principal executive officer)

Date:	November 4, 2004	By:	Bruce Johnson

Bruce Johnson Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)

Back to Contents

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Restated Certificate of Incorporation, as amended

10.39	Amendment to Management Employment Agreement effective August 16, 2004 between Joseph Esposito and the Company

10.41	Amendment to Management Employment Agreement effective August 16, 2004 between Joel Morganroth, M.D. and the Company

10.43	Management Employment Agreement effective August 20, 2004 between Bruce Johnson and the Company

10.44	Management Employment Agreement effective August 20, 2004 between Jeffrey Litwin and the Company

10.45	Management Employment Agreement effective August 20, 2004 between Vincent Renz and the Company

10.46	Management Employment Agreement effective August 20, 2004 between Scott Grisanti and the Company

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code