Form 10-Q
period 2005-03-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2005-05-05
CIK 1026650

Click here to Cover

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2005.

or

Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transitional period from __________________to__________________

Commission file number  0-29100

eResearchTechnology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3264604

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 South 17th Street Philadelphia, PA	19103

(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock, $.01 par value, outstanding as of April 29, 2005, was 50,486,403.

Back to Cover

eResearchTechnology, Inc. and Subsidiaries

Back to Index

Part 1. Financial Information
Item 1. Consolidated Financial Statements

eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands of dollars, except per share amounts)

	December 31, 2004	March 31, 2005

		(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$45,806	$38,877
Short-term investments	22,942	31,942
Accounts receivable, net	14,798	14,814
Prepaid expenses and other	3,522	3,831
Deferred income taxes	323	323

Total current assets	87,391	89,787
Property and equipment, net	25,204	25,310
Goodwill	1,212	1,212
Other assets	782	498
Deferred income taxes	1,936	1,332

Total assets	$116,525	$118,139

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,455	$2,169
Accrued expenses	4,318	4,269
Income taxes payable	2,147	176
Current portion of capital lease obligations	233	167
Deferred revenues	20,325	19,614

Total current liabilities	29,478	26,395

Capital lease obligations, excluding current portion	193	159

Commitments and contingencies
Stockholders’ Equity:
Preferred stock - $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock - $.01 par value, 175,000,000 shares authorized, 56,396,696 and 56,506,808 shares issued, respectively	564	565
Additional paid-in capital	69,694	70,558
Accumulated other comprehensive income	1,601	1,395
Retained earnings	46,550	50,622
Treasury stock, 6,067,519 shares at cost	(31,555)	(31,555)

Total stockholders’ equity	86,854	91,585

Total liabilities and stockholders’ equity	$116,525	$118,139

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2004	2005

Net revenues:
Licenses	$2,453	$1,663
Services	18,010	15,902
Site support	5,629	5,349

Total net revenues	26,092	22,914

Costs of revenues:
Cost of licenses	122	133
Cost of services	5,985	6,490
Cost of site support	2,363	3,183

Total costs of revenues	8,470	9,806

Gross margin	17,622	13,108

Operating expenses:
Selling and marketing	2,453	2,338
General and administrative	2,150	2,896
Research and development	973	991

Total operating expenses	5,576	6,225

Operating income	12,046	6,883
Other income (expense), net	108	(5)

Income before income taxes	12,154	6,878
Income tax provision	4,886	2,806

Net income	$7,268	$4,072

Basic net income per share	$0.14	$0.08

Diluted net income per share	$0.13	$0.08

Shares used to calculate basic net income per share	50,933	50,370

Shares used to calculate diluted net income per share	55,405	53,324

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands of dollars)
(unaudited)

	Three Months Ended March 31,

	2004	2005

Operating activities:
Net income	$7,268	$4,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,006	2,630
Cost of sale of equipment	—	269
Provision for uncollectible accounts	39	45
Stock option income tax benefits	3,647	540
Investment impairment charge	—	284
Changes in operating assets and liabilities:
Accounts receivable	(4,188)	(120)
Prepaid expenses and other	(995)	(238)
Accounts payable	(14)	(275)
Accrued expenses	(669)	(119)
Income taxes	960	(1,370)
Deferred revenues	5,349	(672)

Net cash provided by operating activities	13,403	5,046

Investing activities:
Purchases of property and equipment	(4,035)	(3,148)
Purchases of short-term investments	(10,900)	(15,175)
Proceeds from sales of short-term investments	3,596	6,175

Net cash used in investing activities	(11,339)	(12,148)

Financing activities:
Repayment of capital lease obligations	(161)	(100)
Proceeds from exercise of stock options	867	326

Net cash provided by financing activities	706	226

Effect of exchange rate changes on cash	58	(53)

Net increase (decrease) in cash and cash equivalents	2,828	(6,929)
Cash and cash equivalents, beginning of period	38,364	45,806

Cash and cash equivalents, end of period	$41,192	$38,877

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1.    Basis of Presentation

          The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company” or “we”) and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission and in this Form 10-Q.

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

Property and Equipment

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

          Amortization of capitalized software development costs is charged to cost of revenues.  Amortization of capitalized software development costs was $581,000 and $370,000 for the three months ended March 31, 2004 and 2005, respectively. For the three months ended March 31, 2004 and 2005, we capitalized $452,000 and $728,000, respectively, of software development costs related to labor and consulting, and $1,139,000 and $0, respectively, of software development costs related to direct costs of materials.  As of March 31, 2005, $4,162,000 of capitalized costs have not yet been placed in service and are therefore not being amortized.

Long-lived Assets

          In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would

Back to Index

be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At March 31, 2005, no impairment was indicated.

Software Development Costs

          Research and development expenditures are charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Since software development costs have not been significant after the establishment of technological feasibility, all such costs have been charged to expense as incurred.

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

          The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option plans (in thousands, except per share amounts):

	Three Months Ended March 31,

	2004	2005

Net income, as reported	$7,268	$4,072
Deduct: Net stock-based employee compensation expense determined under fair value based method, net of related tax effects	(705)	(683)

Pro forma net income	$6,563	$3,389

Earnings per share:
Basic - as reported	$0.14	$0.08
Basic - pro forma	$0.13	$0.07

Diluted - as reported	$0.13	$0.08
Diluted - pro forma	$0.12	$0.06

          Pro forma net income reflects only options granted through March 31, 2005 and, therefore, may not be representative of the effect for future periods.

Back to Index

Stock Splits

          On May 27, 2004, we effected a 3-for-2 split of our common stock.  All share and per share data have been restated to reflect this split of our common stock as if the stock split had occurred as of December 31, 2003.

Note 3.  Net Income per Common Share

          Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options.  The dilutive effect of stock options is calculated using the treasury stock method.

          The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

Three Months Ended March 31, 2004	Net Income	Shares	Per Share Amount

Basic net income	$7,268	50,933	$0.14
Effect of dilutive shares	—	4,472	(0.01)

Diluted net income	$7,268	55,405	$0.13

2005

Basic net income	$4,072	50,370	$0.08
Effect of dilutive shares	—	2,954	—

Diluted net income	$4,072	53,324	$0.08

          In computing diluted net income per share, 598,800 and 1,192,000 options to purchase shares of common stock were excluded from the computations for the three months ended March 31, 2004 and 2005, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective periods.

Note 4.  Comprehensive Income

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

	Three Months Ended March 31,

	2004	2005

Net income	$7,268	$4,072
Other comprehensive income:
Currency translation adjustment	129	(206)

Comprehensive income	$7,397	$3,866

Back to Index

Note 5. Recent Pronouncements

          In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R is a revision of SFAS No. 123.  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model.  In April 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided additional guidance in implementing SFAS No. 123R without modifying the conclusions or requirements of SFAS No. 123R.  In April 2005, the SEC also deferred the effective date of SFAS No. 123R for many registrants, including our company.  Whereas SFAS No. 123R originally was to be effective for most public companies’ first interim period beginning after June 15, 2005, the deferral now requires the adoption to be effective for most public companies’ first annual period beginning after June 15, 2005.  We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees.  Accordingly, we do not recognize any compensation expense related to stock option grants that we issue under our stock option plans.  Under the new rules, we will be required to adopt a fair value based method for measuring the expense and this may materially impact our future reported results of operations.  We are evaluating the impact on our results from adopting SFAS No. 123R, but we expect it to be comparable to the pro forma effects of applying the original SFAS No. 123 (see “Stock-Based Compensation” in Note 2 for further details).

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

Note 6.  Operating Segments / Geographic Information

          Since 2003, we have considered our operations to consist of one segment. The development of the one segment approach corresponded to the implementation of our refinement in strategic focus in late 2002, and represents management’s view of our operations.

          We operate on a worldwide basis with two locations in the United States and one location in the United Kingdom, which are categorized below as North America and Europe, respectively.  Revenues are allocated where the work is performed and not based upon the location of the client or the study.

Back to Index

          Geographic information is as follows (in thousands of dollars):

	Three Months Ended March 31, 2004

	North America	Europe	Total

License revenues	$2,295	$158	$2,453
Service revenues	15,553	2,458	18,010
Site support revenues	4,539	1,089	5,629

Net revenues from external customers	$22,387	$3,705	$26,092

Income from operations	$11,270	$776	$12,046
Long-lived assets	$14,509	$4,010	$18,519
Identifiable assets	$99,763	$8,683	$108,446

	Three Months Ended March 31, 2005

	North America	Europe	Total

License revenues	$1,021	$642	$1,663
Service revenues	12,261	3,641	15,902
Site support revenues	4,433	916	5,349

Net revenues from external customers	$17,715	$5,199	$22,914

Income from operations	$5,699	$1,184	$6,883
Long-lived assets	$16,129	$9,181	$25,310
Identifiable assets	$107,452	$10,687	$118,139

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

          The following discussion and analysis should be read in conjunction with our financial statements and the related notes to the consolidated financial statements appearing elsewhere in this Form 10-Q. The following includes a number of forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to future events and financial performance. We use words such as anticipate, believe, expect, intend, and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to risks and uncertainties such as the company’s ability to obtain new contracts and accurately estimate net revenues due to uncertain regulatory guidance, variability in size, scope and duration of projects, and internal issues at the sponsoring client, competitive factors, technological development, and market demand. These and other risk factors have been further discussed in our Form 10-K for the year ended December 31, 2004. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further information on potential factors that could affect our financial results can be found throughout this Form 10-Q and our other reports filed with the Securities and Exchange Commission.

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

          Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation and new drug, biologic and device application submission.  We offer Cardiac Safety services, which are utilized by clinical trial sponsors and Clinical Research Organizations (CROs) during the conduct of clinical trials, including comprehensive Thorough QTc studies.  Services may be provided through the Digital ECG Franchise program, which offers a unique approach designed to address the growing capacity demands for eRT’s ECG services through partnerships with sponsors that desire dedicated resources within eRT to address specific levels of cardiac safety monitoring transactions.  Additionally, we offer the licensing and, at the client’s option, hosting of our proprietary Clinical Data Management software products and the provision of maintenance and consulting services in support of our proprietary Clinical Data Management software products.  We offer the following products and services on a global basis:

EXPeRT®.  EXPeRT® Cardiac Safety services provide intelligent, workflow-enabled cardiac safety data collection, interpretation and distribution of electrocardiographic (ECG) data and images, as well as analysis and cardiologist interpretation of ECGs performed on research subjects in connection with our clients’ clinical trials.  In addition, we establish rules for standardized, semi-automated and automated workflow management, allowing audit trail accounting and generating safety and operational metrics reports for sponsors and investigators. Also included in EXPeRT® Cardiac Safety services is FDA XML delivery which provides for the delivery of ECGs, encapsulated in the now approved FDA XML schema standard, to Cardiac Safety customers.

eRC™. eResearch Community™ (eRC) is a central command and control portal that provides real-time information related to monitoring clinical trial activities, data quality and safety.

eDE™.  eData Entry™ (eDE) technology provides a comprehensive electronic data capture (EDC) system comprised of technology and consulting services formulated to deliver rapid time to benefit for electronic trial initiatives.

eResNet™. The eResearch Network™ (eResNet) technology provides an integrated end-to-end clinical research solution that includes trials, data and safety management modules.

Back to Index

Project Assurance/Implementation Assurance.  We provide a full spectrum of consulting services for all of our products that augment the study management and implementation efforts of clients in support of their clinical research requirements.

          Our license revenues consist of license fees for perpetual licenses and monthly and annual license sales. Our services revenues consist of Cardiac Safety services, technology consulting and training services and software maintenance services. Our site support revenue consists of cardiac safety equipment rentals and sales along with related supplies and freight.

          We recognize software revenues in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9. Accordingly, we recognize up-front license fee revenues under the residual method when a formal agreement exists, delivery of the software and related documentation has occurred, collectability is probable and the license fee is fixed or determinable. We recognize monthly and annual license fee revenues over the term of the arrangement. Hosting service fees are recognized evenly over the term of service. Cardiac Safety services revenues consist of fee for service revenues and are recognized as the services are performed.  Site support revenues are recognized at the time of sale or over the rental period. We recognize revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. We provide consulting and training services on a time and materials basis and recognize revenues as we perform the services.

          For arrangements with multiple deliverables where the fair value of each element is known, the revenue is allocated to each component based on the relative fair values of each element.  For arrangements with multiple deliverables where the fair value of the delivered element is not known, revenue is allocated to each component of the arrangement using the residual method provided that the fair value of all undelivered elements is known.  Fair values for undelivered elements are based primarily upon stated renewal rates for future products or services.

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

          We conduct our operations through offices in the United States and the United Kingdom (UK). Our international net revenues represented approximately 14% and 23% of total net revenues for the three months ended March 31, 2004 and 2005, respectively.  The increase in the percentage of UK revenues is due to our management assigning more studies to the UK location. Revenues are allocated to locations where the work is performed and not based upon the location of the client or the study.

Back to Index

Results of Operations

Recent Developments

          On April 27, 2005, we announced that our Board of Directors consented to the acquisition by Blum Capital Partners, L.P. (Blum Capital) or its affiliates of shares of our common stock which would result in Blum Capital becoming an “interested stockholder” within the meaning of Section 203 of the Delaware General Corporation Law (the “GCL”). The purpose of the Board’s approval was to render the limitations set forth in Section 203(a) of the GCL inapplicable to Blum Capital.  The approval of the Board was conditioned upon Blum Capital agreeing that, without the Board’s approval, Blum Capital will not acquire beneficial ownership of 20% or more of our outstanding common stock.

          In addition, the Board increased the number of directors from eight to nine and appointed John H. Park, CFA, to fill the vacancy created by the increase. Although Mr. Park’s term of office will not expire until the 2008 Annual Meeting of Stockholders, the Board will submit Mr. Park’s Board appointment to our stockholders for their ratification at the 2006 annual meeting and Mr. Park has agreed to resign if the stockholders do not ratify his appointment.  Mr. Park is a Partner of Blum Capital.

          On May 3, 2005, we announced that our Board of Directors authorized the purchase of up to an additional 10 million shares of our common stock, which extends the previously announced stock buy-back program to authorize the repurchase of a total of 12.5 million shares.  The buy-back authorization allows us to make purchases from time to time on the open market at prevailing prices or in privately negotiated transactions. Our management will make the purchase decisions based upon market conditions and other considerations.

Executive Overview

          As we discussed in our press release issued on March 10, 2005 and reiterated in our conference call regarding first quarter results on April 27, 2005, there continues to be significant uncertainty in the clinical research and drug development industry, due in part to evolving regulatory guidance.  In our Form 10-K for the fiscal year ended December 31, 2004, see “Risks Related to Our Business---Extensive governmental regulation of the clinical trial process could require costly modifications to our products, adversely affect prospective clients’ willingness to use our products and could increase competition and reduce our market share.”  We believe that this uncertainty continues to delay new contract signings and extend the time for initiation of new studies.  Although we believe that further clarification of this regulatory guidance will be provided in the second or third quarter of 2005 and that the continued uncertainty that we believe has temporarily impacted our industry may be alleviated, our results of operations may continue to be adversely affected if this clarification is delayed or does not adequately address the uncertainty in the industry.

          Regulatory bodies, such as the United States Food and Drug Administration (FDA) and the International Conference on Harmonization (ICH), provide guidance on the clinical trial process.  This guidance can have a significant influence on the decisions made by our clients and potential clients regarding the use of our services.  For example, in the June 2004 ICH release, E14: The Clinical Evaluation of QT/QTc Interval Prolongation and Proarrhythmic Potential for Non-Antiarrhythmic Drugs (Step 3), it was suggested that semi-automated processing of electrocardiograms may be found acceptable in certain instances.  Semi-automated processing uses software algorithm placed measurements that are later adjudicated by a cardiac specialist or physician.  We have historically been a leader in the industry in manual processing and we now also provide semi-automated processing with the same service level commitments to our customers as we have with our manual processing. Our manual processing includes manually performed measurements using our on screen, high resolution caliper placement system which are later interpreted by a cardiologist.

Back to Index

          The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended March 31,

	2004	2005

Net revenues:
Licenses	9.4%	7.3%
Services	69.0	69.4
Site support	21.6	23.3

Total net revenues	100.0	100.0

Costs of revenues:
Cost of licenses	0.5	0.6
Cost of services	22.9	28.3
Site support	9.1	13.9

Total costs of revenues	32.5	42.8

Gross margin	67.5	57.2

Operating expenses:
Selling and marketing	9.4	10.2
General and administrative	8.2	12.7
Research and development	3.7	4.3

Total operating expenses	21.3	27.2

Operating income	46.2	30.0
Other income (expense) net	0.4	0.0

Income before income taxes	46.6	30.0
Income tax provision	18.7	12.2

Net income	27.9%	17.8%

Back to Index

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

The following table presents statements of operations with product line detail (in thousands):

	Three Months Ended March 31,

	2004	2005	Increase (Decrease)

Licenses:
Net revenues	$2,453	$1,663	$(790)	(32.2%)
Costs of revenues	122	133	11	9.0%

Gross margin	$2,331	$1,530	$(801)	(34.4%)

Services:
Cardiac Safety
Net revenues	$16,021	$14,122	$(1,899)	(11.9%)
Costs of revenues	4,934	5,682	748	15.2%

Gross margin	$11,087	$8,440	$(2,647)	(23.9%)

Technology consulting and training
Net revenues	$845	$594	$(251)	(29.7%)
Costs of revenues	759	514	(245)	(32.3%)

Gross margin	$86	$80	$(6)	(7.0%)

Software maintenance
Net revenues	$1,144	$1,186	$42	3.7%
Costs of revenues	292	294	2	0.7%

Gross margin	$852	$892	$40	4.7%

Total services
Net revenues	$18,010	$15,902	$(2,108)	(11.7%)
Costs of revenues	5,985	6,490	505	8.4%

Gross margin	$12,025	$9,412	$(2,613)	(21.7%)

Site support:
Net revenues	$5,629	$5,349	$(280)	(5.0%)
Costs of revenues	2,363	3,183	820	34.7%

Gross margin	$3,266	$2,166	$(1,100)	(33.7%)

Total:
Net revenues	$26,092	$22,914	$(3,178)	(12.2%)
Costs of revenues	8,470	9,806	1,336	15.8%

Gross margin	17,622	13,108	(4,514)	(25.6%)

Operating expenses:
Selling and marketing	2,453	2,338	(115)	(4.7%)
General and administrative	2,150	2,896	746	34.7%
Research and development	973	991	18	1.8%

Total operating expenses	5,576	6,225	649	11.6%

Operating income	12,046	6,883	(5,163)	(42.9%)
Other income (expense), net	108	(5)	(113)	(104.6%)

Income before income taxes	12,154	6,878	(5,276)	(43.4%)
Income tax provision	4,886	2,806	(2,080)	(42.6%)

Net income	$7,268	$4,072	$(3,196)	(44.0%)

Back to Index

          The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended March 31,

	2004	2005	Increase (Decrease)

Cost of licenses	5.0%	8.0%	3.0%
Cost of services:
Cardiac Safety	30.8%	40.2%	9.4%
Technology consulting and training	89.8%	86.5%	(3.3%)
Software maintenance	25.5%	24.8%	(0.7%)
Total cost of services	33.2%	40.8%	7.6%
Cost of site support	42.0%	59.5%	17.5%
Total costs of revenues	32.5%	42.8%	10.3%
Operating expenses:
Selling and marketing	9.4%	10.2%	0.8%
General and administrative	8.2%	12.7%	4.5%
Research and development	3.7%	4.3%	0.6%

          License revenues decreased primarily due to a decrease in the revenue from the sale of perpetual licenses primarily due to the fact that the average license revenue for each of the perpetual licenses sold in the first quarter of 2004 generated license revenues substantially in excess of the licenses sold in the first quarter of 2005.  This is largely the result of the mix of licenses sold and the number of users for each license.

          The decrease in Cardiac Safety service revenues was primarily due to a decrease in sales volume, including a decrease in transactions performed and a decrease in average revenue per transaction.  The decrease in sales volume in the first quarter of 2005 was partially attributed to a decrease in comprehensive Thorough QTc studies.  Thorough QTc studies are typically of large volume and of short duration, with ECGs performed over a two to six month period. As a result, revenues resulting from Thorough QTc studies are more difficult to predict.  The decrease in average revenue per transaction is largely due to the impact of increased activity in franchise accounts which generally include lower fees per transaction than other studies.  In addition, if drug sponsors shift towards semi-automated processing using software algorithm placed measurements in place of our manual high-resolution caliper placement system, more competitors may join our market, thus reducing pricing and our market share.  The effect of such action may reduce our average revenue per transaction.

          Technology consulting and training revenues decreased primarily due to a reduction in consulting on Clinical Data Management software products as there were several larger consulting engagements in the first quarter of 2004 with nothing of a comparable size in the first quarter of 2005.

          Site support revenue decreased primarily due to a decrease in the revenue from the rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures and related sales of supplies. The decrease in sales volume in the first quarter of 2005 was partially attributed to a decrease in comprehensive Thorough QTc studies.  These decreases were partially offset by equipment sales of $515,000 in the first quarter of 2005 while equipment sales in the first quarter of 2004 were immaterial.  We have seen increased interest from clients in purchasing equipment during the latter part of 2004 and year-to-date 2005 which could indicate additional sales might occur in future periods.

          The increase in the cost of Cardiac Safety services, both in absolute terms and as a percentage of Cardiac Safety service revenues, was primarily due to an increase in labor, depreciation and increased facilities and other costs associated with expanding capabilities to meet the past and expected growth in Cardiac Safety service revenues. Partially offsetting these increases is a reduction in amortization expense related to internal use software costs and a reduction in incentive bonuses due to higher targets set for the first quarter of 2005 that were not fully achieved.  See “Liquidity and Capital Resources” for additional information related to internal use software. The increase in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was also due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

Back to Index

          The decrease in the cost of technology consulting and training services, both in absolute terms and as a percentage of technology consulting and training service revenues, was primarily due to a reduction in third-party consulting costs which is partially attributable to the decrease in related revenue and a reduction in incentive bonuses due to higher targets set for the first quarter of 2005 that were unmet.

          The increase in the cost of site support, both in absolute terms and as a percentage of site support revenues, was due primarily to an increase in rental and depreciation costs associated with cardiac safety rental equipment, cost of equipment sold in the first quarter of 2005 and other costs associated with expanding capabilities to meet the past and expected growth in site support activities, including the addition of new dedicated site support facilities in both the US and UK during 2004.

          The decrease in selling and marketing expenses was primarily due to lower commissions that resulted from a decrease in commissionable revenue and the conversion of certain business development directors from incentive compensation primarily based upon commission to one primarily based upon bonus.  In the first quarter of 2005, bonus targets generally exceeded actual performance, and resulted in lower incentive bonuses compared to the first quarter of 2004.  The increase in selling and marketing expenses as a percentage of total net revenues was due to maintaining other selling and marketing expenditures despite the decrease in total net revenues.

          The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to costs incurred in the first quarter of 2005 for consultants assisting with fiscal 2004 internal control work required by the Sarbanes-Oxley Act as well as increased audit and internal control attestation fees of our independent registered public accountants and higher labor costs due to new hires. These increases were partially offset by a reduction in incentive bonuses due to higher targets in the first quarter of 2005 that were not fully achieved. The increase in general and administrative expenses as a percentage of total net revenues was also due to the decrease in net revenues and the fact that general and administrative expenses do not necessarily increase or decrease with changes in revenues.

          Other income (expense), net, consisted primarily of interest income realized from our cash, cash equivalents and short-term investments, net of interest expense related to capital lease obligations. In the first quarter of 2005, other income (expense), net also included an investment impairment charge of $284,000 which was the result of continued negative market conditions affecting the carrying value of our investment in Essential Group, Inc.  At March 31, 2005, the carrying value for Essential Group, Inc. was $225,000.  Exclusive of the investment impairment charge, other income, net increased $171,000 primarily due to higher balances of cash, cash equivalents and short-term investments in the first quarter of 2005 as well as a shift to higher yielding money market investments and a decrease in interest expense related to capital leases in the first quarter of 2005.

          Our effective tax rate was 40.2% and 40.8% for the three months ended March 31, 2004 and 2005, respectively. The first quarter of 2005 tax rate is comparable to the effective tax rate for the entire fiscal year 2004 which increased from the first quarter of 2004 primarily due to increased income before taxes with relatively static offsets such as tax credits for research and development. As income increased, the impact of these tax offsets has decreased as a percentage of income before income taxes, and as a result, the effective tax rate has increased.

Liquidity and Capital Resources

          At March 31, 2005, we had $38.9 million of cash and cash equivalents and $31.9 million invested in short-term investments.  We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper.

          For the three months ended March 31, 2005, our operations provided cash of $5.0 million compared to $13.4 million during the three months ended March 31, 2004. The change was primarily the result of a reduction in deferred revenues due to franchise activity exceeding franchise payments in the first quarter of 2005 compared to the first quarter of 2004 where deferred revenue increased as franchise payments exceeded franchise activity.  The decrease in operating cash flow was also attributed to lower operating income and smaller income tax benefits related to stock options recognized during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  This change was partially offset by a

Back to Index

much smaller increase in accounts receivable due to lower revenue and the impact of franchise study activity, which is largely prepaid.

          For the three months ended March 31, 2005, our investing activities used cash of $12.1 million compared to $11.3 million during the three months ended March 31, 2004.  The change was primarily the result of the net purchases of short-term investments, which totaled $9.0 million for the three months ended March 31, 2005, compared to $7.3 million for the three months ended March 31, 2004.

          During the three months ended March 31, 2005, we capitalized $3.1 million of property and equipment compared to $4.0 million capitalized in the first quarter of 2004. The decrease was primarily the result of software purchased in the first quarter of 2004 used in the development of the upgrade to EXPeRT® as discussed below.

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

          In mid-August of 2004, we revised our estimated timing for the completion of the upgrade to EXPeRT® to continue the development work through the fourth quarter of 2005 as opposed to the first quarter of 2005, as we previously had estimated. As this upgrade will replace many parts of the existing EXPeRT® product, we previously had accelerated the amortization of previously capitalized labor and consulting costs to fully amortize the associated costs of the existing EXPeRT® product by the end of the first quarter of 2005, which increased monthly amortization expense by $76,000 beginning in the fourth quarter of 2003. Beginning in mid-August of 2004, we revised the amortization period for previously capitalized labor and consulting costs to fully amortize the associated costs of the existing EXPeRT® product by the end of the fourth quarter of 2005, which decreased monthly amortization expense by $76,000 beginning in mid-August 2004.  At the beginning of April 2005, we decided to extend the life of the existing EXPeRT® product to co-exist with the upgrade and will extend the depreciation period through August 2006 which coincides with our standard useful life for internal use software of four years.  This will result in a decrease in monthly amortization expense of $32,000 beginning in April 2005.

          The following table presents the internal use software costs and related amortization as of March 31, 2005, with the exception of EXPeRT® which reflects the changes to be made in April 2005 as noted above (in thousands):

	Amortization Start Date	Labor and Consulting	Related Direct Costs of Materials	Total Capitalized Costs	Monthly Amortization	Accumulated Amortization

EXPeRT®
Initial costs	August 2002	$2,618	$1,413	$4,031	$54	$3,143
Additional costs	April 2003	1,003	50	1,053	13	831
Semi-automated ECG processing software
Initial costs	February 2004	449	361	810	17	237
Enhancements	October 2004	380	—	380	8	48
Additional enhancements	May 2005	377	—	377	—	—
Upgrade to EXPeRT®	March 2006 (estimated)	2,646	1,139	3,785	—	—

Total		$7,473	$2,963	$10,436	$92	$4,259

Back to Index

          For the three months ended March 31, 2005, our financing activities provided cash of $226,000 compared to cash provided of $706,000 for the three months ended March 31, 2004. The change was primarily the result of lower net proceeds from exercise of stock options in the first quarter of 2005 as compared to the first quarter of 2004.

          We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. For the three months ended March 31, 2005, we had no outstanding borrowings under the line.

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

          As noted in Recent Developments, the stock buy-back program was recently extended by 10 million shares to a total of 12.5 million shares.  The purchase of a majority of the shares authorized could require us to use a significant portion of our cash, cash equivalents and short-term investments and could also require us to seek additional external financing.  The stock buy-back authorization allows us, but does not require us to purchase the authorized shares.

Inflation

          We believe the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          Our primary financial market risks include fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

          We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended March 31, 2005 would have decreased by approximately $175,000. This estimate assumes that the decrease occurred on the first day of 2005 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See “Liquidity and Capital Resources” as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

          Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the three months ended March 31, 2005 by less than $120,000.

Back to Index

Item 4.  Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of March 31, 2005.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our Company (including our consolidated subsidiaries) in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

Part II.  Other Information

Item 6.  Exhibits

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

eResearchTechnology, Inc.
(Registrant)

Date May 5, 2005	By:	Joseph A. Esposito

Joseph A. Esposito
President and Chief Executive Officer, Director (Principal executive officer)

Date: May 5, 2005	By:	Bruce Johnson

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