Form 10-Q
period 2005-06-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2005-08-04
CIK 1026650

     UNITED STATES

     SECURITIES AND EXCHANGE COMMISSION

     WASHINGTON, D.C. 20549

     FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2005.

     or

Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transitional period from__________________ to__________________

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

The number of shares of Common Stock, $.01 par value, outstanding as of July 29, 2005, was 50,363,767.

Back to Contents

     eResearchTechnology, Inc. and Subsidiaries

Back to Contents

Part 1. Financial Information
Item 1. Consolidated Financial Statements

eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands of dollars, except per share amounts)

	December 31, 2004	June 30, 2005

		(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$45,806	$40,661
Short-term investments	22,942	33,217
Accounts receivable, net	14,798	11,055
Prepaid expenses and other	3,522	6,872
Deferred income taxes	323	323

Total current assets	87,391	92,128

Property and equipment, net	25,204	25,882
Goodwill	1,212	1,212
Other assets	782	485
Deferred income taxes	1,936	962

Total assets	$116,525	$120,669

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,455	$3,000
Accrued expenses	4,318	4,162
Income taxes payable	2,147	687
Current portion of capital lease obligations	233	141
Deferred revenues	20,325	20,742

Total current liabilities	29,478	28,732

Capital lease obligations, excluding current portion	193	124

Commitments and contingencies

Stockholders’ Equity:
Preferred stock – $10.00 par value, 500,000 shares authorized,
none issued and outstanding	—	—
Common stock – $.01 par value, 175,000,000 shares authorized,
56,396,696 and 56,619,865 shares issued, respectively	564	566
Additional paid-in capital	69,694	71,402
Accumulated other comprehensive income	1,601	1,055
Retained earnings	46,550	52,588
Treasury stock, 6,067,519 and 6,267,519 shares
at cost, respectively	(31,555)	(33,798)

Total stockholders’ equity	86,854	91,813

Total liabilities and stockholders’ equity	$116,525	$120,669

     The accompanying notes are an integral part of these statements.

Back to Contents

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2005	2004	2005
Net revenues:
Licenses	$2,670	$1,746	$5,123	$3,409
Services	20,308	11,245	38,318	27,147
Site support	5,186	4,586	10,815	9,935

Total net revenues	28,164	17,577	54,256	40,491

Costs of revenues:
Cost of licenses	231	104	353	237
Cost of services	6,081	5,576	12,066	12,066
Cost of site support	2,582	3,148	4,945	6,331

Total costs of revenues	8,894	8,828	17,364	18,634

Gross margin	19,270	8,749	36,892	21,857

Operating expenses:
Selling and marketing	2,364	2,107	4,817	4,445
General and administrative	2,350	2,639	4,500	5,535
Research and development	1,042	903	2,015	1,894

Total operating expenses	5,756	5,649	11,332	11,874

Operating income	13,514	3,100	25,560	9,983
Other income, net	84	170	192	165

Income before income taxes	13,598	3,270	25,752	10,148
Income tax provision	5,466	1,304	10,352	4,110

Net income	$8,132	$1,966	$15,400	$6,038

Basic net income per share	$0.16	$0.04	$0.30	$0.12

Diluted net income per share	$0.15	$0.04	$0.28	$0.11

Shares used to calculate basic
net income per share	51,579	50,388	51,256	50,379

Shares used to calculate diluted
net income per share	55,571	53,133	55,488	53,229

     The accompanying notes are an integral part of these statements.

Back to Contents

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands of dollars)
(unaudited)

	Six Months Ended June 30,

	2004	2005
Operating activities:
Net income	$15,400	$6,038
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,143	5,209
Cost of sale of equipment	—	281
Provision for uncollectible accounts	84	89
Stock option income tax benefits	9,954	993
Investment impairment charge	—	284
Changes in operating assets and liabilities:
Accounts receivable	(3,716)	3,552
Prepaid expenses and other	(1,577)	(3,026)
Accounts payable	290	569
Accrued expenses	(348)	(211)
Income taxes	(1,089)	(486)
Deferred revenues	7,010	524

Net cash provided by operating activities	30,151	13,816

Investing activities:
Purchases of property and equipment	(7,313)	(6,726)
Purchases of short-term investments	(17,552)	(23,025)
Proceeds from sales of short-term investments	9,723	12,750

Net cash used in investing activities	(15,142)	(17,001)

Financing activities:
Repayment of capital lease obligations	(324)	(161)
Proceeds from exercise of stock options	2,681	722
Repurchase of common stock for treasury	—	(2,243)

Net cash provided by (used in) financing activities	2,357	(1,682)

Effect of exchange rate changes on cash	42	(278)

Net increase (decrease) in cash and cash equivalents	17,408	(5,145)
Cash and cash equivalents, beginning of period	38,364	45,806

Cash and cash equivalents, end of period	$55,772	$40,661

     The accompanying notes are an integral part of these statements.

Back to Contents

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company” or “we”) and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission and in this Form 10-Q.

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

     Amortization of capitalized software development costs is charged to cost of revenues.  Amortization of capitalized software development costs was $597,000 and $304,000 for the three months ended June 30, 2004 and 2005, respectively, and $1,178,000 and $674,000 for the six months ended June 30, 2004 and 2005, respectively. For the six months ended June 30, 2004 and 2005, we capitalized $1,039,000 and $1,650,000, respectively, of software development costs related to labor and consulting, and $1,139,000 and $0, respectively, of software development costs related to direct costs of materials.  As of June 30, 2005, $4,708,000 of capitalized costs have not yet been placed in service and are therefore not being amortized.

Long-lived Assets

     In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At June 30, 2005, no impairment was indicated.

Back to Contents

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

Stock-Based Compensation

     In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” was issued. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123.

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

     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option plans (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2005	2004	2005

Net income, as reported	$8,132	$1,966	$15,400	$6,038
Deduct: Net stock-based employee compensation expense
determined under fair value based method, net of related
tax effects	(1,210)	(846)	(1,915)	(1,528)

Pro forma net income	$6,922	$1,120	$13,485	$4,510

Earnings per share:
Basic – as reported	$0.16	$0.04	$0.30	$0.12
Basic – pro forma	$0.13	$0.02	$0.26	$0.09

Diluted – as reported	$0.15	$0.04	$0.28	$0.11
Diluted – pro forma	$0.12	$0.02	$0.24	$0.08

     Pro forma net income reflects only options granted through June 30, 2005 and, therefore, may not be representative of the effect for future periods.

Back to Contents

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

     The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

Three Months Ended June 30,
			Per
2004	Net		Share
	Income	Shares	Amount
Basic net income	$8,132	51,579	$0.16
Effect of dilutive shares	—	3,992	(0.01)

Diluted net income	$8,132	55,571	$0.15

2005

Basic net income	$1,966	50,388	$0.04
Effect of dilutive shares	—	2,745	—

Diluted net income	$1,966	53,133	$0.04

Six Months Ended June 30,
			Per
2004	Net		Share
	Income	Shares	Amount
Basic net income	$15,400	51,256	$0.30
Effect of dilutive shares	—	4,232	(0.02)

Diluted net income	$15,400	55,488	$0.28

2005

Basic net income	$6,038	50,379	$0.12
Effect of dilutive shares	—	2,850	(0.01)

Diluted net income	$6,038	53,229	$0.11

     In computing diluted net income per share, 1,185,000 options to purchase shares of common stock were excluded from the computations for the three and six months ended June 30, 2005. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective periods.

Back to Contents

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income	$8,132	$1,966	$15,400	$6,038

Other comprehensive income (loss):
Currency translation adjustment	(58)	(340)	71	(546)

Comprehensive income	$8,074	$1,626	$15,471	$5,492

Note 5. Recent Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. In April 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided additional guidance in implementing SFAS No. 123R without modifying the conclusions or requirements of SFAS No. 123R. In April 2005, the SEC also deferred the effective date of SFAS No. 123R for many registrants, including our company. The deferral now requires the adoption to be effective for our company no later than the first annual period beginning after June 15, 2005. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Accordingly, we do not recognize any compensation expense related to stock option grants that we issue under our stock option plans. Under the new rules, we will be required to adopt a fair value based method for measuring the expense and this may materially impact our future reported results of operations. We are evaluating the impact on our results from adopting SFAS No. 123R, and we expect it to be comparable to the pro forma effects of applying the original SFAS No. 123 (see “Stock-Based Compensation” in Note 2 for further details).

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates an exception in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for us for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have an impact on our consolidated financial position, results of operations or cash flows.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  SFAS No. 154 replaces APB Opinion 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company’s consolidated financial statements.

Back to Contents

Note 6. Operating Segments / Geographic Information

     Since 2003, we have considered our operations to consist of one segment as this represents management’s view of our operations. We operate on a worldwide basis with two locations in the United States and one location in the United Kingdom, which are categorized below as North America and Europe, respectively. Revenues are allocated where the work is performed and not based upon the location of the client or the study.

     Geographic information is as follows (in thousands of dollars):

	Three Months Ended June 30, 2004

	North America	Europe	Total

License revenues	$2,527	$143	$2,670
Service revenues	17,840	2,468	20,308
Site support revenues	4,245	941	5,186

Net revenues from external customers	$24,612	$3,552	$28,164

Operating income	$12,885	$629	$13,514
Long-lived assets	$14,661	$4,956	$19,617
Identifiable assets	$116,419	$8,871	$125,290

	Three Months Ended June 30, 2005

	North America	Europe	Total

License revenues	$1,420	$326	$1,746
Service revenues	9,108	2,137	11,245
Site support revenues	4,054	532	4,586

Net revenues from external customers	$14,582	$2,995	$17,577

Operating income (loss)	$3,470	$(370)	$3,100
Long-lived assets	$16,481	$9,401	$25,882
Identifiable assets	$110,225	$10,444	$120,669

	Six Months Ended June 30, 2004

	North America	Europe	Total

License revenues	$4,822	$301	$5,123
Service revenues	33,393	4,925	38,318
Site support revenues	8,784	2,031	10,815

Net revenues from external customers	$46,999	$7,257	$54,256

Operating income	$24,155	$1,405	$25,560
Long-lived assets	$14,661	$4,956	$19,617
Identifiable assets	$116,419	$8,871	$125,290

	Six Months Ended June 30, 2005

	North America	Europe	Total

License revenues	$2,440	$969	$3,409
Service revenues	21,370	5,777	27,147
Site support revenues	8,487	1,448	9,935

Net revenues from external customers	$32,297	$8,194	$40,491

Operating income	$9,169	$814	$9,983
Long-lived assets	$16,481	$9,401	$25,882
Identifiable assets	$110,225	$10,444	$120,669

Back to Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements appearing elsewhere in this Form 10-Q. The following discussion includes a number of forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to future events and financial performance. We use words such as anticipate, believe, expect, intend, and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to risks and uncertainties such as the company's ability to obtain new contracts and accurately estimate net revenues due to uncertain regulatory guidance, variability in size, scope and duration of projects, and internal issues at the sponsoring client, competitive factors, technological development, and market demand. These and other risk factors have been further discussed in our Form 10-K for the year ended December 31, 2004. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further information on potential factors that could affect our financial results can be found throughout this Form 10-Q and our other reports filed with the Securities and Exchange Commission.

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

     Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation and new drug, biologic and device application submission. We offer Cardiac Safety services, which are utilized by clinical trial sponsors and Clinical Research Organizations (CROs) during the conduct of clinical trials, including comprehensive Thorough QTc studies. Services may be provided through the Digital ECG Franchise program, which offers a unique approach designed to address the capacity demands for eRT's ECG services through partnerships with sponsors that desire dedicated resources within eRT to address specific levels of cardiac safety monitoring transactions. Additionally, we offer the licensing and, at the client’s option, hosting of our proprietary Clinical Data Management software products and the provision of maintenance and consulting services in support of our proprietary Clinical Data Management software products. We offer the following products and services on a global basis:

EXPeRT®. EXPeRT® Cardiac Safety services provide intelligent, workflow-enabled cardiac safety data collection, interpretation and distribution of electrocardiographic (ECG) data and images, as well as analysis and cardiologist interpretation of ECGs performed on research subjects in connection with our clients' clinical trials. In addition, we establish rules for standardized, semi-automated and automated workflow management, allowing audit trail accounting and generating safety and operational metrics reports for sponsors and investigators. Also included in EXPeRT® Cardiac Safety services is FDA XML delivery which provides for the delivery of ECGs, encapsulated in the now approved FDA XML schema standard, to Cardiac Safety customers.

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

Back to Contents

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

     We conduct our operations through offices in the United States and the United Kingdom (UK). Our international net revenues represented approximately 13% and 20% of total net revenues for the six months ended June 30, 2004 and 2005, respectively. The increase in the percentage of UK revenues is due an increase in UK revenues and a decrease in US revenues resulting from management’s decision to assign more studies to the UK location. The shift in revenue to the UK combined with the decrease in consolidated revenues resulted in the increase in the percentage of UK revenues to total revenues. Revenues are allocated to locations where the work is performed and not based upon the location of the client or the study.

Back to Contents

Results of Operations

Recent Developments

     On May 12, 2005, the International Committee on Harmonization (ICH) ratified implementation (step 4) of the cardiac safety monitoring guidance provided in E14: The Clinical Evaluation of QT/QTc Interval Prolongation and Proarrhythmic Potential for Non-Antiarrhythmic Drugs. The guidance confirms previous guidance reinforcing the need for routine cardiac safety testing as well as Thorough QTc testing for all compounds entering the blood stream commencing early in clinical development to provide maximum guidance for later trials, as well as testing for all compounds in Phase III prior to submission for approval.

Executive Overview

     As we discussed in our press release issued on March 10, 2005 and reiterated in our conference call regarding second quarter results on July 27, 2005, there has been significant uncertainty in the clinical research and drug development industry, due in part to evolving regulatory guidance concerning cardiac safety. For additional information on the risks associated with governmental regulation on our business, see “Risks Related to Our Business–Extensive governmental regulation of the clinical trial process could require costly modifications to our products, adversely affect prospective clients’ willingness to use our products and could increase competition and reduce our market share” in our Form 10-K for the fiscal year ended December 31, 2004. We believe that this uncertainty delayed new contract signings and extended the time for initiation of new studies. Although we believe that the ICH E14 guidance should eventually alleviate the uncertainty and that the timing of this worldwide ratification is particularly important as it allows enough time in 2005 for companies to budget accordingly for these studies and incorporate them into their development plans in 2006 and beyond, we believe the uncertainty has temporarily impacted our industry, and that our results of operations have been adversely affected and could continue to be adversely affected until the guidance is fully adopted by our clients.

     Regulatory bodies, such as the United States Food and Drug Administration (FDA) and the ICH, provide guidance on the clinical trial process. This guidance can have a significant influence on the decisions made by our clients and potential clients regarding the use of our services.

Back to Contents

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net revenues:
Licenses	9.5%	9.9%	9.4%	8.4%
Services	72.1%	64.0%	70.7%	67.1%
Site support	18.4%	26.1%	19.9%	24.5%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Costs of revenues:
Cost of licenses	0.8%	0.6%	0.7%	0.6%
Cost of services	21.6%	31.7%	22.2%	29.8%
Cost of site support	9.2%	17.9%	9.1%	15.6%

Total costs of revenues	31.6%	50.2%	32.0%	46.0%

Gross margin	68.4%	49.8%	68.0%	54.0%

Operating expenses:
Selling and marketing	8.4%	12.0%	8.9%	11.0%
General and administrative	8.3%	15.1%	8.3%	13.6%
Research and development	3.7%	5.1%	3.7%	4.7%

Total operating expenses	20.4%	32.2%	20.9%	29.3%

Operating income	48.0%	17.6%	47.1%	24.7%
Other income, net	0.3%	1.0%	0.4%	0.4%

Income before income taxes	48.3%	18.6%	47.5%	25.1%
Income tax provision	19.4%	7.4%	19.1%	10.2%

Net income	28.9%	11.2%	28.4%	14.9%

Back to Contents

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.

     The following table presents statements of operations with product line detail (in thousands):

	Three Months Ended June 30,

	2004	2005	Increase (Decrease)
Licenses:
Net revenues	$2,670	$1,746	$(924)	(34.6%)
Costs of revenues	231	104	(127)	(55.0%)

Gross margin	$2,439	$1,642	$(797)	(32.7%)

Services:
Cardiac Safety
Net revenues	$18,352	$9,610	$(8,742)	(47.6%)
Costs of revenues	5,048	4,919	(129)	(2.6%)

Gross margin	$13,304	$4,691	$(8,613)	(64.7%)

Technology consulting and training
Net revenues	$908	$453	$(455)	(50.1%)
Costs of revenues	747	404	(343)	(45.9%)

Gross margin	$161	$49	$(112)	(69.6%)

Software maintenance
Net revenues	$1,048	$1,182	$134	12.8%
Costs of revenues	286	253	(33)	(11.5%)

Gross margin	$762	$929	$167	21.9%

Total services
Net revenues	$20,308	$11,245	$(9,063)	(44.6%)
Costs of revenues	6,081	5,576	(505)	(8.3%)

Gross margin	$14,227	$5,669	$(8,558)	(60.2%)

Site support:
Net revenues	$5,186	$4,586	$(600)	(11.6%)
Costs of revenues	2,582	3,148	566	21.9%

Gross margin	$2,604	$1,438	$(1,166)	(44.8%)

Total:
Net revenues	$28,164	$17,577	$(10,587)	(37.6%)
Costs of revenues	8,894	8,828	(66)	(0.7%)

Gross margin	19,270	8,749	(10,521)	(54.6%)

Operating expenses:
Selling and marketing	2,364	2,107	(257)	(10.9%)
General and administrative	2,350	2,639	289	12.3%
Research and development	1,042	903	(139)	(13.3%)

Total operating expenses	5,756	5,649	(107)	(1.9%)

Operating income	13,514	3,100	(10,414)	(77.1%)
Other income, net	84	170	86	102.4%

Income before income taxes	13,598	3,270	(10,328)	(76.0%)
Income tax provision	5,466	1,304	(4,162)	(76.1%)

Net income	$8,132	$1,966	$(6,166)	(75.8%)

Back to Contents

     The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended June 30,
			Increase
	2004	2005	(Decrease)

Cost of licenses	8.7%	6.0%	(2.7%)
Cost of services:
Cardiac Safety	27.5%	51.2%	23.7%
Technology consulting and training	82.3%	89.2%	6.9%
Software maintenance	27.3%	21.4%	(5.9%)
Total cost of services	29.9%	49.6%	19.7%
Cost of site support	49.8%	68.6%	18.8%
Total costs of revenues	31.6%	50.2%	18.6%

Operating expenses:
Selling and marketing	8.4%	12.0%	3.6%
General and administrative	8.3%	15.1%	6.8%
Research and development	3.7%	5.1%	1.4%

     License revenues decreased primarily due to a decline in the average license revenue for each license sold. This was largely the result of the mix of licenses sold and the number of users for each license. Additionally, there was one additional license sold in 2004 compared to 2005.

     The decrease in Cardiac Safety service revenues was primarily due to a decrease in sales volume, including a decrease in transactions performed and a decrease in average revenue per transaction. The decrease in sales volume in the second quarter of 2005 was partially attributable to a decrease in comprehensive Thorough QTc studies. Thorough QTc studies are typically of large volume and of short duration, with ECGs performed over a two to six month period. As a result, revenues resulting from Thorough QTc studies are more difficult to predict. The decrease in average revenue per transaction was largely due to the impact of increased activity in franchise accounts and semi-automated processing which generally include lower fees per transaction than other studies. If drug sponsors continue to shift towards semi-automated processing using software algorithm placed measurements in place of our manual high-resolution caliper placement system, average revenue per transaction could decrease.

     Technology consulting and training revenues decreased primarily due to a reduction in consulting on Clinical Data Management software products as there was a greater number of consulting engagements in the second quarter of 2004 than in the second quarter of 2005.

     Software maintenance revenues increased due to software licenses sold after the second quarter of 2004, which increased the number of total active licenses and their related maintenance fees.

     Site support revenue decreased primarily due to a decrease in revenue from the rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures. The decrease in sales volume in the second quarter of 2005 was partially attributable to a decrease in comprehensive Thorough QTc studies. Additionally, the average revenue per equipment unit decreased due to competitive pricing in the cardiac safety services market.

     The decrease in cost of licenses, both in absolute terms and as a percentage of license revenues, was primarily due to a royalty paid in 2004 to a third-party software developer related to the sale of one of the perpetual licenses.

     The decrease in the cost of Cardiac Safety services was primarily due to a reduction in incentive bonuses due to higher targets set for the first half of 2005 that were not achieved and a reduction in amortization expense related to internal use software costs. See “Liquidity and Capital Resources” for additional information related to internal use software. Partially offsetting these decreases was an increase in labor, depreciation and increased facilities and other costs associated with expanding capabilities to meet the past and expected future growth in Cardiac Safety service revenues. The increase in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

Back to Contents

     The decrease in the cost of technology consulting and training services was primarily due to a reduction in incentive bonuses due to higher targets set for the first half of 2005 that were unmet and higher employee benefits costs in 2004 in connection with stock option exercises. The increase in the cost of technology consulting and training services as a percentage of technology consulting and training service revenues was due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

     The increase in the cost of site support, both in absolute terms and as a percentage of site support revenues, was due primarily to an increase in rental and depreciation costs associated with cardiac safety rental equipment and other costs associated with expanding capabilities to meet the past and expected growth in site support activities, including the addition of new dedicated site support facilities in both the US and UK during the second half of 2004. The increase in the cost of site support as a percentage of site support revenues was also due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

     The decrease in selling and marketing expenses was primarily due to lower commissions that resulted from a decrease in commissionable revenue and the conversion of certain business development directors from incentive compensation primarily based upon commission to incentive compensation primarily based upon bonus. In the second quarter of 2005, bonus targets generally exceeded actual performance, and resulted in lower incentive bonuses compared to the second quarter of 2004. The increase in selling and marketing expenses as a percentage of total net revenues was due to maintaining other selling and marketing expenditures, including labor, despite the decrease in total net revenues.

     The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to increased audit and internal control attestation fees of our independent registered public accountants and other professional fees and higher labor costs due to new hires. These increases were partially offset by a reduction in incentive bonuses due to higher targets in the first half of 2005 that were not achieved and a reduction in the cost of consultants related to internal control work required by the Sarbanes-Oxley Act. The increase in general and administrative expenses as a percentage of total net revenues was also due to the decrease in net revenues and the fact that general and administrative expenses do not necessarily increase or decrease with changes in revenues.

     The decrease in research and development expenses was due primarily to a reduction in consulting costs, a reduction in incentive bonuses due to higher targets in the first half of 2005 that were not achieved and the capitalization of expenditures related to internal use software development. Partially offsetting these decreases were increased labor and recruitment costs. Research and development expenses as a percentage of net revenues increased due to the decrease in net revenues and the fact that many of the research and development expenses do not necessarily increase or decrease with changes in revenues.

     The Compensation Committee of our Board of Directors has approved a revised bonus plan for all eligible employees that will be based upon achievement of targeted results for the six months ending December 31, 2005. As a result, it is possible that we will incur bonus expenses in the third and fourth quarters of 2005 while minimal bonus expenses were incurred in the six months ended June 30, 2005.

     Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and short-term investments, net of interest expense related to capital lease obligations and foreign exchange losses. Other income, net increased primarily due to a shift to higher yielding money market investments and a decrease in interest expense related to capital leases in the second quarter of 2005 as well as a negative adjustment to market value made in the second quarter of 2004. The increase was partially offset by foreign exchange losses in 2005.

     Our effective tax rate was 40.2% and 39.9% for the three months ended June 30, 2004 and 2005, respectively. The second quarter of 2005 tax rate includes an adjustment to bring the year-to-date 2005 effective tax rate to 40.5% from 40.8%. The full year 2004 effective tax rate was 40.8%. The lower effective tax rate for fiscal year 2005 was primarily due to a reduction in income before taxes with relatively static offsets such as tax credits for research and development. As income decreases, the impact of these tax offsets has increased as a percentage of income before income taxes, and as a result, the effective tax rate has decreased.

Back to Contents

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

The following table presents statements of operations with product line detail (in thousands):

	Six Months Ended June 30,

	2004	2005	Increase (Decrease)
Licenses:
Net revenues	$5,123	$3,409	$(1,714)	(33.5%)
Costs of revenues	353	237	(116)	(32.9%)

Gross margin	$4,770	$3,172	$(1,598)	(33.5%)

Services:
Cardiac Safety
Net revenues	$34,373	$23,732	$(10,641)	(31.0%)
Costs of revenues	9,982	10,601	619	6.2%

Gross margin	$24,391	$13,131	$(11,260)	(46.2%)

Technology consulting and training
Net revenues	$1,753	$1,047	$(706)	(40.3%)
Costs of revenues	1,506	918	(588)	(39.0%)

Gross margin	$247	$129	$(118)	(47.8%)

Software maintenance
Net revenues	$2,192	$2,368	$176	8.0%
Costs of revenues	578	547	(31)	(5.4%)

Gross margin	$1,614	$1,821	$207	12.8%

Total services
Net revenues	$38,318	$27,147	$(11,171)	(29.2%)
Costs of revenues	12,066	12,066	—	0.0%

Gross margin	$26,252	$15,081	$(11,171)	(42.6%)

Site support:
Net revenues	$10,815	$9,935	$(880)	(8.1%)
Costs of revenues	4,945	6,331	1,386	28.0%

Gross margin	$5,870	$3,604	$(2,266)	(38.6%)

Total
Net revenues	$54,256	$40,491	$(13,765)	(25.4%)
Costs of revenues	17,364	18,634	1,270	7.3%

Gross margin	36,892	21,857	(15,035)	(40.8%)

Operating expenses:
Selling and marketing	4,817	4,445	(372)	(7.7%)
General and administrative	4,500	5,535	1,035	23.0%
Research and development	2,015	1,894	(121)	(6.0%)

Total operating expenses	11,332	11,874	542	4.8%

Operating income	25,560	9,983	(15,577)	(60.9%)
Other income, net	192	165	(27)	(14.1%)

Income before income taxes	25,752	10,148	(15,604)	(60.6%)
Income tax provision	10,352	4,110	(6,242)	(60.3%)

Net income	$15,400	$6,038	$(9,362)	(60.8%)

Back to Contents

     The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Six Months Ended June 30,
			Increase
	2004	2005	(Decrease)

Cost of licenses	6.9%	7.0%	0.1%
Cost of services:
Cardiac Safety	29.0%	44.7%	15.7%
Technology consulting and training	85.9%	87.7%	1.8%
Software maintenance	26.4%	23.1%	(3.3%)
Total cost of services	31.5%	44.4%	12.9%
Cost of site support	45.7%	63.7%	18.0%
Total costs of revenues	32.0%	46.0%	14.0%

Operating expenses:
Selling and marketing	8.9%	11.0%	2.1%
General and administrative	8.3%	13.6%	5.3%
Research and development	3.7%	4.7%	1.0%

     License revenues decreased primarily due to a decline in the average license revenue for each license sold. This was largely the result of the mix of licenses sold and the number of users for each license.

     The decrease in Cardiac Safety service revenues was primarily due to a decrease in sales volume, including a decrease in transactions performed and a decrease in average revenue per transaction. The decrease in sales volume in the first half of 2005 was partially attributable to a decrease in comprehensive Thorough QTc studies. The decrease in average revenue per transaction was largely due to the impact of increased activity in franchise accounts and semi-automated processing which generally include lower fees per transaction than other studies.

     Technology consulting and training revenues decreased primarily due to a reduction in consulting on Clinical Data Management software products as there was a greater number of consulting engagements in the first half of 2004 than in the first half of 2005.

     Software maintenance revenues increased due to software licenses sold after the second quarter of 2004, which increased the number of total active licenses and their related maintenance fees.

     Site support revenue decreased primarily due to a decrease in the revenue from the rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures. The decrease in sales volume in the first half of 2005 was partially attributable to a decrease in comprehensive Thorough QTc studies. Additionally, the average revenue per equipment unit decreased due to competitive pricing in the cardiac safety services market.

     The decrease in cost of licenses was primarily due to a royalty paid in 2004 to a third-party software developer related to the sale of one of the perpetual licenses. The increase in cost of licenses as a percentage of license revenues was due to the decrease in perpetual license revenues which have very little incremental cost of sales and therefore revenue reductions lead to minimal cost savings.

     The increase in the cost of Cardiac Safety services, both in absolute terms and as a percentage of Cardiac Safety revenues, was primarily due to an increase in labor, depreciation and increased facilities and other costs associated with expanding capabilities to meet the past and expected future growth in Cardiac Safety service revenues. Partially offsetting these increases was a reduction in incentive bonuses due to higher targets set for the first half of 2005 that were not achieved, a reduction in amortization expense related to internal use software costs and a reduction in recruitment expenses. See “Liquidity and Capital Resources” for additional information related to internal use software. Additionally, the increase in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

Back to Contents

     The decrease in the cost of technology consulting and training services was primarily due to a reduction in incentive bonuses due to higher targets set for the first half of 2005 that were unmet, a reduction in third-party consulting costs which was partially attributable to the decrease in related revenue and higher employee benefits costs in 2004 in connection with stock option exercises. The increase in the cost of technology consulting and training services as a percentage of technology consulting and training service revenues was due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

     The increase in the cost of site support, both in absolute terms and as a percentage of site support revenues, was due primarily to an increase in rental and depreciation costs associated with cardiac safety rental equipment, cost of equipment sold in 2005 and other costs associated with expanding capabilities to meet the past and expected growth in site support activities, including the addition of new dedicated site support facilities in both the US and UK during the second half of 2004. The increase in the cost of site support as a percentage of site support revenues was also due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

     The decrease in selling and marketing expenses was primarily due to lower commissions that resulted from a decrease in commissionable revenue and the conversion of certain business development directors from incentive compensation primarily based upon commission to incentive compensation primarily based upon bonus. In 2005, bonus targets generally exceeded actual performance, and resulted in lower incentive bonuses compared to 2004. The increase in selling and marketing expenses as a percentage of total net revenues was due to maintaining other selling and marketing expenditures, including labor, despite the decrease in total net revenues.

     The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to costs incurred in the first quarter of 2005 for consultants assisting with fiscal 2004 internal control work required by the Sarbanes-Oxley Act as well as increased audit and internal control attestation fees of our independent registered public accountants and other professional fees, higher labor costs due to new hires and an increase in depreciation expense. These increases were partially offset by a reduction in incentive bonuses due to higher targets in the first half of 2005 that were not achieved. The increase in general and administrative expenses as a percentage of total net revenues was also due to the decrease in net revenues and the fact that general and administrative expenses do not necessarily increase or decrease with changes in revenues.

     The decrease in research and development expenses was due primarily to a reduction in consulting costs, a reduction in incentive bonuses due to higher targets in the first half of 2005 that were not achieved and the capitalization of expenditures related to internal use software development. Partially offsetting these decreases were increased labor and recruitment costs. Research and development expenses as a percentage of net revenues increased due to the decrease in net revenues and the fact that many of the research and development expenses do not necessarily increase or decrease with changes in revenues.

     Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and short-term investments, net of interest expense related to capital lease obligations and foreign exchange losses. Other income, net decreased primarily due to foreign exchange losses in 2005 partially offset by a shift to higher yielding money market investments and a decrease in interest expense related to capital leases in the first half of 2005 as well as a negative adjustment to market value made in the second quarter of 2004.

     Our effective tax rate was 40.2% and 40.5% for the six months ended June 30, 2004 and 2005, respectively. The full year 2004 effective tax rate was 40.8%. The lower effective tax rate for fiscal year 2005 was primarily due to a reduction in income before taxes with relatively static offsets such as tax credits for research and development. As income decreases, the impact of these tax offsets has increased as a percentage of income before income taxes, and as a result, the effective tax rate has decreased.

Back to Contents

Liquidity and Capital Resources

     At June 30, 2005, we had $40.7 million of cash and cash equivalents and $33.2 million invested in short-term investments. We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper.

     For the six months ended June 30, 2005, our operations provided cash of $13.8 million compared to $30.2 million during the six months ended June 30, 2004. The change was primarily the result of lower operating income and smaller income tax benefits related to stock options recognized during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease in operating cash flow was also attributed to a smaller increase in deferred revenues in the six months ended June 30, 2005 due to franchise activity exceeding franchise payments in the first half of 2005 compared to the first half of 2004 where franchise payments exceeded franchise activity. This change was partially offset by a decrease in accounts receivable in the six months ended June 30, 2005 compared to an increase in accounts receivable in the six months ended June 30, 2004, due to lower revenue and the impact of franchise study activity, which is largely prepaid.

     For the six months ended June 30, 2005, our investing activities used cash of $17.0 million compared to $15.1 million during the six months ended June 30, 2004. The change was primarily the result of the net purchases of short-term investments, which totaled $10.3 million for the six months ended June 30, 2005, compared to $7.8 million for the six months ended June 30, 2004.

     During the six months ended June 30, 2005, we capitalized $6.7 million of property and equipment compared to $7.3 million capitalized during the six months ended June 30, 2004. The decrease was primarily the result of software purchased in the first half of 2004 used in the development of the upgrade to EXPeRT® as discussed below.

     Included in property and equipment is internal use software associated with the development of a data and communications management services software product (EXPeRT®) used in connection with our centralized core cardiac safety ECG services. We capitalize certain internal use software costs in accordance with Statement of Position 98-1. The amortization is charged to the cost of Cardiac Safety services beginning at the time the software is ready for its intended use. The initial development costs of EXPeRT® were for the basic functionality required for this product. Additional development costs of EXPeRT® were incurred to develop new functionalities and enhancements. We started a new internal use software project to allow for semi-automated processing of ECGs in the second quarter of 2003 and further enhancements were begun in October 2004. We also began capitalizing costs associated with an upgrade to EXPeRT® (EXPeRT® 2) beginning in the fourth quarter of 2003. In April 2005, we began developing enhancements to EXPeRT® which are necessary while EXPeRT® 2 continues to be developed.

     In mid-August of 2004, we revised our estimated timing for the completion of EXPeRT® 2 to continue the development work through the fourth quarter of 2005 as opposed to the first quarter of 2005, as we previously had estimated. As this upgrade will replace many parts of the existing EXPeRT® product, we previously had accelerated the amortization of capitalized labor and consulting costs to fully amortize the associated costs of the existing EXPeRT® product by the end of the first quarter of 2005, which increased monthly amortization expense by $76,000 beginning in the fourth quarter of 2003. Beginning in mid-August of 2004, we revised the amortization period for previously capitalized labor and consulting costs to fully amortize the associated costs of the existing EXPeRT® product by the end of the fourth quarter of 2005, which decreased monthly amortization expense by $76,000 beginning in mid-August 2004. At the beginning of April 2005, we extended the life of the existing EXPeRT® product to co-exist with EXPeRT® 2 and extended the depreciation period through August 2006 which coincides with our standard useful life for internal use software of four years. This resulted in a decrease in monthly amortization expense of $32,000 beginning in April 2005.

Back to Contents

     The following table presents the internal use software costs and related amortization as of June 30, 2005 (in thousands):

	Amortization Start Date	Labor and Consulting	Related Direct Costs of Materials	Total Capitalized Costs	Monthly Amortization	Accumulated Amortization

EXPeRT®
Initial costs	August 2002	$2,618	$1,413	$4,031	$55	$3,310
Additional costs	April 2003	1,003	50	1,053	13	871
Additional enhancements	October 2005 (estimated)	252	—	252	—	—

Semi-automated ECG processing software
Initial costs	February 2004	449	361	810	17	287
Enhancements	October 2004	380	—	380	8	71
Additional enhancements	April 2005	376	—	376	8	24

Upgrade to EXPeRT®	September 2006 (estimated)	3,317	1,139	4,456	—	—

Total		$8,395	$2,963	$11,358	$101	$4,563

For the six months ended June 30, 2005, our financing activities used cash of $1.7 million compared to cash provided of $2.4 million for the six months ended June 30, 2004. The change was primarily the result of lower net proceeds from exercise of stock options in the first half of 2005 as compared to the first half of 2004 as well as the repurchase of common stock for treasury under our stock buy-back program in the first half of 2005.

     We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. For the six months ended June 30, 2005, we had no outstanding borrowings under the line.

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

     In the second quarter of 2005, the stock buy-back program that was originally announced in April 2004 and extended to 2.5 million shares in October 2004, was extended by an additional 10 million shares to a total of 12.5 million shares. The purchase of a majority of the shares authorized could require us to use a significant portion of our cash, cash equivalents and short-term investments and could also require us to seek additional external financing. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. During the second quarter of 2005, we purchased 200,000 shares of our common stock at a cost of $2.2 million.

Inflation

     We believe the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

Back to Contents

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our primary financial market risks include fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

     We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the six months ended June 30, 2005 would have decreased by approximately $350,000. This estimate assumes that the decrease occurred on the first day of 2005 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See “Liquidity and Capital Resources” as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the six months ended June 30, 2005 by approximately $80,000.

Item 4.  Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of June 30, 2005.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our Company (including our consolidated subsidiaries) in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

Part II. Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     We announced on May 3, 2005 that our Board of Directors authorized the purchase of up to an additional 10 million shares of our common stock, which extended the stock buy-back program previously announced to authorize the repurchase of a total of 12.5 million shares. The current stock buy-back program was originally announced in April 2004 and extended to 2.5 million shares in October 2004. Through June 30, 2005, we have repurchased 2.2 million shares of the 12.5 million shares approved for repurchase. The following table provides information regarding the stock buy-back activity during the second quarter of 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2005	—	$—	—	10,495,000

May 2005	200,000	$11.22	200,000	10,295,000

June 2005	—	$—	—	10,295,000
Total	200,000	$11.22	200,000

Item 4.  Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on April 26, 2005. The matters submitted to the stockholders for vote were the election of two directors to each serve a three-year term until 2008 and ratification of the appointment of KPMG LLP as our independent registered public accountants for the year ending December 31, 2005.

     At the meeting, the stockholders elected Joel Morganroth, MD and Stephen S. Phillips to the Board of Directors. Dr. Morganroth was elected with 47,113,008 shares voted for the election, or 93.5% of the 50,399,265 shares outstanding and eligible to vote, with 601,919 shares withholding the authority to vote for such election. Mr. Phillips was elected with 47,269,271 shares voted for the election, or 93.8% of the 50,399,265 shares outstanding and eligible to vote, with 445,656 shares withholding the authority to vote for such election. With their election, they joined Sheldon M. Bonovitz, Joseph A. Esposito, Gerald A. Faich, MD, MPH, David D. Gathman, Elam M. Hitchner and John M. Ryan as our Directors. Subsequent to the meeting, the Board increased the number of Directors from eight to nine and appointed John H. Park, CFA, to fill the vacancy created by the increase. Although Mr. Park's term of office will not expire until the 2008 Annual Meeting of Stockholders, the Board will submit Mr. Park’s Board appointment to the company’s stockholders for their ratification at the 2006 annual meeting and Mr. Park has agreed to resign if the stockholders do not ratify his appointment.

     In addition, the stockholders ratified the appointment of KPMG LLP as our independent accountants for 2005 with 47,295,287 shares voted for ratification, or 93.8% of the 50,399,265 shares outstanding and eligible to vote, with 369,162 shares voted against ratification and 50,478 shares abstained.

Back to Contents

Item 6. Exhibits

10.30	Promissory Note to Wachovia Bank, National Association

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

Back to Contents

      Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc.
(Registrant)

Date:	August 4, 2005	By:	Joseph A. Esposito

Joseph A. Esposito
President and Chief Executive Officer,
Director (Principal executive officer)

Date:	August 4, 2005	By:	Bruce Johnson

Bruce Johnson
Senior Vice President and Chief Financial
Officer (Principal financial and
accounting officer)

Back to Contents

EXHIBIT INDEX

Exhibit No.	Exhibit

10.30	Promissory Note to Wachovia Bank, National Association

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.