Form 10-Q
period 2005-09-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2005-11-03
CIK 1026650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2005.

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transitional period from __________________ to__________________
Commission file number 0-29100

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

Yes      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2005, was 50,005,224.

eResearchTechnology, Inc. and Subsidiaries

Back to Contents

Part 1. Financial Information
Item 1. Consolidated Financial Statements

eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2004	September 30, 2005

		(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$45,806	$37,838
Short-term investments	22,942	33,984
Accounts receivable, net	14,798	11,632
Prepaid expenses and other	3,522	5,340
Deferred income taxes	323	323

Total current assets	87,391	89,117

Property and equipment, net	25,204	27,081
Goodwill	1,212	1,212
Other assets	782	1,100
Deferred income taxes	1,936	716

Total assets	$116,525	$119,226

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,455	$3,097
Accrued expenses	4,318	4,619
Income taxes payable	2,147	1,106
Current portion of capital lease obligations	233	142
Deferred revenues	20,325	20,730

Total current liabilities	29,478	29,694

Capital lease obligations, excluding current portion	193	88

Commitments and contingencies

Stockholders’ Equity:
Preferred stock – $10.00 par value, 500,000 shares authorized,
none issued and outstanding	—	—
Common stock – $.01 par value, 175,000,000 shares authorized,
56,396,696 and 56,751,843 shares issued, respectively	564	568
Additional paid-in capital	69,694	72,369
Accumulated other comprehensive income	1,601	868
Retained earnings	46,550	56,615
Treasury stock, 6,067,519 and 6,747,119 shares
at cost, respectively	(31,555)	(40,976)

Total stockholders’ equity	86,854	89,444

Total liabilities and stockholders’ equity	$116,525	$119,226

The accompanying notes are an integral part of these statements.

Back to Contents

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

Net revenues:
Licenses	$2,675	$1,009	$7,798	$4,418
Services	19,845	15,037	58,163	42,184
Site support	5,484	4,880	16,299	14,815

Total net revenues	28,004	20,926	82,260	61,417

Costs of revenues:
Cost of licenses	163	82	516	319
Cost of services	6,053	6,108	18,119	18,174
Cost of site support	3,050	3,455	7,995	9,786

Total costs of revenues	9,266	9,645	26,630	28,279

Gross margin	18,738	11,281	55,630	33,138

Operating expenses:
Selling and marketing	2,534	2,208	7,351	6,653
General and administrative	2,562	2,685	7,062	8,220
Research and development	1,031	1,081	3,046	2,975

Total operating expenses	6,127	5,974	17,459	17,848

Operating income	12,611	5,307	38,171	15,290
Other income, net	255	321	447	486

Income before income taxes	12,866	5,628	38,618	15,776
Income tax provision	5,506	1,601	15,858	5,711

Net income	$7,360	$4,027	$22,760	$10,065

Basic net income per share	$0.14	$0.08	$0.44	$0.20

Diluted net income per share	$0.13	$0.08	$0.41	$0.19

Shares used to calculate basic
net income per share	51,951	50,158	51,488	50,305

Shares used to calculate diluted
net income per share	55,473	52,979	55,483	53,145

The accompanying notes are an integral part of these statements.

Back to Contents

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,

	2004	2005

Operating activities:
Net income	$22,760	$10,065
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	6,330	7,940
Cost of sale of equipment	295	312
Provision for uncollectible accounts	126	88
Stock option income tax benefits	11,919	1,587
Investment impairment charge	—	284
Changes in operating assets and liabilities:
Accounts receivable	(4,569)	2,934
Prepaid expenses and other	(1,988)	(2,149)
Accounts payable	(525)	691
Accrued expenses	(350)	257
Income taxes	2,393	195
Deferred revenues	10,651	522

Net cash provided by operating activities	47,042	22,726

Investing activities:
Purchases of property and equipment	(12,033)	(10,842)
Purchases of short-term investments	(21,058)	(29,077)
Proceeds from sales of short-term investments	11,669	18,035

Net cash used in investing activities	(21,422)	(21,884)

Financing activities:
Repayment of capital lease obligations	(608)	(196)
Proceeds from exercise of stock options	3,138	1,094
Repurchase of common stock for treasury	(6,557)	(9,421)

Net cash used in financing activities	(4,027)	(8,523)

Effect of exchange rate changes on cash	57	(287)

Net increase (decrease) in cash and cash equivalents	21,650	(7,968)
Cash and cash equivalents, beginning of period	38,364	45,806

Cash and cash equivalents, end of period	$60,014	$37,838

The accompanying notes are an integral part of these statements.

Back to Contents

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission and in this Form 10-Q.

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

Amortization of capitalized software development costs is charged to cost of revenues.  Amortization of capitalized software development costs was $484,000 and $304,000 for the three months ended September 30, 2004 and 2005, respectively, and $1,662,000 and $979,000 for the nine months ended September 30, 2004 and 2005, respectively. For the nine months ended September 30, 2004 and 2005, we capitalized $1,578,000 and $2,678,000, respectively, of software development costs related to labor and consulting, and $1,139,000 and $0, respectively, of software development costs related to direct costs of materials.  As of September 30, 2005, $5,736,000 of capitalized costs have not yet been placed in service and are therefore not being amortized.

Long-lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At September 30, 2005, no impairment was indicated.

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

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. We continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures in accordance with the provisions of SFAS Nos. 123 and 148. Under APB Opinion No. 25, we have not recorded any stock-based employee compensation cost associated with our stock option plans, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option plans (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

Net income, as reported	$7,360	$4,027	$22,760	$10,065
Deduct: Net stock-based employee compensation expense
determined under fair value based method, net of related
tax effects	(704)	(624)	(2,619)	(2,152)

Pro forma net income	$6,656	$3,403	$20,141	$7,913

Earnings per share:
Basic – as reported	$0.14	$0.08	$0.44	$0.20
Basic – pro forma	$0.13	$0.07	$0.39	$0.16

Diluted – as reported	$0.13	$0.08	$0.41	$0.19
Diluted – pro forma	$0.12	$0.06	$0.36	$0.15

Pro forma net income reflects only options granted through September 30, 2005 and, therefore, may not be representative of the effect for future periods.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

Three Months Ended September 30,
			Per
	Net		Share
2004	Income	Shares	Amount

Basic net income	$7,360	51,951	$0.14
Effect of dilutive shares	—	3,522	(0.01)

Diluted net income	$7,360	55,473	$0.13

2005

Basic net income	$4,027	50,158	$0.08
Effect of dilutive shares	—	2,821	—

Diluted net income	$4,027	52,979	$0.08

Nine Months Ended September 30,
			Per
	Net		Share
2004	Income	Shares	Amount

Basic net income	$22,760	51,488	$0.44
Effect of dilutive shares	—	3,995	(0.03)

Diluted net income	$22,760	55,483	$0.41

2005

Basic net income	$10,065	50,305	$0.20
Effect of dilutive shares	—	2,840	(0.01)

Diluted net income	$10,065	53,145	$0.19

In computing diluted net income per share, 1,159,000 options to purchase shares of common stock were excluded from the computations for the three and nine months ended September 30, 2005. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

Net income	$7,360	$4,027	$22,760	$10,065

Other comprehensive income (loss):
Currency translation adjustment	18	(187)	89	(733)

Comprehensive income	$7,378	$3,840	$22,849	$9,332

Note 5. Income Taxes

In the third quarter of 2005 and effective for 2004, we changed our transfer pricing methodology for the majority of our revenue categories to the profit split methodology as a result of a shift to a more global approach to the management of operations. Beginning in 2004, we shifted to a more flexible global operation where work on a study is shared among offices. While we had a transfer pricing methodology in place in 2004, we undertook a study in 2005 to determine the best available transfer pricing methodology. The profit split methodology equalizes gross margins for each legal entity based upon their respective direct costs. While we believe that the profit split methodology is the best available methodology currently, we will continue to assess the available options. In addition, we determined that all license revenue should be recognized by our operations based in the United States. As a result of the change in the transfer pricing methodology, we recorded an income tax benefit in the third quarter of 2005 of $560,000 related to the recovery of prior year taxes and an adjustment to the year-to-date effective tax rate.

Note 6. Recent Pronouncements

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates an exception in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for us for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have any impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived,

Back to Contents

non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  SFAS No. 154 replaces APB Opinion 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company’s consolidated financial statements.

Back to Contents

Note 7. Operating Segments / Geographic Information

Since 2003, we have considered our operations to consist of one segment as this represents management’s view of our operations. We operate on a worldwide basis with two locations in the United States and one location in the United Kingdom, which are categorized below as North America and Europe, respectively. The majority of our revenues are allocated based upon the profit split methodology as discussed in Note 5. The 2004 and 2005 information presented in the tables below has been adjusted to reflect the impact of the changes in transfer pricing as if the changes were in effect as of January 1, 2004.

Geographic information is as follows (in thousands of dollars):

	Three Months Ended September 30, 2004

	North
	America	Europe	Total

License revenues	$2,675	$—	$2,675
Service revenues	16,185	3,660	19,845
Site support revenues	4,394	1,090	5,484

Net revenues from external customers	$23,254	$4,750	$28,004

Operating income	$10,948	$1,663	$12,611
Long-lived assets	$14,661	$4,956	$19,617
Identifiable assets	$121,257	$12,549	$133,806

	Three Months Ended September 30, 2005

	North
	America	Europe	Total

License revenues	$1,009	$—	$1,009
Service revenues	12,247	2,790	15,037
Site support revenues	3,670	1,210	4,880

Net revenues from external customers	$16,926	$4,000	$20,926

Operating income	$4,785	$522	$5,307
Long-lived assets	$17,844	$9,237	$27,081
Identifiable assets	$105,161	$14,065	$119,226

	Nine Months Ended September 30, 2004

	North
	America	Europe	Total

License revenues	$7,798	$—	$7,798
Service revenues	46,987	11,176	58,163
Site support revenues	13,096	3,203	16,299

Net revenues from external customers	$67,881	$14,379	$82,260

Operating income	$32,902	$5,269	$38,171
Long-lived assets	$14,661	$4,956	$19,617
Identifiable assets	$121,257	$12,549	$133,806

	Nine Months Ended September 30, 2005

	North
	America	Europe	Total

License revenues	$4,418	$—	$4,418
Service revenues	33,543	8,641	42,184
Site support revenues	10,951	3,864	14,815

Net revenues from external customers	$48,912	$12,505	$61,417

Operating income	$13,645	$1,645	$15,290
Long-lived assets	$17,844	$9,237	$27,081
Identifiable assets	$105,161	$14,065	$119,226

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

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation and new drug, biologic and device application submission. We offer Cardiac Safety services, which are utilized by clinical trial sponsors and clinical research organizations (CROs) during the conduct of clinical trials, including comprehensive Thorough QTc studies. Services may be provided through the Digital ECG Franchise program, which offers a unique approach designed to address the capacity demands for eRT’s ECG services through partnerships with sponsors that desire dedicated resources within eRT to address specific levels of cardiac safety monitoring transactions. Additionally, we offer the licensing and, at the client’s option, hosting of our proprietary Clinical Data Management software products and the provision of maintenance and consulting services in support of our proprietary Clinical Data Management software products. We offer the following products and services on a global basis:

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

For arrangements with multiple deliverables where the fair value of each element is known, the revenue is allocated to each component based on the relative fair values of each element. For arrangements with multiple deliverables where the fair value of the delivered element, primarily the license fee, is not known, revenue is allocated to each component of the arrangement using the residual method provided that the fair value of all undelivered elements is known. Fair values for undelivered elements are based primarily upon stated renewal rates for future products or services.

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

We conduct our operations through offices in the United States (US) and the United Kingdom (UK). Our international net revenues represented approximately 17% and 20% of total net revenues for the nine months ended September 30, 2004 and 2005, respectively. The majority of our revenues are allocated based upon the profit split transfer pricing methodology. The international net revenues as a percentage of total net revenues reflect the application of the change in transfer pricing methodology, as discussed in Note 5 in Notes to Consolidated Financial Statements elsewhere in this Form 10-Q, as if the changes were in effect as of January 1, 2004. See Note 7 in Notes to Consolidated Financial Statements elsewhere in this Form 10-Q for a detailed discussion of revenue recognition among the geographic segments.

Back to Contents

Results of Operations

Executive Overview

On October 3, 2005, we announced approximately $32 million in third quarter signings setting a new record for quarterly signings, capped by two late phase program awards from two Top 15 global pharmaceuticals awarded at quarter end. Despite the record signings, we have yet to see significant increases in signings of Thorough QTc studies in response to the May 12, 2005 ratification by the International Committee on Harmonization (ICH) of the implementation (step 4) of the cardiac safety monitoring guidance provided in E14: The Clinical Evaluation of QT/QTc Interval Prolongation and Proarrhythmic Potential for Non-Antiarrhythmic Drugs. Regulatory bodies, such as the United States Food and Drug Administration (FDA) and the ICH, provide guidance on the clinical trial process. This guidance can have a significant influence on the decisions made by our clients and potential clients regarding the use of our services. The ICH E14 guidance confirms previous guidance reinforcing the need for routine cardiac safety testing as well as Thorough QTc testing for all compounds entering the blood stream commencing early in clinical development to provide maximum guidance for later trials, as well as testing for all compounds in Phase III prior to submission for approval.

Although we believe that the ICH E14 guidance should eventually alleviate the regulatory uncertainty that has existed, we believe the uncertainty has temporarily impacted our industry, and that our results of operations have been adversely affected and could continue to be adversely affected until the guidance is fully adopted by our clients.

Back to Contents

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

Net revenues:
Licenses	9.6%	4.8%	9.5%	7.2%
Services	70.8%	71.9%	70.7%	68.7%
Site support	19.6%	23.3%	19.8%	24.1%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Costs of revenues:
Cost of licenses	0.6%	0.4%	0.6%	0.5%
Cost of services	21.6%	29.2%	22.1%	29.6%
Cost of site support	10.9%	16.5%	9.7%	15.9%

Total costs of revenues	33.1%	46.1%	32.4%	46.0%

Gross margin	66.9%	53.9%	67.6%	54.0%

Operating expenses:
Selling and marketing	9.1%	10.5%	8.9%	10.8%
General and administrative	9.1%	12.8%	8.6%	13.4%
Research and development	3.7%	5.2%	3.7%	4.9%

Total operating expenses	21.9%	28.5%	21.2%	29.1%

Operating income	45.0%	25.4%	46.4%	24.9%
Other income, net	0.9%	1.5%	0.5%	0.8%

Income before income taxes	45.9%	26.9%	46.9%	25.7%
Income tax provision	19.6%	7.7%	19.2%	9.3%

Net income	26.3%	19.2%	27.7%	16.4%

Back to Contents

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.

The following table presents statements of operations with product line detail (in thousands):

	Three Months Ended September 30,

	2004	2005	Increase (Decrease)

Licenses:
Net revenues	$2,675	$1,009	$(1,666)	(62.3%	)
Costs of revenues	163	82	(81)	(49.7%	)

Gross margin	$2,512	$927	$(1,585)	(63.1%	)

Services:
Cardiac Safety
Net revenues	$17,925	$13,149	$(4,776)	(26.6%	)
Costs of revenues	5,170	5,369	199	3.8%

Gross margin	$12,755	$7,780	$(4,975)	(39.0%	)

Technology consulting and training
Net revenues	$811	$649	$(162)	(20.0%	)
Costs of revenues	599	490	(109)	(18.2%	)

Gross margin	$212	$159	$(53)	(25.0%	)

Software maintenance
Net revenues	$1,109	$1,239	$130	11.7%
Costs of revenues	284	249	(35)	(12.3%	)

Gross margin	$825	$990	$165	20.0%

Total services
Net revenues	$19,845	$15,037	$(4,808)	(24.2%	)
Costs of revenues	6,053	6,108	55	0.9%

Gross margin	$13,792	$8,929	$(4,863)	(35.3%	)

Site support:
Net revenues	$5,484	$4,880	$(604)	(11.0%	)
Costs of revenues	3,050	3,455	405	13.3%

Gross margin	$2,434	$1,425	$(1,009)	(41.5%	)

Total:
Net revenues	$28,004	$20,926	$(7,078)	(25.3%	)
Costs of revenues	9,266	9,645	379	4.1%

Gross margin	18,738	11,281	(7,457)	(39.8%	)

Operating expenses:
Selling and marketing	2,534	2,208	(326)	(12.9%	)
General and administrative	2,562	2,685	123	4.8%
Research and development	1,031	1,081	50	4.8%

Total operating expenses	6,127	5,974	(153)	(2.5%	)

Operating income	12,611	5,307	(7,304)	(57.9%	)
Other income, net	255	321	66	25.9%

Income before income taxes	12,866	5,628	(7,238)	(56.3%	)
Income tax provision	5,506	1,601	(3,905)	(70.9%	)

Net income	$7,360	$4,027	$(3,333)	(45.3%	)

Back to Contents

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended September 30,
			Increase
	2004	2005	(Decrease)

Cost of licenses	6.1%	8.1%	2.0%
Cost of services:
Cardiac Safety	28.8%	40.8%	12.0%
Technology consulting and training	73.9%	75.5%	1.6%
Software maintenance	25.6%	20.1%	(5.5%	)
Total cost of services	30.5%	40.6%	10.1%
Cost of site support	55.6%	70.8%	15.2%
Total costs of revenues	33.1%	46.1%	13.0%
Operating expenses:
Selling and marketing	9.1%	10.5%	1.4%
General and administrative	9.1%	12.8%	3.7%
Research and development	3.7%	5.2%	1.5%

License revenues decreased primarily due to a decline in the number of licenses sold and a decrease in the average license revenue for each license sold. This was largely the result of the mix of licenses sold and the number of users for each license.

The decrease in Cardiac Safety service revenues was primarily due to a decrease in volume, including a decrease in transactions performed and a decrease in average revenue per transaction. The decrease in sales volume in the third quarter of 2005 was partially attributable to a slowdown in contract signings in the prior few quarters, delays in certain studies and a decrease in comprehensive Thorough QTc studies. Thorough QTc studies are typically of large volume and of short duration, with ECGs performed over a two- to six-month period. As a result, revenues resulting from Thorough QTc studies are more difficult to predict. The decrease in average revenue per transaction was largely due to the impact of increased activity in franchise accounts and semi-automated processing, which generally include lower fees per transaction than other studies, as well as competitive pricing adjustments. If drug sponsors continue to shift towards semi-automated processing using software algorithm placed measurements in place of our manual high-resolution caliper placement system, average revenue per transaction could continue to decrease.

Technology consulting and training revenues decreased primarily due to a reduction in configuration revenue related to reporting for Cardiac Safety customers as a result of the decrease in Cardiac Safety activity.

Software maintenance revenues increased due to software licenses sold after the third quarter of 2004, which increased the number of total active licenses and their related maintenance fees.

Site support revenue decreased primarily due to a large sale of cardiac safety equipment in 2004 with only small sale transactions in 2005 as well as a decrease in revenue from the rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures. This was driven largely by a reduction in the average revenue per equipment unit due to competitive pricing in the cardiac safety services market.

The decrease in cost of licenses was primarily due to a reduction in third party ASP hosting fees. The increase in cost of licenses as a percentage of license revenues was due to the decrease in perpetual license revenues which have very little incremental cost of sales, such that revenue reductions lead to minimal cost savings.

The increase in the cost of Cardiac Safety services, both in absolute terms and as a percentage of Cardiac Safety service revenues, was primarily due to labor, depreciation and increased facilities and other costs associated with expanding capabilities to meet the past and expected future growth in Cardiac Safety service revenues. These increases were partially offset by a reduction in amortization expense related to internal use software costs. See “Liquidity and Capital Resources” for additional information related to internal use software. Additionally, the increase in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

Back to Contents

The decrease in the cost of technology consulting and training services was primarily due to a reduction in labor costs. The increase in the cost of technology consulting and training services as a percentage of technology consulting and training service revenues was due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

The increase in the cost of site support, both in absolute terms and as a percentage of site support revenues, was due primarily to an increase in depreciation and rental costs associated with cardiac safety rental equipment and other costs associated with expanding capabilities to meet the past and expected growth in site support activities, including the addition of new dedicated site support facilities in both the US and UK during the second half of 2004. Partially offsetting the increase was a reduction in the cost of sales of equipment due to significantly lower equipment sales in 2005. The increase in the cost of site support as a percentage of site support revenues was also due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

The decrease in selling and marketing expenses was primarily due to lower commissions that resulted from a decrease in commissionable revenue and the conversion of certain business development directors from incentive compensation based upon commissions on individual studies to incentive compensation based upon bonus. In the third quarter of 2005, performance against bonus targets improved which resulted in an increase in bonus expense and partially offset the commission expense reduction. The increase in selling and marketing expenses as a percentage of total net revenues was due to maintaining other selling and marketing expenditures, including labor, despite the decrease in total net revenues.

The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to increased audit and internal control attestation fees of our independent registered public accountants and other professional fees and higher labor costs related to new hires. These increases were partially offset by a reduction in the cost of consultants related to internal control work required by the Sarbanes-Oxley Act. The increase in general and administrative expenses as a percentage of total net revenues was also due to the decrease in net revenues and the fact that general and administrative expenses do not necessarily increase or decrease with changes in revenues.

The increase in research and development expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to increased labor and recruitment costs related to new hires and consulting costs. Research and development expenses as a percentage of net revenues also increased due to the decrease in net revenues and the fact that many of the research and development expenses do not necessarily increase or decrease with changes in revenues.

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and short-term investments, net of interest expense related to capital lease obligations and foreign exchange losses. Other income, net increased primarily due to a shift to higher yielding money market investments and a decrease in interest expense related to capital leases in the third quarter of 2005. The increase was partially offset by foreign exchange losses in 2005.

Our effective tax rate was 42.8% and 28.4% for the three months ended September 30, 2004 and 2005, respectively. The tax rate for the three months ended September 30, 2005 included a tax benefit of approximately $560,000 related to the recovery of prior year taxes and an adjustment to the year-to-date effective tax rate, primarily due to a change in our transfer pricing methodology. We expect our effective tax rate for the fourth quarter of 2005 to be 38.4%.

Back to Contents

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004.

The following table presents statements of operations with product line detail (in thousands):

	Nine Months Ended September 30,

	2004	2005	Increase (Decrease)

Licenses:
Net revenues	$7,798	$4,418	$(3,380)	(43.3%	)
Costs of revenues	516	319	(197)	(38.2%	)

Gross margin	$7,282	$4,099	$(3,183)	(43.7%	)

Services:
Cardiac Safety
Net revenues	$52,298	$36,881	$(15,417)	(29.5%	)
Costs of revenues	15,152	15,970	818	5.4%

Gross margin	$37,146	$20,911	$(16,235)	(43.7%	)

Technology consulting and training
Net revenues	$2,564	$1,696	$(868)	(33.9%	)
Costs of revenues	2,105	1,408	(697)	(33.1%	)

Gross margin	$459	$288	$(171)	(37.3%	)

Software maintenance
Net revenues	$3,301	$3,607	$306	9.3%
Costs of revenues	862	796	(66)	(7.7%	)

Gross margin	$2,439	$2,811	$372	15.3%

Total services
Net revenues	$58,163	$42,184	$(15,979)	(27.5%	)
Costs of revenues	18,119	18,174	55	0.3%

Gross margin	$40,044	$24,010	$(16,034)	(40.0%	)

Site support:
Net revenues	$16,299	$14,815	$(1,484)	(9.1%	)
Costs of revenues	7,995	9,786	1,791	22.4%

Gross margin	$8,304	$5,029	$(3,275)	(39.4%	)

Total
Net revenues	$82,260	$61,417	$(20,843)	(25.3%	)
Costs of revenues	26,630	28,279	1,649	6.2%

Gross margin	55,630	33,138	(22,492)	(40.4%	)

Operating expenses:
Selling and marketing	7,351	6,653	(698)	(9.5%	)
General and administrative	7,062	8,220	1,158	16.4%
Research and development	3,046	2,975	(71)	(2.3%	)

Total operating expenses	17,459	17,848	389	2.2%

Operating income	38,171	15,290	(22,881)	(59.9%	)
Other income, net	447	486	39	8.7%

Income before income taxes	38,618	15,776	(22,842)	(59.1%	)
Income tax provision	15,858	5,711	(10,147)	(64.0%	)

Net income	$22,760	$10,065	$(12,695)	(55.8%	)

Back to Contents

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Nine Months Ended September 30,
			Increase
	2004	2005	(Decrease)

Cost of licenses	6.6%	7.2%	0.6%
Cost of services:
Cardiac Safety	29.0%	43.3%	14.3%
Technology consulting and training	82.1%	83.0%	0.9%
Software maintenance	26.1%	22.1%	(4.0%	)
Total cost of services	31.2%	43.1%	11.9%
Cost of site support	49.1%	66.1%	17.0%
Total costs of revenues	32.4%	46.0%	13.6%
Operating expenses:
Selling and marketing	8.9%	10.8%	1.9%
General and administrative	8.6%	13.4%	4.8%
Research and development	3.7%	4.9%	1.2%

License revenues decreased primarily due to a decline in the number of licenses sold and a decrease in the average license revenue for each license sold. This was largely the result of the mix of licenses sold and the number of users for each license.

The decrease in Cardiac Safety service revenues was primarily due to a decrease in volume, including a decrease in transactions performed and a decrease in average revenue per transaction. The decrease in sales volume in the third quarter of 2005 was partially attributable to a slowdown in contract signings in the prior few quarters, delays in certain studies as well as a decrease in comprehensive Thorough QTc studies. Thorough QTc studies are typically of large volume and of short duration, with ECGs performed over a two- to six-month period. As a result, revenues resulting from Thorough QTc studies are more difficult to predict. The decrease in average revenue per transaction was largely due to the impact of increased activity in franchise accounts and semi-automated processing, which generally include lower fees per transaction than other studies, as well as competitive pricing adjustments.

Technology consulting and training revenues decreased primarily due to a reduction in consulting on Clinical Data Management software products as there was a greater number of consulting engagements in the nine months ended September 30, 2004 than in the same period in 2005.

Software maintenance revenues increased due to software licenses sold after the third quarter of 2004, which increased the number of total active licenses and their related maintenance fees.

Site support revenue decreased primarily due to a large sale of cardiac safety equipment in 2004 with only small sale transactions in 2005 as well as a decrease in revenue from the rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures. This was driven largely by a reduction in the average revenue per equipment unit due to competitive pricing in the cardiac safety services market.

The decrease in cost of licenses was primarily due to a royalty paid in 2004 to a third-party software developer related to the sale of one of the perpetual licenses. The increase in cost of licenses as a percentage of license revenues was due to the decrease in perpetual license revenues which have very little incremental cost of sales, such that revenue reductions lead to minimal cost savings.

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

Back to Contents

cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

The decrease in the cost of technology consulting and training services was primarily due to a reduction in incentive bonuses due to higher targets set for the first half of 2005 that were unmet, a reduction in third-party consulting costs that was partially attributable to the decrease in related revenue, higher employee benefits costs in 2004 in connection with stock option exercises and a decrease in other labor costs. The increase in the cost of technology consulting and training services as a percentage of technology consulting and training service revenues was due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

The increase in the cost of site support, both in absolute terms and as a percentage of site support revenues, was due primarily to an increase in depreciation and rental costs associated with cardiac safety rental equipment and other costs associated with expanding capabilities to meet the past and expected growth in site support activities, including the addition of new dedicated site support facilities in both the US and UK during the second half of 2004. The increase in the cost of site support as a percentage of site support revenues was also due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

The decrease in selling and marketing expenses was primarily due to lower commissions that resulted from a decrease in commissionable revenue and the conversion of certain business development directors from incentive compensation based upon commission to incentive compensation based upon bonus. In the third quarter of 2005, performance against bonus targets improved which resulted in an increase in bonus expense, which partially offset the commission expense reduction. The increase in selling and marketing expenses as a percentage of total net revenues was due to maintaining other selling and marketing expenditures, including labor, despite the decrease in total net revenues.

The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to increased audit and internal control attestation fees of our independent registered public accountants and other professional fees, higher labor costs due to new hires and increases in depreciation, equipment, insurance and telephone expenses. These increases were partially offset by a reduction in incentive bonuses due to higher targets in the first half of 2005 that were not achieved. The increase in general and administrative expenses as a percentage of total net revenues was also due to the decrease in net revenues and the fact that general and administrative expenses do not necessarily increase or decrease with changes in revenues.

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

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and short-term investments, net of interest expense related to capital lease obligations, foreign exchange losses and an impairment charge related to a cost basis investment. Other income, net increased primarily due to a shift to higher yielding money market investments and a decrease in interest expense related to capital leases in the first nine months of 2005. These increases were partially offset by foreign exchange losses in 2005 as well as an impairment charge in the first quarter of 2005 related to a cost basis investment.

Our effective tax rate was 41.1% and 36.2% for the nine months ended September 30, 2004 and 2005, respectively. The tax rate for the nine months ended September 30, 2005 included a tax benefit of approximately $560,000 related to the recovery of prior year taxes and an adjustment to the year-to-date effective tax rate, primarily due to a change in our transfer pricing methodology. We expect our effective tax rate for the fourth quarter of 2005 to be 38.4%.

Liquidity and Capital Resources

At September 30, 2005, we had $37.8 million of cash and cash equivalents and $34.0 million invested in short-term investments. We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper.

Back to Contents

For the nine months ended September 30, 2005, our operations provided cash of $22.7 million compared to $47.0 million during the nine months ended September 30, 2004. The change was primarily the result of lower operating income and less income tax benefits related to stock options recognized during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease in operating cash flow was also attributable to a much smaller increase in deferred revenues in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to franchise activity exceeding franchise payments in the 2005 period, compared to the 2004 period in which franchise payments exceeded franchise activity. This change was partially offset by a decrease in accounts receivable in the nine months ended September 30, 2005 compared to an increase in accounts receivable in the nine months ended September 30, 2004, due to lower revenue and the impact of franchise study activity, which is largely prepaid.

For the nine months ended September 30, 2005, our investing activities used cash of $21.9 million compared to $21.4 million during the nine months ended September 30, 2004. The change was primarily the result of net activity related to short-term investments, which used $11.0 million of cash for the nine months ended September 30, 2005, compared to $9.4 million for the nine months ended September 30, 2004. This increased use of cash was partially offset by a $1.2 million decrease in cash used for purchases of property and equipment.

During the nine months ended September 30, 2005, we capitalized $10.8 million of property and equipment compared to $12.0 million capitalized during the nine months ended September 30, 2004. The decrease was primarily the result of a decrease in purchases of ECG equipment, particularly equipment used in Thorough QTc studies, and software purchased in 2004 used in the development of the upgrade to EXPeRT® as discussed below.

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

In mid-August of 2004, we revised our estimated timing for the completion of EXPeRT® 2 to continue the development work through the fourth quarter of 2005, as opposed to the first quarter of 2005 as we previously had estimated. As this upgrade will replace many parts of the existing EXPeRT® product, we previously had accelerated the amortization of capitalized labor and consulting costs to fully amortize the associated costs of the existing EXPeRT® product by the end of the first quarter of 2005, which increased monthly amortization expense by $76,000 beginning in the fourth quarter of 2003. Beginning in mid-August of 2004, we revised the amortization period for previously capitalized labor and consulting costs to fully amortize the associated costs of the existing EXPeRT® product by the end of the fourth quarter of 2005, which decreased monthly amortization expense by $76,000 beginning in mid-August 2004. At the beginning of April 2005, we extended the life of the existing EXPeRT® product to co-exist with EXPeRT® 2 and extended the depreciation period through August 2006 which coincides with our standard useful life for internal use software of four years. This resulted in a decrease in monthly amortization expense of $32,000 beginning in April 2005.

Back to Contents

The following table presents the internal use software costs and related amortization as of September 30, 2005 (in thousands):

			Related	Total
	Amortization	Labor and	Direct Costs	Capitalized	Monthly	Accumulated
	Start Date	Consulting	of Materials	Costs	Amortization	Amortization

EXPeRT®
Initial costs	August 2002	$2,618	$1,413	$4,031	$55	$3,475
Additional costs	April 2003	1,003	50	1,053	13	910
Additional enhancements	October 2005	456	—	456	—	—

Semi-automated ECG processing software
Initial costs	February 2004	449	361	810	17	338
Enhancements	October 2004	380	—	380	8	96
Additional enhancements	April 2005	376	—	376	8	48

Upgrade to EXPeRT®	September 2006 (estimated)	4,141	1,139	5,280	—	—

Total		$9,423	$2,963	$12,386	$101	$4,867

For the nine months ended September 30, 2005, our financing activities used cash of $8.5 million compared to $4.0 million for the nine months ended September 30, 2004. The change was primarily the result of lower net proceeds from the exercise of stock options in the 2005 period as compared to the 2004 period as well as the repurchase of more common stock for treasury under our stock buy-back program in the 2005 period as compared to the 2004 period.

We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. For the nine months ended September 30, 2005, we had no borrowings under the line.

We have a commitment to purchase approximately $5.0 million of private label cardiac safety equipment from a manufacturer over the twelve-month period ending in July 2006. This cardiac safety equipment was expected to be purchased in the normal course of business and thus does not represent a significant commitment above our expected purchases of ECG equipment during that period.

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

In the second quarter of 2005, the stock buy-back program that was originally announced in April 2004 and extended to 2.5 million shares in October 2004, was extended by an additional 10 million shares to a total of 12.5 million shares. The purchase of a majority of the shares authorized could require us to use a significant portion of our cash, cash equivalents and short-term investments and could also require us to seek additional external financing. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. During the third quarter of 2005, we purchased 479,600 shares of our common stock at a cost of $7.2 million.

Inflation

We believe the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

Back to Contents

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary financial market risks include fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the nine months ended September 30, 2005 would have decreased by approximately $525,000. This estimate assumes that the decrease occurred on the first day of 2005 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See “Liquidity and Capital Resources” as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the nine months ended September 30, 2005 by approximately $170,000.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of September 30, 2005.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our Company (including our consolidated subsidiaries) in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We announced on May 3, 2005 that our Board of Directors authorized the purchase of up to an additional 10 million shares of our common stock, which extended the stock buy-back program previously announced to authorize the repurchase of a total of 12.5 million shares. The current stock buy-back program was originally announced in April 2004 and extended to 2.5 million shares in October 2004. Through September 30, 2005, we have repurchased 2.7 million shares of the 12.5 million shares approved for repurchase. The following table provides information regarding the stock buy-back activity during the third quarter of 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 2005	—	$—	—	10,295,000

August 2005	479,600	$14.97	479,600	9,815,400

September 2005	—	$—	—	9,815,400

Total	479,600	$14.97	479,600

Back to Contents

Item 6. Exhibits

10.10	2005 Amended Bonus Plan

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc.
(Registrant)

Date:	November 3, 2005	By:	Joseph A. Esposito

Joseph A. Esposito
President and Chief Executive Officer,
Director (Principal executive officer)

Date:	November 3, 2005	By:	Bruce Johnson

Bruce Johnson
Senior Vice President and Chief Financial
Officer (Principal financial and
accounting officer)

Back to Contents

EXHIBIT INDEX

Exhibit No.	Exhibit

10.10	2005 Amended Bonus Plan

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.