Form 10-K
period 2005-12-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2006-03-10
CIK 1026650

Back to Contents

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2005
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

(215) 972-0420
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	Nasdaq

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act.
Yes    No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer           Accelerated filer            Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $515,160,634 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006
Common Stock, $.01 par value per share	49,193,416 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A.

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

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. We offer Cardiac Safety services, which are utilized by clinical trial sponsors and Clinical Research Organizations (CROs) during the conduct of clinical trials, including comprehensive Thorough QTc studies. Thorough QTc studies are typically of large volume and of short duration, with ECGs performed over a two- to six-month period. Services may be provided through the Digital ECG Franchise program, which offers a unique approach designed to address the growing capacity demands for eRT’s ECG services through partnerships with customers that desire dedicated resources within eRT to address specific levels of cardiac safety monitoring transactions. We also offer site support which includes the rental and sale of cardiac safety equipment along with related supplies and freight. Additionally, we offer the licensing and, at the client’s option, hosting of our proprietary Clinical Data Management software products and the provision of maintenance and consulting services in support of our proprietary Clinical Data Management software products.

We conduct our operations through offices in the United States (US) and the United Kingdom (UK). Our international net revenues represented approximately 22%, 18% and 20% of total net revenues for the years ended December 31, 2003, 2004 and 2005, respectively. The majority of our revenues are allocated based upon the profit split transfer pricing methodology.

Product and Service Offerings

Product/Services	Description

EXPeRT®
Diagnostic tests are employed in clinical trials to measure the effect of the product on certain body organs and systems in order to determine the product’s safety. Cardiac Safety testing is one example of these diagnostic tests. We provide Cardiac Safety services through our regulatory compliant (Title 21 CFR, Part 11) EXPeRT® Cardiac Safety Intelligent Data Management System. EXPeRT® provides for workflow enabled cardiac safety data collection, interpretation and distribution of electrocardiographic (ECG) data and images as well as for analysis and cardiologist interpretation of ECGs performed on research subjects in connection with our clients’ clinical trials. The ECG provides an electronic map of the heart’s rhythm and structure, and typically is performed in most clinical trials. This service permits assessment of the safety of therapies by documenting the occurrence of cardiac electrical change.

EXPeRT® is designed specifically to address global regulatory guidance and technical standards for digital ECG processing to include digital collection, waveform measurements and annotations, review and output to the regulatory standard file format. EXPeRT® also provides for paper-based ECG processing as well as for paper ECGs to be scanned into a digital format and then to be annotated and submitted to the cardiologist for interpretation. EXPeRT® includes the ability for ECGs to be viewed as side-by-side ECG images for comparison, supplemented by the ability to review prior patient ECG tracings. The Cardiac Safety data can be effectively distributed through the Digital ECG

Back to Contents

Community technology, which provides timely access to safety and related trial information in an easy to use format.

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

These services, which we provide on a centralized basis, are required as part of many new drug studies. Continuous digital 12-lead ECG recordings or analog Holter recordings are also delivered to us for processing, interpretation and distribution of cardiac safety data. We may provide cardiac safety equipment to clients to perform the ECG and Holter recordings and to provide electronic ECG collection. We also provide web-based data reporting services. Equipment rentals and sales, along with related supplies and freight, are included in our site support revenues.

We provide the following centralized ECG testing services as part of our EXPeRT® Cardiac Safety services:

•
Digital ECG Services. Digital ECG Services allow the investigator to transmit, via modem, 12-lead ECG data directly to us for interpretation and rapid return of results to the investigator and the sponsor. ECGs are measured by our cardiac safety specialists utilizing an on-screen, high-resolution caliper placement system, and are then interpreted by a cardiologist. We also offer cardiac safety specialist and cardiologist adjudication of software algorithm placed measurements where appropriate and as desired by our clients.

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

•
Holter Recording. Holter recording is a 24- or 48-hour continuous ECG recording of the heart’s rhythm on a flash card or cassette tape that is reviewed by a cardiac safety specialist and then by a cardiologist. Holter data reported by us is provided for studies assessing the incidence of arrhythmias, cardiac ischemia and/or heart rate variability.

•
Paper ECG Services. Paper ECGs are measured by our cardiac safety specialists utilizing a high-resolution digitizing system, and are then interpreted by a cardiologist. Alternatively, paper ECGs may be scanned to a digital format, where appropriate.

•
FDA XML ECG Service. FDA XML (Extensible Markup Language) ECG service provides our clients with electronic versions of each ECG processed by EXPeRT®. The ECGs processed by EXPeRT® are rendered in a format compliant with the United States Food and Drug Administration’s XML standard for digital ECGs.

•	The Digital ECG Community, a hosted solution based on the eResearch Community application, delivers near real-time Cardiac Safety feedback at

Back to Contents

the program, trial, center and patient level, along with related metrics, such as trial enrollment, as well as the ability to organize and publish a variety of study- specific information and the ability to link data points in reports direct to digital ECG waveforms.

eResearch Community™ (eRC™)
A central command and control portal that provides real-time information related to monitoring clinical trial activities, data quality and safety. The eRC technology is specifically designed to optimize clinical research assets – people, processes and information – by providing the participants in clinical research access to real time analysis and decision support capabilities along with a wide array of value added services and content designed to optimize the clinical research process. eRC includes our eResearch Dashboard module, which allows participants in the clinical trial to follow the progress and conduct of a study based on frequently updated data. This product allows the participant to analyze data and generate reports in a broad variety of formats that permit early strategic intervention in the clinical trial. eRC also includes a web-based training environment, eHealth Education, that allows clinical research professionals to learn about technology developments, new products, clinical protocols, and other educational matters.

eData Entry™ (eDE™)
A comprehensive electronic data capture (EDC) system comprised of technology and consulting services formulated to deliver rapid time to benefit for electronic trial initiatives. Among the EDC offerings is a hosted turnkey electronic clinical trial environment that requires no capital investment or significant business process redesign. The program includes comprehensive system implementation, study support, and site support services. Sponsor, CRO and investigative site access is delivered through our eRC, a clinical research portal that serves as a focal point for trial stakeholders accessing our EDC technology, eResearch Dashboard key trial metrics, and related trial information.

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

Back to Contents

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

All of our technology offerings, which include the eRC, eDE and eResNet, are available to be licensed over a renewable term (subscription license) in addition to a traditional perpetual license with annual maintenance. All technology offerings may, at our client’s option, be hosted by us or a third party we designate or installed on our client’s computing infrastructure. Through our flexible offerings, we seek to build market share and obtain clients who were not otherwise willing to purchase software solutions by traditional means. Also, the eRC is positioned for organizations that have implemented systems from multiple vendors in areas as diverse as EDC, laboratory information management, trial management, clinical data management and adverse event management. This technology enables clients to address a long standing problem with regard to the inability to aggregate, integrate and provide access to disparate clinical data from a variety of sources that is required to make timely decisions.

Our products use common interfaces and common data delivery standards, allowing clinical trial participants to learn how to use additional applications with minimal training. By establishing common naming standards for data that clinical trial participants may share across applications, departments and global locations, sponsors and CROs can improve data integrity and accelerate reconciliation of information. Our products and services can work with and connect to leading third-party finance, enterprise resource planning, and research software through a batch load utility that we have developed.

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

Our eDE product was enhanced in terms of usability and configurability during 2005. The improvements include new data types, improved navigation, linking to external documents and images, predefined repeat visit schedule capability, and configurable summary screens providing summaries of study information.

Our eDM product was enhanced in several ways during 2005 including the automatic generation of edit checks, import and export of data via XML, expansion of our audit reporting capabilities, and significant performance enhancements related to the study design and generation process.

EXPeRT® was functionally enhanced in 2004 to provide additional workflow scenarios for semi-automated processing of ECGs, whereby cardiac safety specialists and cardiologists are presented with software derived ECG measurements for the cardiac safety specialists and cardiologists to confirm or adjudicate. During 2005, our EXPeRT® system was enhanced in several ways, including the ability to generate ECGs in the approved FDA XML format, expansion to our semi-automated workflows and integration with other internal and external data systems. Also during 2005, eRT achieved recognition as the first cardiac safety core laboratory to be certified for submissions of ECG data to the new FDA ECG warehouse.

Back to Contents

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

As of December 31, 2005, we had 43 employees engaged in research and development, together with 10 consultants. Our research and development efforts are focused on improving and enhancing our existing products and services as well as developing new products and services. We have also partnered with other companies to broaden our product offerings.

We developed an internal application service provider capability in support of our Digital ECG Community service offering. Additionally, we have a relationship with International Business Machines Corporation (IBM) to deliver the eResNet, EDC and eRC as a hosted offering. Research and development expenses were $4.6 million for 2003, $4.1 million for 2004 and $4.1 million for 2005.

Our Clients

We serve pharmaceutical, biotechnology and medical device companies as well as CROs. We have contracts with approximately 210 clients that establish the overall contractual relationship between us and our clients. We have Digital ECG Franchise agreements with three clients. We provide our solutions to 34 of the 50 largest pharmaceutical companies globally. In 2005, Novartis AG, at 13%, was the only client that accounted for 10% or more of our consolidated net revenues.

Sales and Marketing

We market and sell products and services primarily through our global direct sales, sales support, and professional services organizations. As of December 31, 2005, our Business Development Team consisted of 47 sales, marketing and consulting professionals worldwide, which included a direct sales force of 26 sales professionals located in Philadelphia, Pennsylvania, Bridgewater, New Jersey and Peterborough, United Kingdom.

We focus our marketing efforts on educating our target market, generating new sales opportunities and increasing awareness of our solutions. We conduct a variety of marketing programs globally, including vendor days at clients’ offices, business seminars, trade shows, public relations, industry analyst programs, and advisory councils.

Our sales cycle generally begins with our response to a request from a sponsor or CRO for a proposal to address a client-specific research requirement. We then engage at our expense in a series of consultations, workshops, implementation reviews, final proposals and contract negotiations prior to the time when the prospective client has any obligation to purchase our products or services. During this process, we involve our sales, professional services and senior management personnel in a collaborative approach. Our sales cycle can vary from a few weeks to as long as nine months depending upon the scope of the products and services being discussed and the scope of the clinical trial.

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

Back to Contents

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

In March 1997, the FDA promulgated regulations related to requirements for computer systems that support electronic records and electronic signatures. These regulations define requirements for system control, security, authentication, validation and retention of electronic records. The FDA issued a guidance document, Part 11 Electronic Records; Electronic Signatures – Scope and Applicability (August 2003), which defines the FDA’s current thinking on the implementation of the 1997 regulation 21 CFR Part 11 and also noted there would be enforcement discretion of specific requirements.

The Health Insurance Portability and Accountability Act of 1996 established certain requirements relating to the privacy and security of personal health information. The act directly covers how health plans, health care

Back to Contents

clearinghouses and most health care providers transmit, store, use and disclose individually identifiable health information. Covered uses and disclosures include uses and disclosures for purposes of clinical trials or other activities regulated by the FDA.

In November 2001, the FDA held a public meeting at which it proposed requiring sponsors of new drugs to submit ECG raw data in digital format and annotated digital ECG waveforms. Annotated waveforms include definition of measurement points that are used to create ECG analysis data. A subsequent meeting held in January 2003, which was supported by a preliminary concept paper issued in November 2002, further discussed the trial design, ECG acquisition, analysis and reporting for digital ECGs. Following a meeting in June 2004, the International Conference on Harmonization (ICH) released to the public in September 2004 the following guidelines at Step 3, S7B: Safety Pharmacology Studies for Assessing the Potential for Delayed Ventricular Repolarization (QT Interval Prolongation) by Human Pharmaceuticals and E14: The Clinical Evaluation of QT/QTc Interval Prolongation and Proarrhythmic Potential for Non-Antiarrhythmic Drugs (ICH E14). The objective of these guidelines is to recommend the design and timing of studies in the clinical development process and provide general recommendations on available non-clinical methodologies to assess the potential risk of QT interval prolongation of a pharmaceutical product. On May 12, 2005, the ICH ratified and recommended for implementation the cardiac safety monitoring guidance provided in ICH E14 (step 4). The guidance confirms previous guidance reinforcing the need for routine cardiac safety testing as well as Thorough QTc testing for all compounds entering the blood stream commencing early in clinical development to provide maximum guidance for later trials, as well as testing for all compounds in Phase III prior to submission for approval.

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

Intellectual Property

Our services have been enhanced by significant investment in information technology. Our research and development organization is committed to achieving operating efficiencies through technical advances. We have developed certain computer software and technically derived procedures, as well as created internal operational processes, which we seek to protect through a combination of contract law, trademarks and trade secrets, including seeking registration of trademarks and patent protection in several jurisdictions. We believe that our technical capabilities and operational processes provide significant benefits to our clients.

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

eRT has also filed patent applications in Canada, India and the European Patent Office. In addition, eRT filed a continuation-in-part application in the United States Patent and Trademark Office in late 2004 pursuing alternative claim coverage and expects to receive a substantive examination of the application in early 2006. eRT continues to pursue patent protection of new technology advances and production.

Back to Contents

Employees

At December 31, 2005, we had a total of 355 employees, with 288 employees (277 full-time, 11 part-time) at our locations in the United States and 67 employees (62 full-time, 5 part-time) at our location in the United Kingdom. We had 222 employees performing services directly for our clients, 43 employees in research and development, 47 employees in sales and marketing and 43 employees involved in general and administrative activities.

We are not a party to any collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to unionize our employees. We consider our relationship with our employees to be good.

Website

Our website address is www.ert.com. We make available on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. You may access and print these forms free of charge from our website.

ITEM 1A. RISK FACTORS

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

Extensive governmental regulation of the clinical trial process could require costly modifications to our products, adversely affect prospective clients’ willingness to use our products and services and increase competition and reduce our market share.

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

In November 2001, the FDA held a public meeting at which it proposed requiring sponsors of new drugs to submit ECG raw data in digital format and annotated digital ECG waveforms. Annotated waveforms include definition of measurement points that are used to create ECG analysis data. A subsequent meeting held in January 2003, which was supported by a preliminary concept paper issued in November 2002, further discussed the trial design, ECG acquisition, analysis and reporting for digital ECGs. Following a meeting in June 2004, the International Conference on Harmonization (ICH) released to the public in September 2004 the following guidelines at Step 3, S7B: Safety Pharmacology Studies for Assessing the Potential for Delayed Ventricular Repolarization (QT Interval Prolongation) by Human Pharmaceuticals and E14: The Clinical Evaluation of QT/

Back to Contents

QTc Interval Prolongation and Proarrhythmic Potential for Non-Antiarrhythmic Drugs (ICH E14). The objective of these guidelines is to recommend the design and timing of studies in the clinical development process and provide general recommendations on available non-clinical methodologies to assess the potential risk of QT interval prolongation of a pharmaceutical product. On May 12, 2005, the ICH ratified and recommended for implementation the cardiac safety monitoring guidance provided in ICH E14 (step 4). The guidance confirms previous guidance reinforcing the need for routine cardiac safety testing as well as Thorough QTc testing for all compounds entering the blood stream commencing early in clinical development to provide maximum guidance for later trials, as well as testing for all compounds in Phase III prior to submission for approval.

Our clients and prospective clients will be less likely to use our products and services if the products and services do not comply with regulatory requirements in all countries where clinical trials are expected to take place or if we are precluded from participating in clinical trials in countries where trials will be conducted. In addition, changing regulatory requirements could provide an advantage to our competitors if our competitors are able to meet the requirements more rapidly or at lower cost. For example, in the May 12, 2005 ICH release, it was suggested that semi-automated processing of electrocardiograms may be found acceptable in certain instances. Semi-automated processing uses software algorithm-placed measurements that are later adjudicated by a cardiac specialist or physician. While we are positioned to provide semi-automated processing, we have historically been a leader in the industry in manual processing. Our manual processing includes manually derived measurements, using our on screen, high resolution caliper placement system, which are later interpreted by a cardiologist. Drug sponsors have begun to shift towards semi-automated processing, allowing more competitors to compete with us in offering this service and, as a result, we are forced to reduce pricing to maintain our market share. The effect of such actions reduces our revenue and gross profit per transaction. Our results of operations for fiscal 2004 and 2005 were adversely affected by the uncertainty in the clinical research and drug development industry that is due in part to this evolving regulatory guidance, and our results of operations in the future may also be adversely affected if this uncertainty continues. Our failure to maintain revenue and gross profit per transaction may affect our ability to achieve growth in cardiac safety revenues from year to year. If we fail to show growth in cardiac safety revenues, we may not meet the expectations of securities analysts and investors, which would likely cause the market price of our common stock to decline.

We have several large clients from whom we derive substantial revenue and therefore the loss of even a few of our clients could significantly reduce our revenues.

We have one client representing more than 10% of our total revenues for 2005. The Franchise Agreement in place for this client expires in 2006. This means we will revert to contract pricing on a per trial basis consistent with our typical master service agreements. If we lose this client or other significant clients and do not replace them with new clients, our revenues will decrease and may not be sufficient to cover our costs. We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of clients.

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

Back to Contents

If clinical trial sponsors and CROs do not shift from their existing paper-based methods of collecting and managing clinical trial data to an electronic system, we may not achieve the market penetration necessary to grow the business at expected levels.

If participants conducting clinical trials are unwilling to adopt our technology solutions and new ways of conducting business, our revenues may not be sufficient to achieve the expected growth rate of securities analysts and investors. Our efforts to establish a standardized, electronic process to collect, manage and analyze clinical trial and cardiac safety data are a significant departure from the traditional clinical research process. We estimate that the majority of clinical trials today use manual, paper-based data entry, management and analysis tools. Each clinical trial can involve a multitude of participants, including the sponsor, a CRO, regional site managers, investigators and patients. With so many participants involved in a clinical trial, it may be difficult to convince a sponsor or CRO to accept new methods of conducting a clinical trial. We may not be successful in persuading these participants to change the manner in which they have traditionally operated and to accept our products and services. While we saw some willingness from drug developers to shift from paper-based methods during 2004 and 2005, the adoption is slow.

If general economic conditions worsen, potential clients may be unwilling to make large capital software purchases or commitments, which could affect our ability to maintain and/or increase license revenues.

We have seen some resistance by potential clients in making the necessary large capital expenditure to license our software through our traditional perpetual license offering. Despite our efforts to market an annual or otherwise recurring term license, our failure to continue selling perpetual software licenses in the near term may affect our ability to achieve growth in license revenues from year to year. If we fail to show growth in license revenues, we may not meet the expectations of securities analysts and investors, which would likely cause the market price of our common stock to decline. In addition, if we are not successful in selling recurring term licenses, we will not generate the volume of recurring revenues in the future that we are expecting.

We may fail to maintain revenue and income growth. If we do not maintain revenue and income growth, our stock price is likely to decline and we may not be able to continue to operate.

Failure to maintain expected growth in profitability could cause the market price of our common stock to decline, affect our ability to raise capital, reduce our cash reserves, limit our capital spending and ultimately cause us to discontinue operating our business.

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

We make decisions on operating expenses based on anticipated revenue trends and available resources. We also incur expenses educating and providing information to our client base, including through consultations, without any obligation by our client to purchase our products and services. Because many of our expenses are fixed and we are committed to making a significant investment in our organization and in marketing our products and services, delays in recognizing revenues could cause our operating results to fluctuate from period to period. During most of 2005, we were unable to meet and exceed our guidance. If we fail to generate the contract signings that we expect, we may fail to meet financial guidance that we have provided, or may provide in the future, to the public.

Back to Contents

We depend entirely on the clinical trial market and a downturn in this market could cause our revenues to decrease.

Our business depends entirely on the clinical trials that pharmaceutical, biotechnology and medical device companies conduct. Our revenues will decline if there is less competition in the pharmaceutical, biotechnology or medical device industries, which would result in fewer products under development and decreased pressure to accelerate a product approval. Our revenues will also decline if the FDA or similar agencies in foreign countries loosen their requirements, thereby decreasing the complexity of conducting clinical trials. Any other developments that adversely affect the pharmaceutical, biotechnology or medical device industries generally, including product liability claims, new technologies or products or general business conditions, could also decrease the volume of our business. During 2005, three studies for which we contracted to provide Cardiac Safety services were delayed or postponed, resulting in lower than expected revenues and earnings. We could experience this again in the future if there are developments in the clinical trial market that causes a delay in studies.

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

We have relationships with providers of clinical pharmacology services, hardware and software systems, telecommunications, web-hosting and development, systems integration and website content that support our sales and marketing efforts by satisfying other needs of our existing clients that our solutions do not address and by providing us access to their clients as potential sources of new business. We do not generally have long-term contracts with our strategic partners, so they may cease doing business with us on relatively short notice. We have also built strategic alliances with three of our customers in the form of Digital ECG Franchise agreements. These agreements expire in August 2006, December 2006 and May 2007, respectively. There is no assurance that we will extend these agreements beyond their existing terms. This would mean that we would revert to contract pricing on a per trial basis consistent with our typical master service agreements and potentially lose business from these clients that may affect our future growth.

We may not be successful in competing against others providing similar products and services, which could reduce our revenues and market share.

If our products and services do not achieve widespread acceptance by our clients, our revenues and market share will likely decline. Our competitors include other centralized cardiac safety laboratories, CROs, software vendors, and clinical trial data service companies. Our targeted clients, sponsors and CROs may decide to choose other technology-based products and services generated internally by them or from another source. Many of our competitors have substantially greater financial and other resources, greater name recognition and more extensive client bases than we do. In addition, many competitors focus their efforts on providing software or services for discrete aspects of the clinical trial process and may compare favorably to us on those discrete aspects. Further, certain drug development organizations may decide not to outsource all or a significant portion of the cardiac

Back to Contents

safety activities associated with their clinical research programs, which could reduce our revenues and market share.

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

We own and lease equipment, which we provide to our clients to perform cardiac safety procedures. This equipment may become obsolete due to advances in technology and the introduction of newer equipment models prior to the time that we have fully depreciated the asset or fulfilled our lease obligations. This could result in us recording additional expense to write-off the book value or the remaining lease value of the equipment. We are also dependent on a limited number of suppliers to provide the equipment necessary to service our clients and if adequate equipment is not available we may lose clinical clients, resulting in reduced revenues.

Capacity constraint or system failures could result in the loss of or liability to clients, which could reduce our revenues and increase our expenses.

In the past, we have been able to staff for increasing workload demands in an expeditious manner. However, there may not be a sufficient and suitable group of potential employees available if rapid growth occurs in a short period of time. If we are unable to hire suitable employees to adequately meet market demand for QTc studies, it could affect our ability to bid on this business or to meet existing contractual turnaround times.

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

The marketplace for our software products is increasingly driven by demands for ease of use and effective performance for end users of the system. We depend on continued focus on product improvements in this area in order to remain competitive.

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

As the Internet, computer and software industries continue to experience rapid technological change, we must quickly modify our solutions to adapt to such changes. Currently, the EDC industry is reevaluating its technology needs for the future. The demands of operating in such an environment may delay or prevent our development and introduction of new or enhanced products and services that continually meet changing market demands and that keep pace with evolving industry standards. We have experienced development delays in the past and may experience similar or more significant delays in the future. In addition, competitors may develop products superior to our solutions, which could make our products obsolete.

We depend on certain key executives. If we lose the services of any of these executives, our operations could be disrupted, we could incur additional expenses and our ability to expand our operations could be impeded, particularly if we are not able to recruit a suitable replacement in a timely manner.

The loss of the services of one or more of our key executives could negatively affect our ability to achieve our business goals. In December 2005 and February 2006, we announced the pending retirements of our Executive Vice President and Chief Financial Officer and our President and Chief Executive Officer, respectively. Our future performance will depend significantly on our ability to replace these two positions with talented individuals and the continued service and performance of all of our remaining executives, particularly Dr. Joel Morganroth, our Chairman of the Board of Directors. We also depend on our key technical, client support, sales and other managerial employees. We believe that it would be costly and time consuming to find suitable replacements for all these employees, including the replacements for our Executive Vice President and Chief Financial Officer and our President and Chief Executive Officer.

Back to Contents

If we are unable to protect our proprietary technology or maintain our technological advantages, we may lose our intellectual property rights and become less competitive.

If we fail to protect our intellectual property from infringement, other companies may use our intellectual property to offer competitive products at lower prices. If we fail to compete effectively against these companies, we could lose clients and experience a decline in sales of our solutions. To protect our intellectual property rights, we rely on a combination of copyright and trade secret laws and restrictions on disclosure. In addition, in 2004 we were issued a U.S. Patent on over 50 claims directed to various features of eRT’s EXPeRT® workflow enabled data handling technology. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products and technology. In addition, our U.S. Patent could be successfully challenged as invalid. Monitoring unauthorized use of our solutions is difficult and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

We are currently named as a defendant in anaction for damages. Although we believe the claim against us is without merit and we intend to vigorously defend ourselves, we may be unsuccessful in our defense efforts, which would result in unfavorable settlement costs or monetary judgments against us. Litigation, regardless of the merits of the claim or outcome, consumes a great deal of our time and money and often diverts management time and attention away from our core business. In addition, unsuccessful litigation could reduce our cash reserves, cause the market price of our common stock to decline and ultimately cause us to discontinue operating our business.

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

Back to Contents

•	Exchange rate controls and currency exchange rate fluctuations

•	Political and economic instability

•	Varying technology standards

•	Difficulties in staffing and managing foreign operations

We are subject to a variety of government regulations in the countries where we market our products and services. We currently operate in the United Kingdom through a foreign subsidiary and may operate in the future in other countries through additional foreign subsidiaries. If we form foreign subsidiaries outside of the United Kingdom, we may need to withhold taxes on earnings or other payments they distribute to us. Generally, we can claim a foreign tax credit against our federal income tax expense for these taxes. However, the United States tax laws have a number of limitations on our ability to claim that credit or to use any foreign tax losses, which could result in higher payment by us of taxes in the United States. We may also need to include our share of our foreign subsidiaries’ earnings in our income even if the subsidiaries do not distribute money to us. As a result, less cash would be available to us in the United States.

Our global operations may involve transactions in a variety of currencies. Fluctuations in currency exchange rates could reduce our reported revenues or increase our reported expenses. We currently do not utilize hedging instruments.

The agreements that we sign with clients outside the United States may be governed by the laws of the countries where we provide our products and services. We may also need to resolve any disputes under these agreements in the courts or other dispute resolution forums in those countries. This could be expensive or could distract management’s attention away from our core business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 30 South 17th Street, Philadelphia, Pennsylvania, where we lease approximately 39,000 square feet. Our lease expires in August 2008. We also lease approximately 31,000 square feet of office space in Bridgewater, New Jersey, which expires in January 2011. Additionally, we lease approximately 18,000 square feet of office space in Peterborough, United Kingdom, which expires in June 2013.

We anticipate that we may require additional space for our operations as we expand, and believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

In April 2003, we were named as a defendant in an action brought in the Superior Court for Middlesex County, Commonwealth of Massachusetts (Barbara L. Budge et al. v. Robert Kleiman, MD, et al. (Civ. Act. No. MICV 2003-01728)). The complaint alleged that our company and Dr. Kleiman, who performed services during the relevant period as an independent contractor for us, were negligent in treatment of one of the plaintiffs, resulting in various injuries for which plaintiffs seek unspecified damages. One of the plaintiffs was a subject in a clinical trial for which we were providing certain services to the trial’s sponsor. Pursuant to the agreement under which the services were performed, our company and our agents are entitled to indemnification from the sponsor for claims such as those asserted by the plaintiffs. The sponsor has reimbursed our company for the cost of our defense. Dr. Kleiman was dismissed as a defendant in August 2003 and our company was dismissed, with prejudice, as a defendant in May 2005.

In December 2003, we were named as a defendant in an action brought in Common Pleas Court for Philadelphia County, Commonwealth of Pennsylvania (Colburn et al. v. eResearchTechnology, Inc. (No. 002521 Dec. Term 2003)). The amended complaint is based on a warrant that entitled the plaintiffs’ alleged predecessor-in-interest to purchase $1.0 million worth of shares in our former wholly-owned subsidiary (the “Former Subsidiary”) if the Former Subsidiary completed an initial public offering of its common stock. The amended

Back to Contents

complaint alleges breach of contract, unjust enrichment and promissory estoppel. The plaintiffs also sought declaratory relief entitling them to exercise a warrant for 574,713 shares of our common stock at an exercise price of $1.74 per share. In January 2006, a summary judgment was ordered in our favor and against the plaintiffs on all counts of the amended complaint. A notice of appeal was filed by the plaintiffs in February 2006. We will continue to defend this matter vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters during the fourth quarter of the year covered by this Form 10-K to a vote of the security holders through the solicitation of proxies or otherwise.

SPECIAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. Our executive officers are as follows:

Name	Age	Position

Joseph A. Esposito	53	President, Chief Executive Officer and Director
Joel Morganroth, MD	60	Chairman of the Board of Directors
Thomas P. Devine	53	Executive Vice President and Chief Development Officer
Amy Furlong	33	Executive Vice President, Cardiac Safety
Scott Grisanti	43	Executive Vice President and Chief Marketing Officer
Bruce Johnson	55	Executive Vice President and Chief Financial Officer
Jeffrey S. Litwin, MD	48	Executive Vice President and Chief Medical Officer
Vincent Renz	49	Executive Vice President and Chief Technology Officer
Robert S. Brown	50	Senior Vice President, Outsourcing Partnerships
Anna Marie Pagliaccetti, Esq.	40	Senior Vice President, General Counsel and Secretary
George Tiger	46	Senior Vice President, International Sales and Operations

Mr. Esposito has served as our President and Chief Executive Officer since 2001. Mr. Esposito formerly served as our President and Chief Operating Officer from April 1998 until March 2001 and has served as a member of our Board of Directors since 1999. He also served as President of our Clinical Research Technology and Services division from October 1997 to April 1998. From May 1997 through October 1997, he was President of DLB Systems, Inc., which we acquired in October 1997. In 2002, Mr. Esposito was awarded The Ellis Island Medal of Honor for outstanding citizenship, individual achievement, and encouragement of cultural unity. He has over 31 years experience in technology, working closely with pharmaceutical companies in the areas of clinical research, supply chain management and regulatory document management. In February 2006, we announced Mr. Esposito’s plans to retire during 2006 from his positions as our President and Chief Executive Officer and as a director.

Dr. Morganroth has served as the Chairman of our Board of Directors since 1999 and a member of our Board of Directors since 1997. He served as our Chief Scientist from March 2001 to December 2005 and as our Chief Executive Officer from 1993 to March 2001. In addition, Dr. Morganroth has consulted for us since 1977. Dr. Morganroth is a globally recognized cardiologist and clinical researcher. Dr. Morganroth served for over ten years as a Medical Review Officer/Expert for the U.S. Food and Drug Administration.

Mr. Devine has been our Executive Vice President and Chief Development Officer since December 2005. Previously, he served as our Senior Vice President and Chief Development Officer since April 2003. From August 2002 to April 2003, Mr. Devine was our Vice President of Research and Development. Prior to joining us, Mr. Devine was employed by ecHUB, Inc., an electronic commerce company, from January 2000 to July 2002.

Ms. Furlong has been our Executive Vice President, Cardiac Safety since December 2005. Previously, she served as our Senior Vice President, Regulatory Compliance since January 2004. From February 2001 to January 2004, Ms. Furlong served as our Vice President, Regulatory Compliance and from February 1999 to February 2001, she served as our Senior Director, Regulatory Compliance.

Back to Contents

Mr. Grisanti has been our Executive Vice President and Chief Marketing Officer since December 2005. Previously, he served as our Senior Vice President, Business Development and Chief Marketing Officer since October 2000.

Mr. Johnson has been our Executive Vice President and Chief Financial Officer since December 2005. Previously, he served as our Senior Vice President and Chief Financial Officer since February 2000. He also served as our Secretary from February 2000 to April 2002. Mr. Johnson has 30 years of previous experience in public accounting and financial management positions. Mr. Johnson is a certified public accountant. In December 2005, we announced Mr. Johnson’s plans to retire from his positions as our Executive Vice President and Chief Financial Officer during 2006.

Dr. Litwin is a cardiologist and has been our Executive Vice President and Chief Medical Officer since December 2005. Previously, he served as our Senior Vice President and Chief Medical Officer since July 2000.

Mr. Renz has been our Executive Vice President and Chief Technology Officer since December 2005. Previously, he served as our Senior Vice President, Client Services and Chief Technology Officer since April 2004. From January 2000 to March 2004, Mr. Renz served as our Senior Vice President, Technology and Consulting and Chief Technology Officer. Mr. Renz has over 20 years of experience in developing and implementing information technology products and services.

Mr. Brown has been our Senior Vice President, Outsourcing Partnerships since July 2002. From January 2000 to June 2002, Mr. Brown was our Senior Vice President, Cardiac Safety. Mr. Brown has been employed with us for over 23 years.

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

Mr. Tiger has been our Senior Vice President, International Sales and Operations since December 2005. Previously, Mr. Tiger served as our Senior Vice President, International Operations from July 2004 to December 2005, Vice President, International Business Development from August 2002 to July 2004 and as Director of Business Development from January 2001 to August 2002.

Back to Contents

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the Nasdaq National Market System since February 4, 1997, currently under the symbol “ERES.” Below is the range of high and low sales prices for the common stock for the following quarters as quoted on the Nasdaq National Market System. On May 27, 2004, we effected a 3-for-2 split of our common stock. Market prices in the following table have been restated to reflect this split of our common stock as if the stock split had occurred as of December 31, 2003.

Calendar Period	High	Low

2004
First Quarter	$24.93	$17.12
Second Quarter	28.08	18.47
Third Quarter	29.80	13.13
Fourth Quarter	16.86	10.70

2005
First Quarter	$16.80	$10.01
Second Quarter	13.92	10.11
Third Quarter	16.25	12.86
Fourth Quarter	16.23	12.76

We have never declared or paid any cash dividend on our common stock. We do not anticipate paying any cash dividends in the foreseeable future because we intend to retain our current cash and future earnings for the development and expansion of our business.

As of February 28, 2006, there were 60 record holders of our common stock.

We announced on May 3, 2005 that our Board of Directors had authorized the purchase of up to an additional 10 million shares of our common stock, which extended the stock buy-back program previously announced to authorize the repurchase of a total of 12.5 million shares. The current stock buy-back program was originally announced in April 2004 and extended to 2.5 million shares in October 2004. Through December 31, 2005, we have repurchased 3.8 million shares of the 12.5 million shares approved for repurchase. The following table provides information regarding the stock buy-back activity during the fiscal quarter ended December 31, 2005:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 2005	—	$—	—	9,815,400
November 2005	850,000	$13.96	850,000	8,965,400
December 2005	250,000	$13.97	250,000	8,715,400

Total	1,100,000	$13.96	1,100,000

Back to Contents

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Consolidated Statements of Operations Data (in thousands, except per share data)

	Year Ended December 31,

	2001	2002	2003	2004	2005

Net revenues:
Licenses	$1,372	$2,119	$5,738	$9,803	$6,063
Services	23,355	31,344	46,791	76,340	59,712
Site support	3,270	8,063	14,313	23,250	21,072

Total net revenues	27,997	41,526	66,842	109,393	86,847

Costs of revenues:
Cost of licenses	576	896	658	664	436
Cost of services	11,046	12,816	17,473	24,124	24,337
Cost of site support	1,342	4,301	6,610	11,486	13,965

Total costs of revenues	12,964	18,013	24,741	36,274	38,738

Gross margin	15,033	23,513	42,101	73,119	48,109

Operating expenses:
Selling and marketing	5,427	6,719	7,763	9,391	9,122
General and administrative	5,188	5,695	6,804	10,276	11,458
Research and development	4,865	4,256	4,564	4,090	4,093

Total operating expenses	15,480	16,670	19,131	23,757	24,673

Operating income (loss)	(447)	6,843	22,970	49,362	23,436
Other income, net	941	868	310	863	936
Investment impairment charge	(5,686)	—	—	—	—
Gain on sale of domestic CRO operation	1,422	35	—	—	—

Income (loss) before income taxes and minority interest	(3,770)	7,746	23,280	50,225	24,372
Income tax provision (benefit)	(112)	1,596	8,817	20,501	9,007
Minority interest dividend(1)	116	—	—	—	—

Net income (loss)	$(3,774)	$6,150	$14,463	$29,724	$15,365

Basic net income (loss) per share	$(0.08)	$0.13	$0.29	$0.58	$0.31
Diluted net income (loss) per share	$(0.08)	$0.12	$0.27	$0.54	$0.29

Consolidated Balance Sheet Data (in thousands)

	December 31,

	2001	2002	2003	2004	2005

Cash, cash equivalents and short-term investments	$18,430	$26,750	$51,922	$64,964	$52,001
Working capital	20,689	24,693	45,777	53,492	45,795
Total assets	41,000	53,392	91,978	116,895	104,766
Treasury stock	(3,229)	(3,229)	(3,390)	(31,555)	(56,387)
Total stockholders’ equity	32,792	40,580	69,259	86,854	79,973

(1) Represents a minority interest dividend earned by a preferred stockholder.

Back to Contents

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Forward-Looking Information

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements appearing elsewhere in this Form 10-K. The following discussion includes a number of forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to future events and financial performance. We use words such as anticipate, believe, expect, intend and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to risks and uncertainties such as competitive factors, technology development, market demand and our ability to obtain new contracts and accurately estimate net revenues due to uncertain regulatory guidance, variability in size, scope and duration of projects, and internal issues of the sponsoring client. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further information on potential factors that could affect our financial results can be found in Item 1A “Risk Factors” in this Form 10-K.

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

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. We offer Cardiac Safety services, which are utilized by clinical trial sponsors and Clinical Research Organizations (CROs) during the conduct of clinical trials, including comprehensive Thorough QTc studies. Services may be provided through the Digital ECG Franchise program, which offers a unique approach designed to address the growing capacity demands for eRT’s ECG services through partnerships with sponsors that desire dedicated resources within eRT to address specific levels of cardiac safety monitoring transactions. Additionally, we offer the licensing and, at the client’s option, hosting of our proprietary Clinical Data Management software products and the provision of maintenance and consulting services in support of our proprietary Clinical Data Management software products.

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

Cost of licenses consists primarily of applications service provider (ASP) fees for those clients that choose hosting, the cost of producing compact disks and related documentation and royalties paid to third parties in connection with their contributions to our product development. Cost of services includes the cost of Cardiac Safety services and the cost of technology consulting, training and maintenance services. Cost of Cardiac Safety services consists primarily of direct costs related to our centralized Cardiac Safety services and includes wages,

Back to Contents

depreciation and other direct operating costs. Cost of technology consulting, training and maintenance services consists primarily of wages, fees paid to outside consultants and other direct operating costs related to our consulting and client support functions. Cost of site support consists primarily of wages, cardiac safety equipment rent and depreciation, related supplies, cost of equipment sold, shipping expenses and other direct operating costs. Selling and marketing expenses consist primarily of wages and commissions paid to sales personnel, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of wages and direct costs for our finance, administrative, corporate information technology, legal and executive management functions, in addition to professional service fees and corporate insurance. Research and development expenses consist primarily of wages paid to our product development staff, costs paid to outside consultants and direct costs associated with the development of our technology products.

We conduct our operations through offices in the United States (US) and the United Kingdom (UK). Our international net revenues represented approximately 22%, 18% and 20% of total net revenues for the years ended December 31, 2003, 2004 and 2005, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology. The international net revenues as a percentage of total net revenues reflect the application of the change in transfer pricing methodology, as discussed in Note 5 in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K, as if the changes were in effect as of January 1, 2004. See Note 11 in the Notes to Consolidated Financial Statements elsewhere in this Form 10-K for a detailed discussion of revenue recognition among the geographic segments.

Results of Operations

Executive Overview

2005 was characterized by uncertainty in the clinical research and drug development industry, due in part to evolving regulatory guidance concerning cardiac safety. Regulatory bodies, such as the United States Food and Drug Administration (FDA) and the International Conference on Harmonization (ICH), provide guidance on the clinical trial process. This guidance can have a significant influence on the decisions made by our clients and potential clients regarding the use of our services. We believe that regulatory uncertainty delayed new contract signings and extended the time for initiation of new studies. We believe that our results of operations for 2005 were adversely affected as a result of this uncertainty. Revenue, net income and operating cash flow for the year all decreased substantially as compared to 2004. Because we believed that the adverse impact of the regulatory uncertainty was temporary, we did not reduce our infrastructure which led to lower gross margins and operating income in 2005 as compared to 2004.

On May 12, 2005, the International Committee on Harmonization (ICH) ratified and recommended implementation (step 4) of the cardiac safety monitoring guidance provided in ICH E14: The Clinical Evaluation of QT/QTc Interval Prolongation and Proarrhythmic Potential for Non-Antiarrhythmic Drugs. The guidance confirmed previous guidance reinforcing the need for routine cardiac safety testing as well as Thorough QTc testing for all compounds entering the blood stream commencing early in clinical development to provide maximum guidance for later trials, as well as testing for all compounds in Phase III prior to submission for approval. We believe that the ICH E14 guidance has, to some extent, alleviated the regulatory uncertainty that has existed. We announced record bookings of $32.0 million in the third quarter of 2005 and $39.7 million in the fourth quarter of 2005. We believe that the higher level of bookings in the third and fourth quarters of 2005, as compared to the first and second quarters of 2005, was partially in response to the issuance of the ICH E14 guidance. The majority of the revenues related to the third and fourth quarter bookings will occur in 2006 and beyond.

Our manual processing of ECGs includes manually derived measurements, using our on screen, high resolution caliper placement system, which are later interpreted by a cardiologist. Drug sponsors have begun to shift certain studies towards semi-automated processing allowing more competitors to compete with us and, as a result, we offer semi-automated processing services at reduced pricing to maintain our market share.

During 2005, we purchased approximately 1.8 million shares of our stock for approximately $24.8 million under a stock buy-back program authorized by our Board of Directors.

Back to Contents

The following table presents certain financial data as a percentage of total net revenues:

	Year Ended December 31,

	2003	2004	2005

Net revenues:
Licenses	8.6%	9.0%	7.0%
Services	70.0	69.8	68.8
Site support	21.4	21.2	24.2

Total net revenues	100.0	100.0	100.0

Costs of revenues:
Cost of licenses	1.0	0.6	0.5
Cost of services	26.1	22.1	28.0
Cost of site support	9.9	10.5	16.1

Total costs of revenues	37.0	33.2	44.6

Gross margin	63.0	66.8	55.4

Operating expenses:
Selling and marketing	11.6	8.6	10.5
General and administrative	10.2	9.4	13.2
Research and development	6.8	3.7	4.7

Total operating expenses	28.6	21.7	28.4

Operating income	34.4	45.1	27.0
Other income, net	0.4	0.8	1.1

Income before income taxes	34.8	45.9	28.1
Income tax provision	13.2	18.7	10.4

Net income	21.6%	27.2%	17.7%

Back to Contents

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

The following table presents statements of operations data with product line detail (in thousands):

	Year Ended December 31,

	2004	2005	Increase (Decrease)

Licenses:
Net revenues	$9,803	$6,063	$(3,740)	(38.2%)
Costs of revenues	664	436	(228)	(34.3%)

Gross margin	$9,139	$5,627	$(3,512)	(38.4%)

Services:
Cardiac Safety
Net revenues	$68,270	$52,533	$(15,737)	(23.1%)
Costs of revenues	20,316	21,420	1,104	5.4%

Gross margin	$47,954	$31,113	$(16,841)	(35.1%)

Technology consulting and training
Net revenues	$3,628	$2,429	$(1,199)	(33.0%)
Costs of revenues	2,692	1,874	(818)	(30.4%)

Gross margin	$936	$555	$(381)	(40.7%)

Software maintenance
Net revenues	$4,442	$4,750	$308	6.9%
Costs of revenues	1,116	1,043	(73)	(6.5%)

Gross margin	$3,326	$3,707	$381	11.5%

Total services
Net revenues	$76,340	$59,712	$(16,628)	(21.8%)
Costs of revenues	24,124	24,337	213	0.9%

Gross margin	$52,216	$35,375	$(16,841)	(32.3%)

Site support:
Net revenues	$23,250	$21,072	$(2,178)	(9.4%)
Costs of revenues	11,486	13,965	2,479	21.6%

Gross margin	$11,764	$7,107	$(4,657)	(39.6%)

Total
Net revenues	$109,393	$86,847	$(22,546)	(20.6%)
Costs of revenues	36,274	38,738	2,464	6.8%

Gross margin	73,119	48,109	(25,010)	(34.2%)

Operating expenses:
Selling and marketing	9,391	9,122	(269)	(2.9%)
General and administrative	10,276	11,458	1,182	11.5%
Research and development	4,090	4,093	3	0.1%

Total operating expenses	23,757	24,673	916	3.9%

Operating income	49,362	23,436	(25,926)	(52.5%)
Other income, net	863	936	73	8.5%

Income before income taxes	50,225	24,372	(25,853)	(51.5%)
Income tax provision	20,501	9,007	(11,494)	(56.1%)

Net income	$29,724	$15,365	$(14,359)	(48.3%)

Back to Contents

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Year Ended December 31,		Increase (Decrease)

	2004	2005

Cost of licenses	6.8%	7.2%	0.4%
Cost of services:
Cardiac Safety	29.8%	40.8%	11.0%
Technology consulting and training	74.2%	77.2%	3.0%
Software maintenance	25.1%	22.0%	(3.1%)
Total cost of services	31.6%	40.8%	9.2%
Cost of site support	49.4%	66.3%	16.9%
Total costs of revenues	33.2%	44.6%	11.4%
Operating expenses:
Selling and marketing	8.6%	10.5%	1.9%
General and administrative	9.4%	13.2%	3.8%
Research and development	3.7%	4.7%	1.0%

License revenues decreased primarily due to a decline in the number of licenses sold and a decrease in the average license revenue for each license sold. The decrease in the average license revenue was largely the result of a change in the mix of the type of licenses sold and the number of users for each license.

The decrease in Cardiac Safety service revenues was primarily due to a decrease in transactions performed and a decrease in average revenue per transaction. The decrease in sales volume in 2005 was partially attributable to a slowdown in contract signings in the second half of 2004 and the first half of 2005, delays in certain studies as well as a decrease in comprehensive Thorough QTc studies. Thorough QTc studies are typically of large volume and of short duration, with ECGs performed over a two- to six-month period. As a result, revenues resulting from Thorough QTc studies are more difficult to predict. We believe that regulatory uncertainty delayed new contract signings and extended the time for initiation of new studies. The decrease in average revenue per transaction was largely due to the impact of increased activity in franchise accounts and semi-automated processing, which generally include lower fees per transaction than other studies, as well as competitive pricing adjustments.

Technology consulting and training revenues decreased primarily due to a reduction in consulting and configuration for Clinical Data Management software products. Many of the license sales in 2005 required limited consulting services due to the nature of the licenses sold.

Software maintenance revenues increased due to software licenses sold during and after 2004, which increased the number of total active licenses and their related maintenance fees.

Site support revenue decreased primarily due to a decrease in the sale of cardiac safety equipment (2004 included an unusually large sale transaction) as well as a decrease in revenue from the rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures. This was driven largely by a reduction in the average revenue per equipment unit due to competitive pricing in the cardiac safety services market.

The decrease in cost of licenses was primarily due to a royalty paid in 2004 to a third-party software developer related to the sale of one of the perpetual licenses as well as a decrease in ASP hosting fees. The increase in cost of licenses as a percentage of license revenues was due to the decrease in perpetual license revenues which have very little incremental cost of sales, such that revenue reductions lead to minimal cost savings.

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

Back to Contents

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

The decrease in selling and marketing expenses was primarily due to lower commissions that resulted from a decrease in commissionable revenue and the conversion of certain business development directors from incentive compensation based upon commission to incentive compensation based upon bonus. In the second half of 2005, performance against bonus targets improved which resulted in an increase in bonus expense, which partially offset the commission expense reduction. Additionally, labor cost increases in 2005 partially offset the commission expense reduction. The increase in selling and marketing expenses as a percentage of total net revenues was due to maintaining other selling and marketing expenditures, including labor, despite the decrease in total net revenues.

The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to higher labor costs due to new hires, an increase in charitable contributions in 2005, and increases in professional and board fees, depreciation, equipment, insurance and telephone expenses. These increases were partially offset by a reduction in incentive bonuses due to higher targets in the first half of 2005 that were not achieved as well as lower audit fees due to the high cost of the initial attestation work in 2004 on internal controls in accordance with the Sarbanes-Oxley Act. The increase in general and administrative expenses as a percentage of total net revenues was also due to the decrease in net revenues and the fact that general and administrative expenses do not necessarily increase or decrease with changes in revenues.

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments as well as foreign exchange gains, net of interest expense related to capital lease obligations, foreign exchange losses and an impairment charge related to a cost basis investment. Other income, net increased primarily due to a shift to higher yielding money market investments and a decrease in interest expense related to capital leases in 2005. These increases were partially offset by foreign exchange losses in 2005 as well as an impairment charge in the first quarter of 2005 related to a cost basis investment.

Our effective tax rate was 40.8% and 37.0% for the years ended December 31, 2004 and 2005, respectively. The tax rate for the year ended December 31, 2005 included a net income tax benefit of approximately $347,000 related to the recovery of prior year state taxes due to a change in our transfer pricing methodology.

Back to Contents

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

The following table presents statements of operations data with product line detail (in thousands):

	Year Ended December 31,		Increase (Decrease)

	2003	2004

Licenses
Net revenues	$5,738	$9,803	$4,065	70.8%
Costs of revenues	658	664	6	0.9%

Gross margin	$5,080	$9,139	$4,059	79.9%

Services:
Cardiac Safety
Net revenues	$38,986	$68,270	$29,284	75.1%
Costs of revenues	13,490	20,316	6,826	50.6%

Gross margin	$25,496	$47,954	$22,458	88.1%

Technology consulting and training
Net revenues	$3,800	$3,628	$(172)	(4.5%)
Costs of revenues	2,897	2,692	(205)	(7.1%)

Gross margin	$903	$936	$33	3.7%

Software maintenance
Net revenues	$4,005	$4,442	$437	10.9%
Costs of revenues	1,086	1,116	30	2.8%

Gross margin	$2,919	$3,326	$407	13.9%

Total services
Net revenues	$46,791	$76,340	$29,549	63.2%
Costs of revenues	17,473	24,124	6,651	38.1%

Gross margin	$29,318	$52,216	$22,898	78.1%

Site support:
Net revenues	$14,313	$23,250	$8,937	62.4%
Costs of revenues	6,610	11,486	4,876	73.8%

Gross margin	$7,703	$11,764	$4,061	52.7%

Total
Net revenues	$66,842	$109,393	$42,551	63.7%
Costs of revenues	24,741	36,274	11,533	46.6%

Gross margin	42,101	73,119	31,018	73.7%

Operating expenses:
Selling and marketing	7,763	9,391	1,628	21.0%
General and administrative	6,804	10,276	3,472	51.0%
Research and development	4,564	4,090	(474)	(10.4%)

Total operating expenses	19,131	23,757	4,626	24.2%

Operating income	22,970	49,362	26,392	114.9%
Other income, net	310	863	553	178.4%

Income before income taxes	23,280	50,225	26,945	115.7%
Income tax provision	8,817	20,501	11,684	132.5%

Net income	$14,463	$29,724	$15,261	105.5%

Back to Contents

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Year Ended December 31,		Increase (Decrease)

	2003	2004

Cost of licenses	11.5%	6.8%	(4.7%	)
Cost of services:
Cardiac Safety	34.6%	29.8%	(4.8%	)
Technology consulting and training	76.2%	74.2%	(2.0%	)
Software maintenance	27.1%	25.1%	(2.0%	)
Total cost of services	37.3%	31.6%	(5.7%	)
Cost of site support	46.2%	49.4%	3.2%
Total costs of revenues	37.0%	33.2%	(3.8%	)
Operating expenses:
Selling and marketing	11.6%	8.6%	(3.0%	)
General and administrative	10.2%	9.4%	(0.8%	)
Research and development	6.8%	3.7%	(3.1%	)

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

The decrease in the cost of technology consulting and training services, both in absolute terms and as a percentage of technology consulting and training service revenues, was due primarily to a reduction in third-party consulting costs partially offset by an increase in labor costs in the year ended December 31, 2004 versus the year ended December 31, 2003. The reduction in consulting costs resulted from the decrease in revenue as well as staffing additions which allowed for most of the work, especially in the latter part of 2004, to be completed by employees.

Back to Contents

The increase in the cost of site support, both in absolute terms and as a percentage of site support revenues, was due primarily to an increase in rental and depreciation costs and supplies associated with cardiac safety rental equipment, cost of equipment sold in 2004 as there were no significant sales in 2003, and increased shipping costs and other costs associated with expanding capabilities to meet the growth in site support activities, including the addition of new dedicated site support facilities.

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

The increase in general and administrative expenses was due primarily to consultants assisting with internal control work required by the Sarbanes-Oxley Act as well as increased audit and internal control attestation fees of our independent registered public accountants, higher labor costs due to new hires, increased legal fees, non-income based taxes, depreciation, telecommunications, provision for uncollectible accounts, insurance costs and fees related to stock buybacks. These increases were partially offset by a planned reduction in public relations expenses and a reduction in incentive bonuses due to higher targets in 2004 that were not fully achieved. The decrease in general and administrative expenses as a percentage of total net revenues was primarily due to the increase in net revenues and the fact that general and administrative expenses do not necessarily increase or decrease with changes in revenues.

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

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents, short-term investments and long-term investments as well as foreign exchange gains, net of interest expense related to capital lease obligations. The primary reason for the increase in 2004 was higher balances of cash, cash equivalents and short-term investments in 2004, foreign exchange gains and a decrease in interest expense related to capital leases in 2004.

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

Liquidity and Capital Resources

At December 31, 2005, we had $18.4 million of cash and cash equivalents and $36.6 million invested in short-term and long-term investments. We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper.

For the year ended December 31, 2005, our operations provided cash of $26.2 million compared to $59.6 million during the year ended December 31, 2004. The change was primarily the result of lower net income and less income tax benefits related to stock options exercised during the year ended December 31, 2005 compared to the year ended December 31, 2004. The decrease in operating cash flow was also attributable to a decrease in deferred revenues in the year ended December 31, 2005 compared to an increase in the year ended

Back to Contents

December 31, 2004. In the 2005 period, franchise revenue exceeded franchise payments while in the 2004 period, franchise payments exceeded franchise revenue.

For the year ended December 31, 2005, our investing activities used cash of $29.8 million compared to $26.7 million during the year ended December 31, 2004. The change was primarily the result of net activity related to short-term investments and long-term investments, which used $13.6 million of cash for the year ended December 31, 2005, compared to $9.4 million for the year ended December 31, 2004. This increased use of cash was partially offset by a $1.2 million decrease in cash used for purchases of property and equipment.

During the year ended December 31, 2005, we capitalized $16.1 million of property and equipment compared to $17.4 million capitalized during the year ended December 31, 2004. The decrease was primarily the result of software purchased in 2004 used in the development of the upgrade to EXPeRT® as discussed below.

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

In mid-August of 2004, we revised our estimated timing for the completion of EXPeRT® 2 to continue the development work through the fourth quarter of 2005, as opposed to the first quarter of 2005 as we previously had estimated. As this upgrade will replace many parts of the existing EXPeRT® product, we previously had accelerated the amortization of capitalized labor and consulting costs to fully amortize the associated costs of the existing EXPeRT® product by the end of the first quarter of 2005, which increased monthly amortization expense by $76,000 beginning in the fourth quarter of 2003. Beginning in mid-August of 2004, we revised the remaining amortization period for previously capitalized labor and consulting costs to fully amortize the associated costs of the existing EXPeRT® product by the end of the fourth quarter of 2005, which decreased monthly amortization expense by $76,000 beginning in mid-August 2004. At the beginning of April 2005, we extended the remaining life of the existing EXPeRT® product to co-exist with EXPeRT® 2 and extended the depreciation period through August 2006 which coincides with our standard useful life for internal use software of four years. This resulted in a decrease in monthly amortization expense of $32,000 beginning in April 2005. At this time, we expect EXPeRT® 2 to go into production in September 2006.

Back to Contents

The following table presents the internal use software costs and related amortization as of December 31, 2005 (in thousands):

	Amortization Period	Labor and Consulting	Related Direct Costs of Materials	Total Capitalized Costs	Monthly Amortization	Accumulated Amortization

EXPeRT®
Initial costs	August 2002-July 2006	$2,618	$1,413	$4,031	$55	$3,639
Additional costs	April 2003-July 2006	1,003	50	1,053	13	949
Additional enhancements	October 2005-September 2007	463	—	463	21	30

Semi-automated ECG processing software
Initial costs	February 2004-January 2008	449	361	810	17	390
Enhancements	October 2004-September 2008	380	—	380	8	120
Additional enhancements	April 2005-March 2009	376	—	376	8	72

Upgrade to EXPeRT®	September 2006-August 2010
	(estimated)	5,436	1,139	6,575	—	—

Total		$10,725	$2,963	$13,688	$122	$5,200

For the year ended December 31, 2005, our financing activities used cash of $23.6 million compared to $25.6 million for the year ended December 31, 2004. The change was primarily the result of a lower repurchase of common stock under our stock buy-back program in the 2005 period as compared to the 2004 period as well as lower net proceeds from the exercise of stock options in the 2005 period as compared to the 2004 period.

We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. For the year ended December 31, 2005, we had no borrowings under the line.

We have a commitment to purchase approximately $5.0 million of private label cardiac safety equipment from a manufacturer over the twelve-month period ending in July 2006. This cardiac safety equipment is expected to be purchased in the normal course of business and thus does not represent a significant commitment above our expected purchases of ECG equipment during that period.

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

In the second quarter of 2005, the stock buy-back program that was originally announced in April 2004 and extended to 2.5 million shares in October 2004 was extended by an additional 10 million shares to a total of 12.5 million shares. The purchase of a majority of the shares authorized could require us to use a significant portion of our cash, cash equivalents and short-term investments and could also require us to seek additional external financing. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. During the year ended December 31, 2005, we purchased 1,779,600 shares of our common stock at a cost of $24.8 million.

The following table presents contractual obligations information as of December 31, 2005 (in thousands):

	Payments due by period

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Capital lease obligations	$204	$163	$41	$—	$—
Operating leases	15,725	5,284	6,550	2,779	1,112

Total	$15,929	$5,447	$6,591	$2,779	$1,112

Back to Contents

Inflation

We believe the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. In April 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided additional guidance in implementing SFAS No. 123R without modifying the conclusions or requirements of SFAS No. 123R. In April 2005, the SEC also deferred the effective date of SFAS No. 123R for many registrants, including our company. The deferral now requires the adoption to be effective for our company no later than the first annual period beginning after June 15, 2005. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Accordingly, we do not recognize any compensation expense related to stock option grants that we issue under our stock option plans. We will adopt SFAS No. 123R on January 1, 2006 under the modified prospective method of application. Under that method, we will recognize compensation costs for new grants of share-based awards, awards modified after the effective date, and the remaining portion of the fair value of the unvested awards at the adoption date. As described in Note 8 in the Notes to Consolidated Financial Statements, we accelerated the vesting of certain unvested options to minimize the recognition of compensation costs in 2006, 2007 and 2008 for previously granted unvested awards. We estimate that the adoption of SFAS No. 123R will result in the recognition of after-tax compensation costs for share-based awards equivalent to $0.03 to $0.04 per share in 2006 based upon unvested options at December 31, 2005 and planned 2006 option grants.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 will be effective for us for all accounting changes and any error corrections occurring after January 1, 2006.

Critical Accounting Policies

In December 2001 and December 2003, the SEC issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Back to Contents

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

We recognize software revenues in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Accordingly, we recognize up-front license fee revenues under the residual method when a formal agreement exists, delivery of the software and related documentation has occurred, collectability is probable and the license fee is fixed or determinable. We recognize monthly and annual license fee revenues over the term of the arrangement. Hosting service fees are recognized evenly over the term of service. Cardiac Safety services revenues consist of services that we provide on a fee for services basis and are recognized as services are performed. We recognize revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. We provide consulting and training services on a time and materials basis and recognize revenues as we perform the services. The rental of cardiac safety equipment is recognized over the rental period. Sales of equipment and supplies are recognized at the time of sale.

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

Significant management judgment is required in determining our provision for income taxes, deferred taxes and any valuation allowance recorded against deferred tax assets. As of December 31, 2005, we had a valuation allowance of $2.4 million related to the uncertain realization of certain deferred tax assets. See Note 5 in the Notes to Consolidated Financial Statements for more information.

Back to Contents

Depreciation and Amortization of Long-lived Assets

We compute depreciation on our property, plant and equipment on a straight-line basis over their estimated useful lives, which generally range from two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. System development costs are amortized on a straight-line basis over four years, or a shorter period if an upgrade replacement is expected to take place prior to the end of the four-year period. Changes in the estimated useful lives of property, plant and equipment could have a material effect on our results of operations.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternatives would not produce a materially different result. See our audited Consolidated Financial Statements and Notes thereto, which begin on page F-1 of this Form 10-K, for a description of our accounting policies and other disclosures required by generally accepted accounting principles.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial market risks include fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents, short-term investments and long-term investments, but in order to ensure liquidity, we will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the year ended December 31, 2005 would have decreased by approximately $0.6 million. This estimate assumes that the decrease occurred on the first day of 2005 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents, short-term investments and long-term investments. See “Liquidity and Capital Resources” as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Foreign Currency Risk

We operate on a global basis from locations in the United States and the United Kingdom. All international net revenues and expenses are billed or incurred in either U.S. dollars or pounds sterling. As such, we face exposure to adverse movements in the exchange rate of the pound sterling. As the currency rate changes, translation of the income statement of our UK subsidiary from the local currency to U.S. dollars affects year-to-year comparability of operating results. We do not hedge translation risks because any cash flows from UK operations are generally reinvested in the UK.

Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the year ended December 31, 2005 by less than $0.3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is set forth on Pages F-1 through F-24.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required.

Back to Contents

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s annual report on internal control over financial reporting

See Management’s Report on Internal Control Over Financial Reporting on page F-2.

Attestation report of the registered public accounting firm

See Report of Independent Registered Public Accounting Firm on page F-3.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Back to Contents

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is set forth in our definitive Proxy Statement (the “Proxy Statement”) to be filed with the SEC for our Annual Meeting of Stockholders to be held on April 25, 2006, under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Business Conduct,” and is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

“Executive Compensation” in the Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

“Security Ownership of Certain Beneficial Owners and Management” and “Proposal to Amend 2003 Stock Option Plan-Existing Equity Compensation Plans” in the Proxy Statement are incorporated by reference.

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

(a) The following documents are filed as part of this Form 10-K:

1.
The consolidated financial statements of eResearchTechnology, Inc. (the “Company”) filed as a part of this Form 10-K are listed on the attached Index to Consolidated Financial Statements and Financial Schedule at F-1

2.
The schedule to the consolidated financial statements of the Company filed as a part of this Form 10-K is listed in the attached Index to Consolidated Financial Statements and Financial Statement Schedule at F-1

3.	Exhibits.

3.1	Restated Certificate of Incorporation, as amended.(12)

3.2	Bylaws.(1)

3.3	Amendment to Bylaws.(2)

3.4	Certificate of Merger between the Company and eRT Operating Company.(6)

4.1	Form of Stock Certificate.(6)

10.1	Registration Rights Agreement dated August 27, 1999.(3)

10.2	Amendment to Management Consulting Agreement between Dr. Joel Morganroth and the Company effective January 1, 2003.(7)*

10.3	2003 Stock Option Plan.(8)*

10.7	1996 Stock Option Plan, as amended.(6)*

10.9	2005 Bonus Plan.(13)*

10.10	2005 Amended Bonus Plan.(15)*

10.11	2006 Bonus Plan.*

10.23	Sublease Agreement between the Company and Raytheon Engineers & Constructors, Inc.(2)

10.25	Amendment to the Sublease Agreement between the Company and 17th Ludlow Property, L.L.C.(9)

10.26	Amendment to the Sublease Agreement between the Company and 17th Ludlow Property, L.L.C.(11)

10.30	Promissory Note to Wachovia Bank, National Association.(14)

10.31	Loan Agreement with Wachovia Bank, National Association.(11)

10.38	Management Employment Agreement effective January 1, 2004 between Joseph Esposito and the Company.(10)*

Back to Contents

10.39	Amendment to Management Employment Agreement effective August 16, 2004 between Joseph Esposito and the Company.(12)*

10.40	Management Employment Agreement effective February 7, 2006 between Joseph Esposito and the Company.*

10.41	Amendment to Management Employment Agreement effective August 16, 2004 between Dr. Joel Morganroth and the Company.(12)*

10.42	Amendment to Management Consulting Agreement effective January 1, 2005 between Dr. Joel Morganroth and the Company.(13)*

10.43	Management Employment Agreement effective August 20, 2004 between Bruce Johnson and the Company.(12)*

10.44	Management Employment Agreement effective August 20, 2004 between Dr. Jeffrey Litwin and the Company.(12)*

10.45	Management Employment Agreement effective August 20, 2004 between Vincent Renz and the Company.(12)*

10.46	Management Employment Agreement effective August 20, 2004 between Scott Grisanti and the Company.(12)*

10.47	Amendment to Management Consulting Agreement effective January 1, 2006 between Dr. Joel Morganroth and the Company.*

10.52	Lease Agreement dated August 18, 2000 between Advance/GLD 2 L.L.C. and the Company.(4)

10.54	Lease Agreement dated September 28, 2004 between Royal and Sun Alliance Insurance PLC and the Company’s subsidiary, eResearchTechnology Limited.(13)

10.56	Management Employment Agreement effective May 21, 2001 between Dr. Joel Morganroth and the Company.(5)*

10.57	Management Consulting Agreement effective May 21, 2001 between Dr. Joel Morganroth and the Company.(5)*

10.59	Attornment Agreement between 17th Ludlow Property, L.L.C. and the Company.(6)

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

Back to Contents

*	Management contract or compensatory plan or arrangement.

(1)
Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Registration Statement on Form S-1, File No. 333-17001, declared effective by the Securities and Exchange Commission on February 3, 1997.

(2)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 31, 1999.

(3)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 8-K on September 9, 1999.

(4)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 13, 2000.

(5)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 10, 2001.

(6)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 12, 2002.

(7)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 14, 2003.

(8)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 7, 2003.

(9)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 7, 2003.

(10)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 15, 2004.

(11)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 3, 2004.

(12)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 4, 2004.

(13)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 11, 2005.

(14)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 4, 2005.

(15)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 3, 2005.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March, 2006.

eResearchTechnology, Inc.

By:	Joseph A. Esposito

Joseph A. Esposito
President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Joseph A. Esposito	President and Chief Executive Officer,	March 10, 2006
Director (Principal executive officer)
Joseph A. Esposito

Joel Morganroth, MD	Chairman of the Board of Directors	March 10, 2006

Joel Morganroth, MD

Bruce Johnson	Executive Vice President and Chief Financial Officer	March 10, 2006
(Principal financial and accounting officer)
Bruce Johnson

Sheldon M. Bonovitz	Director	March 10, 2006

Sheldon M. Bonovitz

Gerald A. Faich, MD, MPH	Director	March 10, 2006

Gerald A. Faich, MD, MPH

David D. Gathman	Director	March 10, 2006

David D. Gathman

Elam M. Hitchner	Director	March 10, 2006

Elam M. Hitchner

John H. Park	Director	March 10, 2006

John H. Park

Stephen S. Phillips	Director	March 10, 2006

Stephen S. Phillips

John M. Ryan	Director	March 10, 2006

John M. Ryan

Stephen M. Scheppmann	Director	March 10, 2006

Stephen M. Scheppmann

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

•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Our system contains self monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Audit Committee Oversight

The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process and the audits of our consolidated financial statements and internal control over financial reporting. The Audit Committee meets regularly with management and with our independent registered public accounting firm (“auditors”) to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting (including compliance matters related to our Code of Ethics and Business Conduct), and the nature, extent, and results of the auditors’ audit of our consolidated financial statements. Our auditors have full and free access and report directly to the Audit Committee. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in this Form 10-K.

Back to Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
eResearchTechnology, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that eResearchTechnology, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). eResearchTechnology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that eResearchTechnology, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, eResearchTechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eResearchTechnology, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005 and the related financial statement schedule, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 10, 2006

Back to Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
eResearchTechnology, Inc.:

We have audited the accompanying consolidated balance sheets of eResearchTechnology, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, “Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eResearchTechnology, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of eResearchTechnology, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 10, 2006

Back to Index

eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,

	2004	2005

Assets
Current Assets:
Cash and cash equivalents	$45,806	$18,432
Short-term investments	19,158	33,569
Accounts receivable, net	14,798	15,178
Prepaid expenses and other	3,255	2,528
Deferred income taxes	323	841

Total current assets	83,340	70,548
Property and equipment, net	25,204	28,670
Goodwill	1,212	1,212
Long-term investments	3,784	3,008
Deferred income taxes	2,306	335
Other assets	1,049	993

	$116,895	$104,766

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,455	$2,332
Accrued expenses	4,318	5,155
Income taxes payable	2,517	1,041
Current portion of capital lease obligations	233	153
Deferred revenues	20,325	16,072

Total current liabilities	29,848	24,753

Capital lease obligations, excluding current portion	193	40

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized,
none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized,
56,396,696 and 56,871,010 shares issued, respectively	564	569
Additional paid-in capital	69,694	73,290
Accumulated other comprehensive income	1,601	586
Retained earnings	46,550	61,915
Treasury stock, 6,067,519 and 7,847,119 shares at cost	(31,555)	(56,387)

Total stockholders’ equity	86,854	79,973

	$116,895	$104,766

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,

	2003	2004	2005

Net revenues:
Licenses	$5,738	$9,803	$6,063
Services	46,791	76,340	59,712
Site support	14,313	23,250	21,072

Total net revenues	66,842	109,393	86,847

Costs of revenues:
Cost of licenses	658	664	436
Cost of services	17,473	24,124	24,337
Cost of site support	6,610	11,486	13,965

Total costs of revenues	24,741	36,274	38,738

Gross margin	42,101	73,119	48,109

Operating expenses:
Selling and marketing	7,763	9,391	9,122
General and administrative	6,804	10,276	11,458
Research and development	4,564	4,090	4,093

Total operating expenses	19,131	23,757	24,673

Operating income	22,970	49,362	23,436
Other income, net	310	863	936

Income before income taxes	23,280	50,225	24,372
Income tax provision	8,817	20,501	9,007

Net income	$14,463	$29,724	$15,365

Basic net income per share	$0.29	$0.58	$0.31

Diluted net income per share	$0.27	$0.54	$0.29

Shares used to calculate basic net
income per share	49,461	51,375	50,114

Shares used to calculate diluted net
income per share	54,033	55,133	52,905

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
	Shares	Amount

Balance, January 1, 2003	51,579,860	$516	$40,520	$410	$2,363	$(3,229)	$40,580
Comprehensive income
Net income	—	—	—	—	14,463	—	14,463
Currency translation adjustment	—	—	—	628	—	—	628

Total comprehensive income							15,091
Tax benefit from exercise of stock options	—	—	9,903	—	—	—	9,903
Cancellation of fractional shares related to stock splits	(3,624)	—	(46)	—	—	—	(46)
Exercise of stock options	3,159,678	31	3,861	—	—	(161)	3,731

Balance, December 31, 2003	54,735,914	547	54,238	1,038	16,826	(3,390)	69,259
Comprehensive income
Net income	—	—	—	—	29,724	—	29,724
Currency translation adjustment	—	—	—	563	—	—	563

Total comprehensive income							30,287
Purchase of treasury stock	—	—	—	—	—	(28,165)	(28,165)
Tax benefit from exercise of stock options	—	—	12,170	—	—	—	12,170
Share adjustment related to stock splits	1,363	—	—	—	—	—	—
Exercise of stock options	1,659,419	17	3,286	—	—	—	3,303

Balance, December 31, 2004	56,396,696	564	69,694	1,601	46,550	(31,555)	86,854
Comprehensive income
Net income	—	—	—	—	15,365	—	15,365
Currency translation adjustment	—	—	—	(1,015)	—	—	(1,015)

Total comprehensive income							14,350
Purchase of treasury stock	—	—	—	—	—	(24,832)	(24,832)
Tax benefit from exercise of stock options	—	—	2,105	—	—	—	2,105
Exercise of stock options	474,314	5	1,491	—	—	—	1,496

Balance, December 31, 2005	56,871,010	$569	$73,290	$586	$61,915	$(56,387)	$79,973

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2003	2004	2005

Operating activities:
Net income	$14,463	$29,724	$15,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,306	8,706	10,741
Cost of sale of equipment	—	1,152	1,018
Provision for uncollectible accounts	—	171	87
Stock option income tax benefit	9,895	12,173	2,107
Investment impairment charge	—	—	284
Changes in operating assets and liabilities:
Accounts receivable	(6,731)	(815)	(696)
Prepaid expenses and other	155	(1,541)	671
Accounts payable	1,484	(1,093)	(72)
Accrued expenses	720	(524)	806
Income taxes	(2,258)	3,856	(10)
Deferred revenues	7,533	7,812	(4,109)

Net cash provided by operating activities	30,567	59,621	26,192

Investing activities:
Purchases of property and equipment	(8,887)	(17,355)	(16,145)
Purchases of investments	(12,435)	(23,351)	(38,193)
Proceeds from sales of investments	8,184	13,967	24,558

Net cash used in investing activities	(13,138)	(26,739)	(29,780)

Financing activities:
Repayment of capital lease obligations	(601)	(720)	(233)
Proceeds from exercise of stock options	3,685	3,303	1,495
Repurchase of common stock for treasury	—	(28,165)	(24,832)

Net cash provided by (used in) financing activities	3,084	(25,582)	(23,570)

Effect of exchange rate changes on cash	408	142	(216)

Net increase (decrease) in cash and cash equivalents	20,921	7,442	(27,374)
Cash and cash equivalents, beginning of year	17,443	38,364	45,806

Cash and cash equivalents, end of year	$38,364	$45,806	$18,432

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements

1. Background and Summary of Significant Accounting Policies:

Background

eResearchTechnology, Inc. (eRT), a Delaware corporation, was founded in 1977 to provide Cardiac Safety services to evaluate the safety of new drugs. eRT and its consolidated subsidiaries collectively is referred to as the “Company” or “we.” We provide technology and services that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic services (Cardiac Safety services or EXPeRT® ECG services) and a leading provider of technology and services that streamline the clinical trials process by enabling our clients to evolve from traditional, paper-based methods to electronic processing using our Clinical Data Management products and services.

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. We offer Cardiac Safety services, which are utilized by clinical trial sponsors and Clinical Research Organizations (CROs) during the conduct of clinical trials, including comprehensive Thorough QTc studies. Thorough QTc studies are typically of large volume and of short duration, with ECGs performed over a two- to six-month period. Services may be provided through the Digital ECG Franchise program, which offers a unique approach designed to address the growing capacity demands for eRT’s ECG services through partnerships with sponsors that desire dedicated resources within eRT to address specific levels of cardiac safety monitoring transactions. We also offer site support which includes the rental and sale of cardiac safety equipment along with related supplies and freight. Additionally, we offer the licensing and, at the client’s option, hosting of our proprietary Clinical Data Management software products and the provision of maintenance and consulting services in support of our proprietary Clinical Data Management software products.

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

We recognize software revenues in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Accordingly, we recognize up-front license fee revenues under the residual method when a formal agreement exists, delivery of the software and related documentation has occurred, collectability is probable and the license fee is fixed or determinable. We recognize monthly and annual license

Back to Index

fee revenues over the term of the arrangement. Hosting service fees are recognized evenly over the term of service. Cardiac Safety services revenues consist of services that we provide on a fee for services basis as well as revenues from the rental of cardiac safety equipment. Such revenues are recognized as the services are performed or over the rental period. We recognize revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. We provide consulting and training services on a time and materials basis and recognize revenues as we perform the services.

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

We have recorded reimbursements received for out-of-pocket expenses incurred as revenue in the accompanying consolidated financial statements in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses.”

Cash and Cash Equivalents

We consider cash on deposit with financial institutions and all highly liquid investments with a purchased maturity of three months or less to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds.

Short-term and Long-term Investments

At December 31, 2005, short-term investments consisted of municipal securities and bonds of government sponsored agencies with maturities of less than one year, and long-term investments consisted of municipal securities and bonds of government sponsored agencies with maturities of more than one year. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. We classified all of our short-term and long-term investments at December 31, 2005 as available-for-sale. At December 31, 2004 and 2005, unrealized gains and losses were immaterial. Realized gains and losses during 2003, 2004 and 2005 were immaterial. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Pursuant to SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. These costs are included in property and equipment. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. During the years ended December 31, 2003, 2004 and 2005, $1.6 million, $3.4 million and $4.0 million, respectively, of these costs have been capitalized. As of December 31, 2005, $6.6 million of capitalized costs have not yet been placed in service and are therefore not being amortized. We accelerated the amortization of certain internal use software costs due to an upgrade replacement that is scheduled to take place in the third quarter of 2006. Amortization of capitalized software development costs was $1.4 million, $2.0 million and $1.3 million for the years ended December 31, 2003, 2004 and 2005, respectively, and is charged to cost of Cardiac Safety services. Gains or losses on the disposition of property and equipment are included in operations.

Back to Index

Depreciation expense was $3.9 million, $6.7 million and $9.4 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Goodwill

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is subject to an impairment test at least annually. In accordance with the provisions of SFAS No. 142, we ceased the amortization of goodwill effective January 1, 2002. Prior to the adoption of SFAS No. 142, we amortized goodwill over eight years.

In accordance with the provisions of SFAS No. 142, we perform an impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2003, 2004 or 2005.

When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.

Long-lived Assets

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” when events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during 2003, 2004 or 2005.

Accrued Expenses

Included in accrued expenses at December 31, 2004 and 2005 was accrued compensation of $1.3 million and $2.7 million, respectively.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2003, 2004 and 2005 was $0.9 million, $0.6 million and $0.8 million, respectively.

Stock-Based Compensation

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” was issued. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 related to the disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards or (ii) continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and provide pro forma net income

Back to Index

and earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. We continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures in accordance with the provisions of SFAS Nos. 123 and 148. Under APB Opinion No. 25, we have not recorded any stock-based employee compensation cost associated with our stock option plans, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock option plans (in thousands of dollars, except per share amounts):

	Year Ended December 31,
	2003	2004	2005

Net income, as reported	$14,463	$29,724	$15,365
Deduct:
Net stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,985)	(3,262)	(2,817)
Net stock-based employee compensation expense related to acceleration of certain unvested stock options, net of related tax effects (Note 8)	—	—	(876)

Pro forma net income	$12,478	$26,462	$11,672

Earnings per share:
Basic — as reported	$0.29	$0.58	$0.31
Basic — pro forma	$0.25	$0.52	$0.23

Diluted — as reported	$0.27	$0.54	$0.29
Diluted — pro forma	$0.23	$0.48	$0.22

In December 2005, we accelerated the vesting of unvested stock options to acquire 490,000 shares of common stock with exercise prices greater than $19.00 per share which resulted in additional expense included in the above 2005 total stock-based employee compensation expense of approximately $0.9 million, net of tax. As a result, stock-based employee compensation expense will be reduced by $0.6 million, $0.3 million and $28,000 in 2006, 2007 and 2008, respectively, subject to adjustments for terminations.

The weighted average fair value per share of our options granted during 2003, 2004 and 2005 was estimated as $3.04, $9.94 and $7.16, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2004	2005

Risk-free interest rate	2.05%	2.23%	3.55%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life	3 years	3 years	3.5 years
Expected volatility	69.21%	66.14%	62.92%

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

Other Income, Net

Other income, net consists primarily of earnings on cash, cash equivalents, short-term investments and long-term investments as well as foreign exchange gains, net of interest expense related to capital lease obligations, foreign exchange losses and an impairment charge in the first quarter of 2005 related to a cost basis investment.

Back to Index

Supplemental Cash Flow Information

We paid $1.1 million, $5.0 million and $7.1 million for income taxes in the years ended December 31, 2003, 2004 and 2005, respectively.

During the year ended December 31, 2004, we acquired $0.4 million of property and equipment through the execution of capital leases.

Concentration of Credit Risk and Significant Clients

Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the pharmaceutical, biotechnology and medical device industries. For the year ended December 31, 2003, one client accounted for 13.1% of net revenues. For the year ended December 31, 2004, one client accounted for 17.0% of net revenues. For the year ended December 31, 2005, one client accounted for 13.1% of net revenues. The loss of any such client could have a material adverse effect on our operations. We maintain reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management’s expectations.

Translation of Foreign Financial Statements

Assets and liabilities of our UK subsidiary are translated at the exchange rate as of the end of each reporting period. The statement of operations is translated at the average exchange rate for the period.

Stock Split

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

Back to Index

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

Year Ended December 31,	Net Income	Shares	Per Share Amount

2003
Basic net income	$14,463	49,461	$0.29
Effect of dilutive shares	—	4,572	(0.02)

Diluted net income	$14,463	54,033	$0.27

2004
Basic net income	$29,724	51,375	$0.58
Effect of dilutive shares	—	3,758	(0.04)

Diluted net income	$29,724	55,133	$0.54

2005
Basic net income	$15,365	50,114	$0.31
Effect of dilutive shares	—	2,791	(0.02)

Diluted net income	$15,365	52,905	$0.29

In computing diluted net income per share, 31,500, 714,000 and 1,173,000 options to purchase shares of common stock were excluded from the computations for the years ended December 31, 2003, 2004 and 2005, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective periods.

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

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. In April 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided additional guidance in implementing SFAS No. 123R without modifying the conclusions or requirements of SFAS No. 123R. We will be required to adopt SFAS No. 123R in the first quarter of 2006. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Accordingly, we do not recognize any compensation expense related to stock option grants that we issue under our stock option plans. We will adopt SFAS No. 123R on January 1, 2006 under the modified prospective method of application. Under that method, we will recognize compensation costs for new grants of share-based awards, awards modified after the effective date, and the remaining portion of the fair value of the unvested awards at the adoption date. As described in Note 8, we accelerated the vesting of certain unvested options to minimize the recognition of compensation costs in 2006, 2007 and 2008 for previously granted unvested awards. We estimate that the adoption of SFAS No. 123R will result in the recognition of after-tax compensation costs for share-based awards equivalent to $0.03 to $0.04 per share in 2006 based upon unvested options at December 31, 2005 and planned 2006 option grants.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates an exception in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges

Back to Index

of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have any impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a significant impact on the Company’s consolidated financial statements.

2. Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	December 31,
	2004	2005

Billed	$15,210	$14,499
Unbilled	—	1,145
Allowance for doubtful accounts	(412)	(466)

	$14,798	$15,178

3. Property and Equipment

The components of property and equipment are as follows (in thousands):

	December 31,
	2004	2005

Computer and other equipment	$26,823	$34,533
Furniture and fixtures	2,907	2,807
Leasehold improvements	3,878	3,809
System development costs	9,708	13,688
Construction in process	1,703	—

	45,019	54,837
Less-Accumulated depreciation	(19,815)	(26,167)

	$25,204	$28,670

4. Line of Credit

We have a line of credit with a bank, through June 30, 2006, that provides for borrowings up to $3.0 million at an interest rate equal to the one-month LIBOR plus 1.75%. The line of credit agreement includes certain covenants, the most restrictive of which limit future indebtedness and require compliance with a liabilities-to-tangible net worth ratio. As of December 31, 2005 and 2004, we were in compliance with these covenants. To date, we have not borrowed any amounts under our line of credit. As of December 31, 2005, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million.

Back to Index

5. Income Taxes

The income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2003	2004	2005

Current provision:
Federal	$8,752	$11,798	$5,934
State and local	900	4,547	607
Foreign	1,933	830	1,060

	11,585	17,175	7,601

Deferred provision (benefit):
Federal	(3,692)	2,744	909
State and local	602	444	428
Foreign	322	138	69

	(2,768)	3,326	1,406

	$8,817	$20,501	$9,007

Foreign income before income taxes was $6.4 million, $7.3 million and $3.0 million for the years ended December 31, 2003, 2004 and 2005, respectively.

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005

Tax at federal statutory rate	$8,148	$17,579	$8,530
Increase in valuation allowance	133	354	122
State and local taxes, net of federal	976	3,244	672
Federal tax credits	(587)	(307)	(200)
Tax-free interest income	(18)	(37)	(77)
Other	165	(332)	(40)

	$8,817	$20,501	$9,007

The components of our net deferred tax asset are as follows (in thousands):

	December 31,
	2004	2005

Goodwill amortization	$1,830	$1,520
Capitalized R&D expenses	2,394	2,115
Tax credit carryforwards	418	366
Net operating loss carryforwards	610	452
Investment impairment	2,262	2,384
Reserves and accruals	425	784

Gross deferred tax assets	7,939	7,621

Repatriation of UK earnings	(265)	(642)
Depreciation	(2,783)	(3,419)

Gross deferred tax liabilities	(3,048)	(4,061)

Deferred tax assets valuation allowance	(2,262)	(2,384)

Net deferred tax assets	$2,629	$1,176

Back to Index

In the third quarter of 2005, we changed our transfer pricing methodology for the majority of our revenue categories to the profit split methodology as a result of a shift to a more global approach to the management of operations. The new methodology was also used for purposes of preparing our 2004 tax returns which were filed in the third quarter of 2005. Beginning in 2004, we shifted to a more flexible global operation where work on a study is shared among offices. While we had a transfer pricing methodology in place in 2004, we undertook a study in 2005 to determine the best available transfer pricing methodology. The profit split methodology equalizes gross margins for each legal entity based upon their respective direct costs. While we believe that the profit split methodology is the best available methodology currently, we will continue to assess the available options. In addition, we determined that all license revenue should be recognized by our operations based in the United States. As a result of the change in the transfer pricing methodology, we recorded a net income tax benefit in the third quarter of 2005 of $0.3 million related to the recovery of prior year state taxes.

At December 31, 2005, we had net operating loss carryforwards for state tax purposes of approximately $6.9 million, which will begin to expire in 2018. At December 31, 2003, 2004 and 2005, we had a valuation allowance of $2.3 million, $2.6 million and $2.4 million, respectively, primarily related to the capital loss on the investment impairment.

Based on our current and future estimates of pretax earnings, management believes the amount of gross deferred tax assets will more likely than not be realized through future taxable income, after consideration of the valuation allowance.

6. Employee Retirement Plan

We sponsor a 401(k) savings plan for all eligible employees of the Company. Generally, participants in this plan may contribute a portion of their compensation on either a before-tax basis, or on both a before-tax and after-tax basis. The plan also provides for mandatory and discretionary employer matching contributions at various rates. The cost of benefits under the savings plan totaled $0.2 million in 2003, $0.3 million in 2004 and $0.4 million in 2005.

7. Related Party Transactions

Our Chairman, who is a stockholder, is a cardiologist who provided medical professional services to the Company as an independent contractor through his wholly-owned professional corporation during 2003, 2004 and 2005 (see Note 9). Fees incurred under this consulting arrangement approximated $0.4 million in each year ended December 31, 2003 and 2004 and $0.3 million in the year ended December 31, 2005. At December 31, 2004 and 2005, $0.2 million and $0.2 million, respectively, was owed to the professional corporation in connection with the consulting agreement. We amended our consulting agreement with the professional corporation effective in January 2005 and January 2006 (see Note 9).

A director of the Company is a partner of the law firm of Duane Morris LLP, which performs legal services for the Company. Fees paid by the Company for such services were $0.1 million, $0.4 million and $0.5 million for the years ended December 31, 2003, 2004 and 2005, respectively.

8. Stock Option Plans

In 1996, we adopted a stock option plan (the “1996 Plan”) that authorized the grant of both incentive and non-qualified options to acquire up to 3,375,000 shares of the Company’s common stock. Our Board of Directors determined the exercise price of the options under the 1996 Plan. The exercise price of incentive stock options were not below the fair value of the common stock on the grant date. Incentive stock options under the 1996 Plan expire ten years from the grant date and are exercisable in accordance with vesting provisions set by the Board, generally over three to five years. In May 1999, the stockholders approved an amendment to the 1996 Plan that increased the number of shares which could be granted under the 1996 Plan by 4,050,000 to 7,425,000 and provided for an annual option grant of 5,000 shares to each outside director. In April 2001, the stockholders approved an amendment to the 1996 Plan that increased the number of shares which could be granted under the 1996 Plan by 2,025,000 to 9,450,000. No additional options have been granted under this plan, as amended, since December 31, 2003.

Back to Index

In May 2003, the stockholders approved a new stock option plan (the “2003 Plan”) that authorized the grant of both incentive and non-qualified options to acquire up to 3,825,000 shares of our common stock and provided for an annual option grant of 10,000 shares to each outside director. The Compensation Committee of our Board of Directors determines the recipients of option grants, the exercise price and other terms of the options under the 2003 Plan. The exercise price of incentive stock options may not be set below the fair value of the common stock on the grant date. Incentive stock options under the 2003 Plan expire ten years from the grant date, or at the end of such shorter period as may be designated by the Compensation Committee, and are exercisable in accordance with vesting provisions set by the Compensation Committee, generally over four years.

In December 2005, we accelerated the vesting of unvested stock options with exercise prices greater than $19.00 per share to acquire 490,000 shares of common stock. As a result, these options became immediately exercisable. The decision to accelerate vesting of these stock options was made primarily to avoid recognizing compensation cost in future years upon our adoption of SFAS No. 123R on January 1, 2006. In addition, management believes that the incentive and retentive value of these options was significantly lower than their valuation using the Black-Scholes methodology.

Information with respect to outstanding options under our plans is as follows:

			Weighted
	Outstanding	Option Price	Average
	Shares	Per Share	Exercise Price

Balance, December 31, 2002	8,055,690	$0.55-4.21	$1.43
Granted	1,746,000	5.86-19.31	6.51
Exercised	(3,159,678)	0.55-3.01	1.23
Cancelled/forfeited	(184,218)	0.65-6.29	3.33

Balance, December 31, 2003	6,457,794	0.55-19.31	2.85
Granted	714,411	13.88-28.57	21.99
Exercised	(1,659,419)	0.55-6.29	1.99
Cancelled/forfeited	(130,825)	0.65-22.09	8.68

Balance, December 31, 2004	5,381,961	0.65-28.57	5.51
Granted	577,100	10.87-15.46	14.95
Exercised	(474,314)	0.65-10.83	3.15
Cancelled/forfeited	(137,727)	0.97-22.09	10.45

Balance, December 31, 2005	5,347,020	0.65-28.57	6.61

As of December 31, 2005, 4,035,336 options with a weighted average exercise price of $5.73 per share were exercisable and 1,214,337 options were available for future grants under the 2003 Plan.

Back to Index

The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding			Exercisable

Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.65 – $2.86	2,521,457	4.7	$1.25	2,499,677	$1.25
$2.87 – $5.71	332,276	6.6	3.30	186,073	3.34
$5.72 – $8.57	1,248,378	7.3	6.23	603,752	6.24
$8.58 – $11.43	69,000	9.1	10.86	64,500	10.87
$11.44 – $14.29	2,500	8.8	13.88	625	13.88
$14.30 – $17.13	492,700	6.1	15.43	—	—
$17.14 – $20.00	117,000	8.2	19.74	117,000	19.74
$20.01 – $22.86	541,209	8.0	22.09	541,209	22.09
$28.57	22,500	8.6	28.57	22,500	28.57

	5,347,020	6.0	6.61	4,035,336	5.73

9. Commitments and Contingencies

Leases

We lease office space and certain equipment. While the majority of the leases are operating leases, certain Cardiac Safety equipment is leased under capital leases. Rent expense, net of sublease rentals, for all operating leases for the years ended December 31, 2003, 2004 and 2005 was $3.1 million, $4.4 million and $5.0 million, respectively.

We lease approximately 39,000 square feet of office space in Philadelphia, Pennsylvania, which expires in August 2008. We also lease approximately 31,000 square feet of office space in Bridgewater, New Jersey, which expires in January 2011. Additionally, we lease approximately 18,000 square feet of office space in Peterborough, United Kingdom, which expires in June 2013.

Future minimum lease payments as of December 31, 2005 are as follows (in thousands):

	Capital Leases	Gross Operating Leases

2006	$163	$5,284
2007	41	4,219
2008	—	2,331
2009	—	1,412
2010	—	1,367
2011 and thereafter	—	1,112

	$204	$15,725

Less imputed interest	(11)

Net present value of capital lease obligations	193
Less current installments	(153)

Long-term capital lease obligations, excluding current installments	$40

Indemnification

We license software to our customers under written agreements. Each agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the software is found to infringe upon certain intellectual property rights of a third party. The agreement

Back to Index

generally limits the scope of remedies for such indemnification obligations in a variety of industry-standard respects. We have not identified any losses that are probable under these provisions and, accordingly, no liability related to these indemnification provisions has been recorded.

Agreements with the Company’s Management

In addition to an employment agreement with the Company’s Chairman, we entered into a consulting agreement with his wholly-owned professional corporation commencing May 21, 2001. Either party may terminate the agreement at any time, with or without cause. The consulting agreement relates to the Chairman’s capacity as a medical doctor and cardiologist and, among other things, requires him to advise the Company on matters related to the successful operation, marketing and business development of its Cardiac Safety services operations. The consulting agreement was amended effective January 1, 2003 to provide for compensation of $228,000 per year plus discretionary bonuses to be determined by the Compensation Committee of our Board of Directors. A discretionary bonus of $166,000 was awarded under the consulting agreement for the year ended December 31, 2003. The consulting agreement was further amended effective January 1, 2004 to provide for compensation of $240,000 per year plus discretionary bonuses to be determined by the Compensation Committee of our Board of Directors. A discretionary bonus of $128,000 was awarded under the consulting agreement for the year ended December 31, 2004. The consulting agreement was further amended effective January 1, 2005 to provide for compensation of $264,000 per year plus discretionary bonuses to be determined by the Compensation Committee of our Board of Directors. A discretionary bonus of $55,500 was awarded under the consulting agreement for the year ended December 31, 2005. The consulting agreement was further amended effective January 1, 2006 to provide for compensation of $282,000 per year plus discretionary bonuses to be determined by the Compensation Committee of our Board of Directors.

We entered into an employment agreement with our Chief Executive Officer on March 4, 2004 and later amended on August 20, 2004. Under this agreement, we may terminate his employment with or without cause (as defined therein) at any time. In the event (i) that we terminate his employment other than for cause; (ii) of a change of control (as defined therein) of the Company; or (iii) of his death or disability (as defined therein), we are obligated to (x) pay him, in lump sum, one year salary and bonus; (y) to continue his benefits (as defined therein) for one year, subject to benefit plan restrictions; and (z) accelerate the vesting of all of his stock options, not otherwise vested, to purchase our common stock. The agreement further provides that, upon such change of control, Mr. Esposito shall be entitled to received the benefits described in the foregoing sentence only if (i) he accepts employment offered at the time of the change of control by either us or the other party to the change of control (the “Buyer”) for a period of up to 12 months, as determined by us or the Buyer, immediately following the change of control in a position with comparable compensation and location and with responsibilities relating to the business of the Company as conducted by the Company, the Buyer or any division or subsidiary thereof after the change of control no less than his responsibilities with us immediately prior to the change of control or (ii) neither we nor the Buyer shall offer him such a position and he resigns his employment within 60 days after the change of control. The fact that he may not be offered the position of Chief Executive Officer following any change of control will not conclusively determine whether the position offered does not include comparable responsibilities. Pursuant to the agreement, Mr. Esposito has agreed, for a period of no less than one year after termination of employment, to refrain from (i) working with a company that directly competes with us; and (ii) interfering with our business by soliciting customers or employees.

We entered into a new employment agreement with Mr. Esposito on February 7, 2006 that superseded his existing employment agreement dated March 4, 2004, as amended. Under the new agreement, Mr. Esposito will continue to serve as our President and Chief Executive Officer or in such other position as the Board of Directors may determine until December 31, 2006 or such earlier date as the agreement is terminated. We may terminate the agreement at any time with or without cause on ninety days’ notice, and Mr. Esposito may terminate the agreement on ninety days’ notice in the event of a change in control (as defined therein) of the Company or a material breach of the agreement by the Company that remains uncured after notice. Upon the earlier to occur of the termination of Mr. Esposito’s employment or his removal from the position of President and Chief Executive Officer, Mr. Esposito will be deemed to have resigned as a director of the Company, and he will confirm such resignation in writing to the Company. Salary under the agreement for 2006 is $385,000 and he is entitled to a bonus of $195,000 payable in a lump sum on the earlier of December 31, 2006 or, subject to the terms hereafter

Back to Index

described, the date on which his employment with us is terminated. If we terminate Mr. Esposito’s employment for any reason prior to December 31, 2006, or if Mr. Esposito terminates his employment following a change in control or a material breach of his agreement, then he is entitled to receive a bonus payment subject to delivery of an effective release, with the amount of the bonus being $195,000 if the termination is after October 1, 2006 and a pro rata portion of $195,000 (based on the number of days of service in 2006 divided by 365) if the termination is on or before October 1, 2006. Under such circumstances or if his employment is terminated by the expiration of the term of the agreement on December 31, 2006, Mr. Esposito will also be entitled to receive a lump sum payment of $1,160,000, representing two years’ base salary and guaranteed bonus, and continuation of benefits for a period of two years, and any options not then exercisable will become exercisable in full for their remaining terms. The agreement also contains a customary nondisclosure covenant and a covenant that, during his employment and for a period of one year thereafter, Mr. Esposito will neither compete with us nor solicit any customer, vendor, supplier or employee to terminate their relationship with us.

We entered into employment agreements with each of the other executive officers in 2004. Under these agreements, we may terminate their employment with or without cause (as defined therein) at any time. In the event that we terminate an officer’s employment other than for cause, death or disability, we are obligated to pay the officer, in lump sum, six months to one year in salary and prorated bonus and to continue the officer’s benefits (as defined therein) for six months to one year, subject to benefit plan restrictions; and, in the event of a change in control (as defined therein) of the Company, we are further obligated to accelerate the vesting of all of the officer’s stock options, not otherwise vested, to purchase our common stock. The agreement further provides that, upon such change of control, the officer shall be entitled to receive the benefits described in the foregoing sentence only if (i) the officer is terminated other than for cause, (ii) the officer resigns his/her employment within 60 days after the change of control because neither the Company nor the other party to the change of control (the “Buyer”) offers the officer a position with comparable responsibilities, authority, location and compensation or (iii) the officer is employed by the Company or the Buyer, or a division or subsidiary thereof, for one year after the date of the change in control. Pursuant to the agreement, each officer has agreed, for a period of no less than one year after termination of employment, to refrain from (i) working with a company that directly competes with us and (ii) interfering with our business by soliciting customers or employees.

Contingencies

We are involved in legal proceedings from time to time in the ordinary course of our business. We believe that none of these legal proceedings will have a material adverse effect on our financial condition or results of our operations.

Potential Liability and Insurance

We attempt to manage our risk of liability for personal injury or death to study subjects from administration of products under study through contractual indemnification provisions with clients and through insurance maintained by our clients and us. Contractual indemnification generally does not protect us against certain of our own actions, such as negligence. The terms and scope of such indemnification vary from client to client and from trial to trial. Although most of our clients are large, well-capitalized companies, the financial viability of these indemnification provisions cannot be assured. Therefore, we bear the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations to us. We maintain errors and omissions liability insurance in the amount of $6.0 million per claim and professional liability insurance in the amount of $1.0 million per claim. Our operating results could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage maintained by us or the client or where the indemnifying party does not fulfill its indemnification obligations to us.

10. Fair Value of Financial Instruments

Many of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and capital leases are carried at cost, which approximates fair value due to the relatively short maturity of those instruments. Short-term investments and long-term investments are carried at fair value.

Back to Index

11. Operating Segments and Geographic Information

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

Geographic information is as follows (in thousands):

	Year Ended December 30, 2003
	North America	Europe	Total

License revenues	$4,974	$764	$5,738
Service revenues	36,426	10,365	46,791
Site support revenues	10,596	3,717	14,313

Net revenues from external customers	$51,996	$14,846	$66,842

Operating income	$16,574	$6,396	$22,970
Long-lived assets	$13,264	$3,152	$16,416
Identifiable assets	$83,834	$8,144	$91,978

	Year Ended December 30, 2004
	North America	Europe	Total

License revenues	$9,803	$—	$9,803
Service revenues	61,104	15,236	76,340
Site support revenues	18,446	4,804	23,250

Net revenues from external customers	$89,353	$20,040	$109,393

Operating income	$42,080	$7,282	$49,362
Long-lived assets	$16,510	$8,694	$25,204
Identifiable assets	$102,032	$14,863	$116,895

	Year Ended December 30, 2005
	North America	Europe	Total

License revenues	$6,063	$—	$6,063
Service revenues	47,612	12,100	59,712
Site support revenues	15,790	5,282	21,072

Net revenues from external customers	$69,465	$17,382	$86,847

Operating income	$20,523	$2,913	$23,436
Long-lived assets	$19,225	$9,445	$28,670
Identifiable assets	$90,531	$14,235	$104,766

Back to Index

12. Quarterly Financial Data (Unaudited)

The quarterly data below includes all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation (in thousands, except per share data).

	March 31,		June 30,		September 30,		December 31,
	2004	2005	2004	2005	2004	2005	2004	2005

Net revenues:
Licenses	$2,453	$1,663	$2,670	$1,746	$2,675	$1,009	$2,005	$1,645
Services	18,010	15,902	20,308	11,245	19,845	15,037	18,177	17,528
Site support	5,629	5,349	5,186	4,586	5,484	4,880	6,951	6,257

Total net revenues	26,092	22,914	28,164	17,577	28,004	20,926	27,133	25,430

Costs of revenues:
Cost of licenses	122	133	231	104	163	82	148	117
Cost of services	5,985	6,490	6,081	5,576	6,053	6,108	6,005	6,163
Cost of site support	2,363	3,183	2,582	3,148	3,050	3,455	3,491	4,179

Total costs of revenues	8,470	9,806	8,894	8,828	9,266	9,645	9,644	10,459

Gross margin	17,622	13,108	19,270	8,749	18,738	11,281	17,489	14,971
Operating income	12,029	6,883	13,528	3,100	12,604	5,307	11,201	8,146
Net income	7,268	4,072	8,132	1,966	7,360	4,027	6,964	5,300
Basic net income per share	$0.14	$0.08	$0.16	$0.04	$0.14	$0.08	$0.14	$0.11
Diluted net income per share	$0.13	$0.08	$0.15	$0.04	$0.13	$0.08	$0.13	$0.10

Back to Index

SCHEDULE II

eResearchTechnology, Inc. and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
(in thousands)

	Balance Beginning of Period	Charges to Expense	Deductions from Reserve	Balance End of Period

December 31, 2003	$439	—	$72(a)	$367

December 31, 2004	$367	$171	$126(a)	$412

December 31, 2005	$412	$88	$34(a)	$466

(a)	Write-off of individual accounts receivable.