Form 10-Q
period 2006-03-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2006-05-04
CIK 1026650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2006.
or
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transitional period from ___________________________ to__________________

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

The number of shares of Common Stock, $.01 par value, outstanding as of April 28, 2006, was 49,250,643.

Back to Contents

eResearchTechnology, Inc. and Subsidiaries

Back to Contents

Part 1. Financial Information
Item 1. Consolidated Financial Statements

eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2005	March 31, 2006

		(unaudited)

Assets
Current Assets:
Cash and cash equivalents	$18,432	$7,518
Short-term investments	33,569	36,754
Accounts receivable, net	15,178	14,890
Prepaid income taxes	27	1,814
Prepaid expenses and other	2,501	3,747
Deferred income taxes	841	864

Total current assets	70,548	65,587
Property and equipment, net	28,670	30,461
Goodwill	1,212	1,212
Long-term investments	3,008	2,993
Deferred income taxes	335	558
Other assets	993	924

Total assets	$104,766	$101,735

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,332	$2,943
Accrued expenses	5,155	4,133
Income taxes payable	1,041	1,008
Current portion of capital lease obligations	153	156
Deferred revenues	16,072	13,948

Total current liabilities	24,753	22,188

Capital lease obligations, excluding current portion	40	—

Commitments and contingencies

Stockholders’ Equity:
Preferred stock – $10.00 par value, 500,000 shares authorized,
none issued and outstanding	—	—
Common stock – $.01 par value, 175,000,000 shares authorized,
56,871,010 and 57,304,927 shares issued, respectively	569	573
Additional paid-in capital	73,290	76,606
Accumulated other comprehensive income	586	719
Retained earnings	61,915	63,839
Treasury stock, 7,847,119 and 8,247,119 shares at cost, respectively	(56,387)	(62,190)

Total stockholders’ equity	79,973	79,547

Total liabilities and stockholders’ equity	$104,766	$101,735

The accompanying notes are an integral part of these statements.

Back to Contents

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2005	2006

Net revenues:
Licenses	$1,663	$638
Services	15,902	14,725
Site support	5,349	6,036

Total net revenues	22,914	21,399

Costs of revenues:
Cost of licenses	133	76
Cost of services	6,490	6,156
Cost of site support	3,183	4,153

Total costs of revenues	9,806	10,385

Gross margin	13,108	11,014

Operating expenses:
Selling and marketing	2,338	3,038
General and administrative	2,788	3,839
Research and development	991	1,314

Total operating expenses	6,117	8,191

Operating income	6,991	2,823
Other income (expense), net	(113)	390

Income before income taxes	6,878	3,213
Income tax provision	2,806	1,289

Net income	$4,072	$1,924

Basic net income per share	$0.08	$0.04

Diluted net income per share	$0.08	$0.04

Shares used to calculate basic net income per share	50,370	49,102

Shares used to calculate diluted net income per share	53,324	51,685

The accompanying notes are an integral part of these statements.

Back to Contents

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,

	2005	2006

Operating activities:
Net income	$4,072	$1,924
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,630	2,819
Cost of sale of equipment	269	420
Provision for uncollectible accounts	45	—
Non-cash share-based compensation	—	730
Stock option income tax benefit	540	—
Investment impairment charge	284	—
Changes in operating assets and liabilities:
Accounts receivable	(120)	301
Prepaid expenses and other	(238)	(1,171)
Accounts payable	(275)	607
Accrued expenses	(119)	(1,030)
Income taxes	(1,370)	(2,070)
Deferred revenues	(672)	(2,135)

Net cash provided by operating activities	5,046	395

Investing activities:
Purchases of property and equipment	(3,148)	(4,923)
Purchases of investments	(15,175)	(7,436)
Proceeds from sales of investments	6,175	4,266

Net cash used in investing activities	(12,148)	(8,093)

Financing activities:
Repayment of capital lease obligations	(100)	(37)
Proceeds from exercise of stock options	326	1,099
Excess tax benefit related to stock options	—	1,493
Repurchase of common stock for treasury	—	(5,803)

Net cash provided by (used in) financing activities	226	(3,248)

Effect of exchange rate changes on cash	(53)	32

Net decrease in cash and cash equivalents	(6,929)	(10,914)
Cash and cash equivalents, beginning of period	45,806	18,432

Cash and cash equivalents, end of period	$38,877	$7,518

The accompanying notes are an integral part of these statements.

Back to Contents

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1.Basis of Presentation

     The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission and in this Form 10-Q.

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

     Amortization of capitalized software development costs is charged to cost of revenues.  Amortization of capitalized software development costs was $0.4 million in each of the three month periods ended March 31, 2005 and 2006. For the three months ended March 31, 2005 and 2006, we capitalized $0.7 million and $1.4 million, respectively, of software development costs related to labor and consulting.  As of March 31, 2006, $8.0 million of capitalized costs have not yet been placed in service and are therefore not being amortized.

Long-lived Assets

     In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during either of the three month periods ended March 31, 2005 or March 31, 2006.

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

Stock-Based Compensation

Accounting for Stock-Based Compensation

     Historically, we accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. No compensation expense related to stock option plans was reflected in our Consolidated Statements of Operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123, “Accounting For Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, we elected to continue to apply the intrinsic-value-based method of APB No. 25, described above, and adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure.”

     On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that are outstanding as of January 1, 2006 is recognized in the Consolidated Statements of Operations over the remaining service period after such date based on the award’s original estimate of fair value. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three months ended March 31, 2006 under SFAS No. 123R was $0.7 million.We would have recorded no share-based compensation expense for the three months ended March 31, 2006 if we had continued to account for share-based compensation under APB 25. For the three months ended March 31, 2006, this additional share-based compensation lowered pre-tax earnings by $0.7 million, lowered net income by $0.6 million and lowered basic and diluted earnings per share by $0.01. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. Results for prior periods have not been restated.

Fair Value Disclosures – Prior to SFAS No. 123R Adoption

     Had we adopted SFAS No. 123 at the beginning of fiscal 2005, the impact on the financial results for the three months ended March 31, 2005 would have been as follows:

Net income, as reported	$4,072
Deduct: Net stock-based employee compensation expense
determined under fair-value-based method, net of related
tax effects	(683)

Pro forma net income	$3,389

Earnings per share:
Basic – as reported	$0.08
Basic – pro forma	$0.07

Diluted – as reported	$0.08
Diluted – pro forma	$0.06

Back to Contents

     The fair value of the Company’s stock-based awards to employees during the first quarter of fiscal 2005 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, and calculated on a daily basis.

Risk-free interest rate	3.49%
Expected dividend yield	0.00%
Expected life	3.5 years
Expected volatility	63.17%

     The above assumptions were used to determine the weighted average per share fair value of $7.41 for stock options granted during the first quarter of 2005.

Valuation Assumptions for Options Granted during Fiscal 2006

     The fair value of each stock option granted during the first quarter of fiscal 2006 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, and calculated on a daily basis.

Risk-free interest rate	4.66%
Expected dividend yield	0.00%
Expected life	3.5 years
Expected volatility	60.83%

     The above assumptions were used to determine the weighted average per share fair value of $7.04 for stock options granted during the first quarter of 2006.

Stock Option Plans

     In 1996, we adopted a stock option plan (the “1996 Plan”) that authorized the grant of both incentive and non-qualified options to acquire up to 3,375,000 shares of the Company’s common stock. Our Board of Directors determined the exercise price of the options under the 1996 Plan. The exercise price of incentive stock options were not below the fair value of the common stock on the grant date. Incentive stock options under the 1996 Plan expire ten years from the grant date and are exercisable in accordance with vesting provisions set by the Board, generally over three to five years. In May 1999, the stockholders approved an amendment to the 1996 Plan that increased the number of shares which could be acquired through option grants under the 1996 Plan by 4,050,000 to 7,425,000 and provided for an annual option grant of 5,000 shares to each outside director. In April 2001, the stockholders approved an amendment to the 1996 Plan that increased the number of shares which could be acquired through option grants under the 1996 Plan by 2,025,000 to 9,450,000. No additional options have been granted under this plan, as amended, since December 31, 2003.

     In May 2003, the stockholders approved a new stock option plan (the “2003 Plan”) that authorized the grant of both incentive and non-qualified options to acquire up to 3,818,625 shares of our common stock and provided for an annual option grant of 10,000 shares to each outside director. The Compensation Committee of our Board of Directors determines the recipients of option grants, the exercise price and other terms of the options under the 2003 Plan. The exercise price of incentive stock options may not be set below the fair value of the common stock on the grant date. Incentive stock options under the 2003 Plan expire ten years from the grant date, or at the end of such shorter period as may be designated by the Compensation Committee, and are exercisable in accordance with vesting provisions set by the Compensation Committee, generally over four years. In April 2006, the stockholders approved an amendment to the 2003 Plan that increased the number of shares which could be acquired through option grants under the 2003 Plan by 3,500,000 to 7,318,625. The Company funds shares issued upon exercise out of available authorized shares.

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

Back to Contents

     On February 7, 2006, we entered into a new employment agreement with our President and Chief Executive Officer in connection with the announcement of his retirement from his position as President and Chief Executive Officer and Director of the Company by the end of 2006. If the Company terminates his employment for any reason prior to December 31, 2006, or if he terminates his employment following a change in control or a material breach by the Company of his agreement, or if his employment is terminated by the expiration of the term of the agreement on December 31, 2006, any options not then exercisable will become exercisable in full. As a result of this modification to his option terms, we revalued his options as of February 7, 2006 and will amortize the resulting expense through December 31, 2006. This change resulted in additional pre-tax compensation expense of $56,000 in the first quarter of 2006. This change will also result in additional pre-tax compensation expense of approximately $84,000 in each of the remaining three quarters of 2006.

     Information with respect to outstanding options under our plans is as follows:

	Shares	Weighted Average Exercise Price	Remaining Contractual Term	Intrinsic Value (in thousands)

Outstanding as of December 31, 2005	5,347,020	$6.61
Granted	476,900	14.75
Exercised	(433,917)	2.53
Cancelled/forfeited	(7,011)	18.39

Outstanding as of March 31, 2006	5,382,992	7.64	5.9	$36,317

Options exercisable at March 31, 2006	3,723,395	6.42	5.6	$29,685

     The total intrinsic value of options exercised for the first quarter of 2006 was $5.4 million.

     As of March 31, 2006, there was $4.7 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Tax Effect Related to Stock-based Compensation Expense

     SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in the three months ended March 31, 2006 related to stock-based compensation expense was approximately $0.1 million.

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

     The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

Three Months Ended March 31,

2005	Net Income	Shares	Per Share Amount

Basic net income	$4,072	50,370	$0.08
Effect of dilutive shares	—	2,954	—

Diluted net income	$4,072	53,324	$0.08

2006

Basic net income	$1,924	49,102	$0.04
Effect of dilutive shares	—	2,583	—

Diluted net income	$1,924	51,685	$0.04

     In computing diluted net income per share, 1,192,000 and 686,000 options to purchase shares of common stock were excluded from the computations for the three months ended March 31, 2005 and 2006, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.

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

	Three Months Ended March 31,

	2005	2006

Net income	$4,072	$1,924

Other comprehensive income (loss):
Currency translation adjustment	(206)	133

Comprehensive income	$3,866	$2,057

Note 5.  Recent Pronouncements

     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  SFAS No. 154 replaces APB Opinion 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have any impact on our consolidated financial statements.

Back to Contents

Note 6. Operating Segments / Geographic Information

     We consider our operations to consist of one segment as this represents management’s view of our operations. We operate on a worldwide basis with two locations in the United States and one location in the United Kingdom, which are categorized below as North America and Europe, respectively. The majority of our revenues are allocated based upon the profit split transfer pricing methodology. The 2005 information presented in the tables below has been adjusted to reflect the impact of the changes in transfer pricing, which we implemented in the third quarter of 2005, as if the changes were in effect as of January 1, 2005.

     Geographic information is as follows (in thousands of dollars):

	Three Months Ended March 31, 2005

	North America	Europe	Total

License revenues	$1,663	$—	$1,663
Service revenues	12,108	3,794	15,902
Site support revenues	4,005	1,344	5,349

Net revenues from external customers	$17,776	$5,138	$22,914

Operating income	$5,901	$1,090	$6,991
Long-lived assets	$16,129	$9,181	$25,310
Identifiable assets	$107,452	$10,687	$118,139

	Three Months Ended March 31, 2006

	North America	Europe	Total

License revenues	$638	$—	$638
Service revenues	12,203	2,522	14,725
Site support revenues	4,521	1,515	6,036

Net revenues from external customers	$17,362	$4,037	$21,399

Operating income	$2,541	$282	$2,823
Long-lived assets	$21,228	$9,233	$30,461
Identifiable assets	$87,389	$14,346	$101,735

Back to Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements appearing elsewhere in this Form 10-Q. The following discussion includes a number of forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to future events and financial performance. We use words such as anticipate, believe, expect, intend, and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to risks and uncertainties such as the competitive factors, technology development, market demand and our ability to obtain new contracts and accurately estimate net revenues due to uncertain regulatory guidance, variability in size, scope and duration of projects, and internal issues at the sponsoring client. These and other risk factors have been further discussed in our Form 10-K for the year ended December 31, 2005. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further information on potential factors that could affect our financial results can be found throughout this Form 10-Q and our other reports filed with the Securities and Exchange Commission.

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

EXPeRT®. EXPeRT® Cardiac Safety services provide for workflow-enabled cardiac safety data collection, interpretation and distribution of electrocardiographic (ECG) data and images as well as for analysis and cardiologist interpretation of ECGs performed on research subjects in connection with our clients’ clinical trials. In addition, we establish rules for standardized, semi-automated and automated workflow management, allowing audit trail accounting and generating safety and operational metrics reports for sponsors and investigators. Also included in EXPeRT® Cardiac Safety services is FDA XML delivery, which provides for the delivery of ECGs in a format compliant with the United States Food and Drug Administration’s XML standard for digital ECGs.

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

     We recognize software revenues in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Accordingly, we recognize up-front license fee revenues under the residual method when a formal agreement exists, delivery of the software and related documentation has occurred, collectability is probable and the license fee is fixed or determinable. We recognize monthly and annual license fee revenues over the term of the arrangement. Hosting service fees are recognized evenly over the term of service. Cardiac Safety services revenues consist of services that we provide on a fee for services basis and are recognized as the services are performed. Site support revenues are recognized at the time of sale or over the rental period. We recognize revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. We provide consulting and training services on a time and materials basis and recognize revenues as we perform the services.

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

     Cost of licenses consists primarily of applications service provider (ASP) fees for those clients that choose hosting, the cost of producing compact disks and related documentation and royalties paid to third parties in connection with their contributions to our product development. Cost of services includes the cost of Cardiac Safety services and the cost of technology consulting, training and maintenance services. Cost of Cardiac Safety services consists primarily of direct costs related to our centralized Cardiac Safety services and includes wages, depreciation and other direct operating costs. Cost of technology consulting, training and maintenance services consists primarily of wages and other compensation-related costs, fees paid to outside consultants and other direct operating costs related to our consulting and client support functions. Cost of site support consists primarily of wages and other compensation-related costs, cardiac safety equipment rent and depreciation, related supplies, cost of equipment sold, shipping expenses and other direct operating costs. Selling and marketing expenses consist primarily of wages and other compensation-related costs, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of wages and other compensation-related costs and direct costs for our finance, administrative, corporate information technology, legal and executive management functions, in addition to professional service fees and corporate insurance. Research and development expenses consist primarily of wages and other compensation-related costs paid to our product development staff, costs paid to outside consultants and direct costs associated with the development of our technology products.

     We conduct our operations through offices in the United States and the United Kingdom. Our international net revenues represented approximately 22% and 19% of total net revenues for the three months ended March 31, 2005 and 2006, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology. The international net revenues as a percentage of total net revenues reflect the application of the change in transfer pricing methodology, which we implemented in the third quarter of 2005, as if the changes were in effect as of January 1, 2005. See Note 6 in Notes to Consolidated Financial Statements elsewhere in this Form 10-Q for a detailed discussion of revenue recognition among the geographic segments.

Back to Contents

Results of Operations

Executive Overview

     On April 3, 2006, we announced approximately $30 million in first quarter 2006 signings, following our announcements of approximately $40 million and $32 million in fourth and third quarter 2005 signings, respectively. The first quarter 2006 signings were highlighted by eight Thorough QTc studies totaling approximately $11 million.

     Regulatory bodies, such as the United States Food and Drug Administration (FDA) and the International Conference on Harmonization (ICH), provide guidance on the clinical trial process. This guidance can have a significant influence on the decisions made by our clients and potential clients regarding the use of our services. On May 12, 2005, the ICH ratified and recommended implementation (step 4) of the cardiac safety monitoring guidance provided in ICH E14: The Clinical Evaluation of QT/QTc Interval Prolongation and Proarrhythmic Potential for Non-Antiarrhythmic Drugs. The guidance confirmed previous guidance reinforcing the need for routine cardiac safety testing as well as Thorough QTc testing for all compounds entering the blood stream commencing early in clinical development to provide maximum guidance for later trials, as well as testing for all compounds in Phase III prior to submission for approval. We believe that the ICH E14 guidance has, to some extent, alleviated the regulatory uncertainty that has existed. We believe that the higher level of bookings in the last few quarters, as compared to the first and second quarters of 2005, was partially in response to the issuance of the ICH E14 guidance.

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

     On February 8, 2006, we announced the pending retirement during 2006 of our President and Chief Executive Officer, Joseph Esposito. Mr. Esposito will continue in his current position during the recruiting process and will assist us in the transition period.

     On April 26, 2006, we announced the appointment of Richard A. Baron to the position of Executive Vice President and Chief Financial Officer effective May 17, 2006. Mr. Baron will succeed Bruce Johnson, who announced in December 2005 his intention to retire during 2006. Mr. Johnson will remain with the Company for the remainder of 2006 in a limited capacity primarily to assist with the transition. Since 2000, Mr. Baron has served as Vice President Finance and Chief Financial Officer for Animas Corporation, a manufacturer and distributor of insulin infusion pumps. Animas was recently acquired by Johnson & Johnson. Prior to joining Animas, Mr. Baron served as chief financial officer of three other corporations, including a pharmaceutical company. He spent 11 years in public accounting, primarily with Coopers & Lybrand. Mr. Baron is a certified public accountant with a degree from the Wharton School of the University of Pennsylvania.

     During the first quarter of 2006, we purchased 400,000 shares of our stock for approximately $5.8 million under a stock buy-back program authorized by our Board of Directors.

     On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that are outstanding as of January 1, 2006 is recognized in the Consolidated Statements of Operations over the remaining service period after such date based on the award’s original estimate of fair value. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three months ended March 31, 2006 under SFAS No. 123R was $0.7 million. We expect stock-based compensation expense before income taxes to be approximately $1.0 million, $0.7 million and $0.6 million in the second, third and fourth quarters of 2006, respectively, although this amount may increase with the hiring of additional executives or a significant number of other additional employees. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

Back to Contents

     The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended March 31,

	2005	2006

Net revenues:
Licenses	7.3%	3.0%
Services	69.4%	68.8%
Site support	23.3%	28.2%

Total net revenues	100.0%	100.0%

Costs of revenues:
Cost of licenses	0.6%	0.3%
Cost of services	28.3%	28.8%
Cost of site support	13.9%	19.4%

Total costs of revenues	42.8%	48.5%

Gross margin	57.2%	51.5%

Operating expenses:
Selling and marketing	10.2%	14.2%
General and administrative	12.2%	17.9%
Research and development	4.3%	6.2%

Total operating expenses	26.7%	38.3%

Operating income	30.5%	13.2%
Other income (expense), net	-0.5%	1.8%

Income before income taxes	30.0%	15.0%
Income tax provision	12.2%	6.0%

Net income	17.8%	9.0%

Back to Contents

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

     The following table presents statements of operations with product line detail (in thousands):

	Three Months Ended March 31,

	2005	2006	Increase (Decrease)

Licenses:
Net revenues	$1,663	$638	$(1,025)	(61.6%)
Costs of revenues	133	76	(57)	(42.9%)

Gross margin	$1,530	$562	$(968)	(63.3%)

Services:
Cardiac Safety
Net revenues	$14,122	$13,112	$(1,010)	(7.2%)
Costs of revenues	5,682	5,425	(257)	(4.5%)

Gross margin	$8,440	$7,687	$(753)	(8.9%)

Technology consulting and training
Net revenues	$594	$586	$(8)	(1.3%)
Costs of revenues	514	476	(38)	(7.4%)

Gross margin	$80	$110	$30	37.5%

Software maintenance
Net revenues	$1,186	$1,027	$(159)	(13.4%)
Costs of revenues	294	255	(39)	(13.3%)

Gross margin	$892	$772	$(120)	(13.5%)

Total services
Net revenues	$15,902	$14,725	$(1,177)	(7.4%)
Costs of revenues	6,490	6,156	(334)	(5.1%)

Gross margin	$9,412	$8,569	$(843)	(9.0%)

Site support:
Net revenues	$5,349	$6,036	$687	12.8%
Costs of revenues	3,183	4,153	970	30.5%

Gross margin	$2,166	$1,883	$(283)	(13.1%)

Total:
Net revenues	$22,914	$21,399	$(1,515)	(6.6%)
Costs of revenues	9,806	10,385	579	5.9%

Gross margin	13,108	11,014	(2,094)	(16.0%)

Operating expenses:
Selling and marketing	2,338	3,038	700	29.9%
General and administrative	2,788	3,839	1,051	37.7%
Research and development	991	1,314	323	32.6%

Total operating expenses	6,117	8,191	2,074	33.9%

Operating income	6,991	2,823	(4,168)	(59.6%)
Other income (expense), net	(113)	390	503	NM

Income before income taxes	6,878	3,213	(3,665)	(53.3%)
Income tax provision	2,806	1,289	(1,517)	(54.1%)

Net income	$4,072	$1,924	$(2,148)	(52.8%)

Back to Contents

     The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended March 31,		Increase (Decrease)
	2005	2006

Cost of licenses	8.0%	11.9%	3.9%
Cost of services:
Cardiac Safety	40.2%	41.4%	1.2%
Technology consulting and training	86.5%	81.2%	(5.3%)
Software maintenance	24.8%	24.8%	0.0%
Total cost of services	40.8%	41.8%	1.0%
Cost of site support	59.5%	68.8%	9.3%
Total costs of revenues	42.8%	48.5%	5.7%

Operating expenses:
Selling and marketing	10.2%	14.2%	4.0%
General and administrative	12.2%	17.9%	5.7%
Research and development	4.3%	6.2%	1.9%

     License revenues decreased primarily due to a decline in the number of licenses sold.

     The decrease in Cardiac Safety service revenues was primarily due to a decrease in average revenue per transaction. The decrease in average revenue per transaction was largely due to the impact of increased activity in semi-automated processing, which generally includes lower fees per transaction than other studies, as well as competitive pricing adjustments.

     Software maintenance revenues decreased due to the cancellation of a maintenance agreement and the settlement of a contract dispute. These were partially offset by maintenance on several new software licenses sold after the first quarter of 2005.

     Site support revenue increased primarily due to an increase in the rental and sale of cardiac safety equipment, which our clients use to perform cardiac safety procedures. The increase in equipment rent revenue was due to an increase in the number of units rented in the first quarter of 2006 as compared to the first quarter of 2005.

     The decrease in cost of licenses was primarily due to a reduction in third party ASP hosting fees. The increase in cost of licenses as a percentage of license revenues was due to the decrease in perpetual license revenues which have very little incremental cost of sales, such that revenue reductions lead to minimal cost savings.

     The decrease in the cost of Cardiac Safety services was primarily due to the initial costs associated with a move to a new facility in the UK in 2005, lower depreciation resulting from a one-time adjustment in 2005 related to leasehold improvements and a reduction in bonuses. These decreases were partially offset by stock option compensation expense in 2006 related to the initial application of SFAS No. 123R. The increase in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

     The decrease in the cost of software maintenance was primarily due to a reduction in depreciation associated with assets that became fully depreciated at the end of 2005.

     The increase in the cost of site support, both in absolute terms and as a percentage of site support revenues, was due primarily to an increase in depreciation and rental costs associated with cardiac safety rental equipment, the cost of sales of equipment and other costs associated with an increase in equipment rental activity. The increase in the cost of site support as a percentage of site support revenues was also due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

     The increase in selling and marketing expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to stock option compensation expense recognized in 2006 related to the initial application of SFAS No. 123R, increased labor costs associated with new hires and increased bonuses due to better performance against bonus targets. The increase in selling and marketing expenses as a percentage of total net revenues was also due to maintaining other selling and marketing expenditures despite the decrease in total net revenues.

Back to Contents

     The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to the 2006 costs associated with the settlement of a contract dispute, executive recruitment and compensation costs, stock option compensation expense recognized in 2006 related to the initial application of SFAS No. 123R and higher labor costs related to new hires. In the first quarter of 2006, eRT recognized approximately $1.0 million in expenses related to: the settlement of a contract dispute with a customer; executive search fees to fill the CEO and CFO positions; and compensation expense applicable to the CEO’s employment agreement. We expect to record approximately $0.3 million in compensation expense applicable to the CEO’s employment agreement in each of the remaining quarters in 2006. The increases were partially offset by a reduction in the cost of consultants related to internal control work required by the Sarbanes-Oxley Act. The increase in general and administrative expenses as a percentage of total net revenues was also due to the decrease in net revenues and the fact that general and administrative expenses do not necessarily increase or decrease with changes in revenues.

     The increase in research and development expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to increased consulting and labor costs related to new hires. Research and development expenses as a percentage of net revenues also increased due to the decrease in net revenues and the fact that many of the research and development expenses do not necessarily increase or decrease with changes in revenues.

     Other income (expense), net, consisted primarily of interest income realized from our cash, cash equivalents and investments, net of an impairment charge related to a cost basis investment in 2005, interest expense related to capital lease obligations and foreign exchange losses. Other income (expense), net increased for the first quarter of 2006, primarily due to an impairment charge recognized in 2005, a reduction in foreign exchange losses and increased interest income.

     Our effective tax rate was 40.8% and 40.1% for the three months ended March 31, 2005 and 2006, respectively. We expect our effective tax rate for 2006 to be 40.1%.

Liquidity and Capital Resources

     At March 31, 2006, we had $7.5 million of cash and cash equivalents and $39.7 million invested in short-term and long-term investments. We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper.

     For the three months ended March 31, 2006, our operations provided cash of $0.4 million compared to $5.0 million during the three months ended March 31, 2005. The change was primarily the result of lower net income during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease in operating cash flow was also attributable to a larger decrease in deferred revenues in the quarter ended March 31, 2006 compared to the three months ended March 31, 2005. In the 2006 period, the excess of franchise revenue over franchise payments accelerated as compared to 2005. There was also a larger decrease in accrued expenses in the first quarter of 2006 as compared to the first quarter of 2005, primarily due to the payment of higher bonuses accrued as of December 31, 2005 as compared to December 31, 2004.

     For the three months ended March 31, 2006, our investing activities used cash of $8.1 million compared to $12.1 million during the three months ended March 31, 2005. The change was primarily the result of net activity related to investments, which used $3.2 million of cash for the three months ended March 31, 2006, compared to $9.0 million for the three months ended March 31, 2005. Additionally, there was a $1.8 million increase in cash used for purchases of property and equipment for the three months ended March 31, 2006.

     Included in property and equipment is internal use software associated with the development of a data and communications management services software product (EXPeRT®) used in connection with our centralized core Cardiac Safety ECG services. We capitalize certain internal use software costs in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The amortization is charged to the cost of Cardiac Safety services beginning at the time the software is ready for its intended use. The initial development costs of EXPeRT® were for the basic functionality required for this product. Additional development costs of EXPeRT® were incurred to develop new functionalities and enhancements. We started a new internal use software project to allow for semi-automated processing of ECGs in the second quarter of 2003 and further enhancements were begun in October 2004 and completed in April 2005. We also began capitalizing costs associated with an upgrade to EXPeRT® (EXPeRT® 2) beginning in the fourth quarter of 2003. In April 2005, we began developing enhancements to EXPeRT® which are necessary while EXPeRT® 2 continues to be developed.

Back to Contents

     At the beginning of April 2005, we extended the depreciation period of EXPeRT® through July 2006 which coincides with our standard useful life for internal use software of four years. We had previously reduced the depreciation period when it appeared that EXPeRT® would be retired early, which is no longer the case. The extension of the depreciation period resulted in a decrease in monthly amortization expense of $32,000 beginning in April 2005. At this time, we expect EXPeRT® 2 to go into production in September 2006.

     In the first quarter of 2006, we began development of a data warehouse that enables centralized capture of internal corporate data to an electronic warehouse.

     The following table presents the internal use software costs and related amortization as of March 31, 2006 (in thousands):

	Amortization Period	Labor and Consulting	Related Direct Costs of Materials	Total Capitalized Costs	Monthly Amortization	Accumulated Amortization

EXPeRT®
Initial costs	August 2002-July 2006	$2,618	$1,413	$4,031	$55	$3,804
Additional costs	April 2003-July 2006	1,003	50	1,053	13	990
Additional enhancements	October 2005-September 2007	463	—	463	19	116

Semi-automated ECG processing software
Initial costs	February 2004-January 2008	449	361	810	17	441
Enhancements	October 2004-September 2008	380	—	380	8	144
Additional enhancements	April 2005-March 2009	376	—	376	8	96

EXPeRT® 2	September 2006 -August 2010 (estimated)	6,729	1,139	7,868	—	—

Data warehouse	January 2007-December 2010	121	—	121	—	—

Total		$12,018	$2,963	$14,981	$120	$5,591

     For the three months ended March 31, 2006, our financing activities used cash of $3.2 million while financing activities provided cash of $0.2 million for the three months ended March 31, 2005. The change was primarily the result of the purchase of $5.8 million of common stock under our stock buy-back program in the 2006 period. No stock was purchased during the three months ended March 31, 2005. This was partially offset by an increase in proceeds from the exercise of stock options. Additionally, excess tax benefit related to stock options of $1.5 million was included in financing activities in 2006 in accordance with SFAS No. 123R.

     We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. To date, we have not borrowed any amounts under our line of credit. As of March 31, 2006, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million.

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

     In the second quarter of 2005, the stock buy-back program that was originally announced in April 2004 and extended to 2.5 million shares in October 2004 was extended by an additional 10 million shares to a total of 12.5 million shares. The purchase of a majority of the shares authorized could require us to use a significant portion of our cash, cash equivalents and short-term and long-term investments and could also require us to seek additional external financing. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. During the three months ended March 31, 2006, we purchased 400,000 shares of our common stock at a cost of $5.8 million.

Back to Contents

Inflation

     We believe the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our primary financial market risks include fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

     We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended March 31, 2006 would have decreased by approximately $125,000. This estimate assumes that the decrease occurred on the first day of 2006 and reduced the yield of each investment by 100 basis points. The impact on interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Foreign Currency Risk

     We operate on a global basis from locations in the United States (U.S.) and the United Kingdom (UK). All international net revenues are billed and expenses incurred in either U.S. dollars or pounds sterling. As such, we face exposure to adverse movements in the exchange rate of the pound sterling. As the currency rate changes, translation of the statement of operations of our UK subsidiary from the local currency to U.S. dollars affects year-to-year comparability of operating results. We do not hedge translation risks because any cash flows from UK operations are generally reinvested in the UK.

     Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the three months ended March 31, 2006 by approximately $25,000.

Item 4.  Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of March 31, 2006.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company (including our consolidated subsidiaries) in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

Part II.  Other Information

Item 1A.  Risk Factors

     There were no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     We announced on May 3, 2005 that our Board of Directors authorized the purchase of up to an additional 10 million shares of our common stock, which extended the stock buy-back program previously announced to authorize the repurchase of a total of 12.5 million shares. The current stock buy-back program was originally announced in April 2004 and extended to 2.5 million shares in October 2004. Through March 31, 2006, we have repurchased 4.2 million shares of the 12.5 million shares approved for repurchase. The following table provides information regarding the stock buy-back activity during the first quarter of 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 2006	—	$—	—	8,715,400

February 2006	150,000	$14.48	150,000	8,565,400

March 2006	250,000	$14.44	250,000	8,315,400
Total	400,000	$14.46	400,000

Back to Contents

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

Back to Contents

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc. (Registrant)

Date: May 4, 2006	By:	Joseph A. Esposito

Joseph A. Esposito President and Chief Executive Officer, Director (Principal executive officer)

Date: May 4, 2006	By:	Bruce Johnson

Bruce Johnson Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

Back to Contents

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.