Form 10-Q
period 2006-06-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2006-08-04
CIK 1026650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006.

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transitional period from __________ to __________

Commission file number 0-29100

eResearchTechnology, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3264604 (I.R.S. Employer Identification No.)

30 South 17th Street Philadelphia, PA (Address of principal executive offices)	19103 (Zip code)

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

The number of shares of Common Stock, $.01 par value, outstanding as of July 28, 2006, was 49,375,692.

Back to Index

eResearchTechnology, Inc. and Subsidiaries

Signatures	27

Exhibit Index	28

Back to Index

Part 1. Financial Information

Item 1. Financial Statements

eResearchTechnology, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2005	June 30, 2006

		(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$18,432	$9,180
Short-term investments	33,569	38,686
Accounts receivable, net	15,178	14,299
Prepaid income taxes	27	1,619
Prepaid expenses and other	2,501	3,610
Deferred income taxes	841	865

Total current assets	70,548	68,259
Property and equipment, net	28,670	30,824
Goodwill	1,212	1,212
Long-term investments	3,008	1,971
Deferred income taxes	335	736
Other assets	993	884

Total assets	$104,766	$103,886

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,332	$3,811
Accrued expenses	5,155	4,364
Income taxes payable	1,041	746
Current portion of capital lease obligations	153	118
Deferred revenues	16,072	10,336

Total current liabilities	24,753	19,375

Capital lease obligations, excluding current portion	40	—

Commitments and contingencies

Stockholders’ Equity:
Preferred stock - $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock - $.01 par value, 175,000,000 shares authorized, 56,871,010 and 57,622,811 shares issued, respectively	569	576
Additional paid-in capital	73,290	79,348
Accumulated other comprehensive income	586	1,261
Retained earnings	61,915	65,516
Treasury stock, 7,847,119 and 8,247,119 shares at cost, respectively	(56,387)	(62,190)

Total stockholders’ equity	79,973	84,511

Total liabilities and stockholders’ equity	$104,766	$103,886

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2006	2005	2006

Net revenues:
Licenses	$1,746	$1,096	$3,409	$1,734
Services	11,245	12,822	27,147	27,547
Site support	4,586	8,900	9,935	14,936

Total net revenues	17,577	22,818	40,491	44,217

Costs of revenues:
Cost of licenses	104	77	237	153
Cost of services	5,576	6,300	12,066	12,456
Cost of site support	3,148	5,791	6,331	9,944

Total costs of revenues	8,828	12,168	18,634	22,553

Gross margin	8,749	10,650	21,857	21,664

Operating expenses:
Selling and marketing	2,107	3,178	4,445	6,216
General and administrative	2,639	3,974	5,535	7,813
Research and development	903	1,034	1,894	2,348

Total operating expenses	5,649	8,186	11,874	16,377

Operating income	3,100	2,464	9,983	5,287
Other income, net	170	338	165	728

Income before income taxes	3,270	2,802	10,148	6,015
Income tax provision	1,304	1,125	4,110	2,414

Net income	$1,966	$1,677	$6,038	$3,601

Basic net income per share	$0.04	$0.03	$0.12	$0.07

Diluted net income per share	$0.04	$0.03	$0.11	$0.07

Shares used to calculate basic net income per share	50,388	49,266	50,379	49,184

Shares used to calculate diluted net income per share	53,133	51,515	53,229	51,600

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,

	2005	2006

Operating activities:
Net income	$6,038	$3,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,209	5,772
Cost of sales of equipment	281	2,612
Provision for uncollectible accounts	89	—
Non-cash share-based compensation	—	1,643
Stock option income tax benefit	993	—
Investment impairment charge	284	—
Changes in operating assets and liabilities:
Accounts receivable	3,552	960
Prepaid expenses and other	(3,026)	(961)
Accounts payable	569	1,458
Accrued expenses	(211)	(823)
Income taxes	(486)	(2,332)
Deferred revenues	524	(5,788)

Net cash provided by operating activities	13,816	6,142

Investing activities:
Purchases of property and equipment	(6,726)	(10,007)
Purchases of investments	(23,025)	(18,720)
Proceeds from sales of investments	12,750	14,640

Net cash used in investing activities	(17,001)	(14,087)

Financing activities:
Repayment of capital lease obligations	(161)	(75)
Proceeds from exercise of stock options	722	2,062
Excess tax benefit related to stock options	—	2,365
Repurchase of common stock for treasury	(2,243)	(5,803)

Net cash used in financing activities	(1,682)	(1,451)

Effect of exchange rate changes on cash	(278)	144

Net decrease in cash and cash equivalents	(5,145)	(9,252)
Cash and cash equivalents, beginning of period	45,806	18,432

Cash and cash equivalents, end of period	$40,661	$9,180

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission and in this Form 10-Q.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period’s presentation.

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

Amortization of capitalized software development costs is charged to cost of revenues. Amortization of capitalized software development costs was $0.3 million and $0.4 million for the three months ended June 30, 2005 and 2006, respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2005 and 2006, respectively. For the six months ended June 30, 2005 and 2006, we capitalized $1.7 million and $2.6 million, respectively, of software development costs related to labor and consulting. As of June 30, 2006, $9.2 million of capitalized costs have not yet been placed in service and are therefore not being amortized.

Long-lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during either of the six-month periods ended June 30, 2005 or June 30, 2006.

Back to Index

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

Stock-Based Compensation

Accounting for Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. No compensation expense related to stock option plans was reflected in our Consolidated Statements of Operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123, “Accounting For Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, we elected to continue to apply the intrinsic-value-based method of APB 25, described above, and adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation - Transition and Disclosure.”

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006 is recognized in the Consolidated Statements of Operations over the remaining service period after such date based on the award’s original estimate of fair value. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three and six months ended June 30, 2006 under SFAS No. 123R was $0.9 million and $1.6 million, respectively. We would have recorded no share-based compensation expense for the three and six months ended June 30, 2006 if we had continued to account for share-based compensation under APB 25. For the three months ended June 30, 2006, this additional share-based compensation lowered pre-tax earnings by $0.9 million, lowered net income by $0.7 million and lowered basic and diluted earnings per share by $0.01. For the six months ended June 30, 2006, this additional share-based compensation lowered pre-tax earnings by $1.6 million, lowered net income by $1.3 million and lowered basic and diluted earnings per share by $0.03. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. Results for prior periods have not been restated.

Back to Index

Fair Value Disclosures - Prior to SFAS No. 123R Adoption

Had we adopted SFAS No. 123 at the beginning of fiscal 2005, the impact on the financial results for the three and six months ended June 30, 2005 would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$1,966	$6,038
Deduct: Net stock-based employee compensation expense determined under fair-value-based method, net of related tax effects	(846)	(1,528)

Pro forma net income	$1,120	$4,510

Earnings per share:
Basic - as reported	$0.04	$0.12
Basic - pro forma	$0.02	$0.09

Diluted - as reported	$0.04	$0.11
Diluted - pro forma	$0.02	$0.08

The fair value of the Company’s stock-based awards to employees during the first six months of fiscal 2005 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis.

Risk-free interest rate	3.51%
Expected dividend yield	0.00%
Expected life	3.5 years
Expected volatility	63.01%

The above assumptions were used to determine the weighted-average per share fair value of $7.01 for stock options granted during the first six months of 2005.

Valuation Assumptions for Options Granted during Fiscal 2006

The fair value of each stock option granted during the first six months of fiscal 2006 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis.

Risk-free interest rate	4.82%
Expected dividend yield	0.00%
Expected life	3.5 years
Expected volatility	59.68%

The above assumptions were used to determine the weighted-average per share fair value of $6.15 for stock options granted during the first six months of 2006.

Back to Index

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

In December 2005, we accelerated the vesting of unvested stock options to acquire 490,000 shares of common stock with exercise prices greater than $19.00 per share. As a result, these options became immediately exercisable. The decision to accelerate vesting of these stock options was made primarily to avoid recognizing compensation cost in future years upon our adoption of SFAS No. 123R on January 1, 2006. In addition, management believed that the incentive and retentive value of these options was significantly lower than their valuation using Black-Scholes.

On February 7, 2006, we entered into a new employment agreement with our President and Chief Executive Officer in connection with the announcement of his retirement from his position as President and Chief Executive Officer and Director of the Company. His employment will terminate on September 11, 2006 and any options not then exercisable will become exercisable in full. As a result of this modification to his option terms, we revalued his options as of February 7, 2006 and will amortize the resulting expense through September 11, 2006. This change resulted in additional pre-tax compensation expense of $148,000 in the first six months of 2006. This change will also result in additional pre-tax compensation expense of approximately $119,000 in the third quarter of 2006.

Information with respect to outstanding options under our plans is as follows:

	Shares	Weighted Average Exercise Price	Remaining Contractual Term	Intrinsic Value (in thousands)

Outstanding as of December 31, 2005	5,347,020	$6.61
Granted	753,900	13.00
Exercised	(751,801)	2.74
Cancelled/forfeited	(10,886)	18.37

Outstanding as of June 30, 2006	5,338,233	8.03	5.8	$20,555

Options exercisable at June 30, 2006	3,796,963	6.76	5.5	$18,684

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended June 30, 2005 and 2006 was $2.4 million and $8.0 million, respectively.

Back to Index

As of June 30, 2006, there was $5.4 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Tax Effect Related to Stock-based Compensation Expense

SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the statement of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in the six months ended June 30, 2006 related to stock-based compensation expense was approximately $0.3 million.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

Three Months Ended June 30, 2005	Net Income	Shares	Per Share Amount

Basic net income	$1,966	50,388	$0.04
Effect of dilutive shares	—	2,745	—

Diluted net income	$1,966	53,133	$0.04

2006

Basic net income	$1,677	49,266	$0.03
Effect of dilutive shares	—	2,249	—

Diluted net income	$1,677	51,515	$0.03

Back to Index

Six Months Ended June 30, 2005	Net Income	Shares	Per Share Amount

Basic net income	$6,038	50,379	$0.12
Effect of dilutive shares	—	2,850	(0.01)

Diluted net income	$6,038	53,229	$0.11

2006

Basic net income	$3,601	49,184	$0.07
Effect of dilutive shares	—	2,416	—

Diluted net income	$3,601	51,600	$0.07

In computing diluted net income per share, options to purchase 1,185,000 and 1,744,000 shares of common stock were excluded from the computations for the three months ended June 30, 2005 and 2006, respectively, and options to purchase 1,189,000 and 1,215,000 shares of common stock were excluded from the computations for the six months ended June 30, 2005 and 2006, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2006	2005	2006

Net income	$1,966	$1,677	$6,038	$3,601
Other comprehensive income (loss):
Currency translation adjustment	(340)	542	(546)	675

Comprehensive income	$1,626	$2,219	$5,492	$4,276

Note 5. Recent Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have any impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

Back to Index

Note 6. Operating Segments / Geographic Information

We consider our operations to consist of one segment as this represents management’s view of our operations. We operate on a worldwide basis with two locations in the United States and one location in the United Kingdom, which are categorized below as North America and Europe, respectively. The majority of our revenues are allocated based upon the profit split transfer pricing methodology. The 2005 information presented in the following tables has been adjusted to reflect the impact of the changes in transfer pricing, which we implemented in the third quarter of 2005, as if the changes were in effect as of January 1, 2005.

Geographic information is as follows (in thousands of dollars):

	Three Months Ended June 30, 2005

	North America	Europe	Total

License revenues	$1,746	$—	$1,746
Service revenues	9,145	2,100	11,245
Site support revenues	3,276	1,310	4,586

Net revenues from external customers	$14,167	$3,410	$17,577

Operating income	$3,045	$55	$3,100
Long-lived assets	$16,481	$9,401	$25,882
Identifiable assets	$110,225	$10,444	$120,669

	Three Months Ended June 30, 2006

	North America	Europe	Total

License revenues	$1,096	$—	$1,096
Service revenues	10,239	2,583	12,822
Site support revenues	6,566	2,334	8,900

Net revenues from external customers	$17,901	$4,917	$22,818

Operating income	$2,194	$270	$2,464
Long-lived assets	$21,725	$9,099	$30,824
Identifiable assets	$88,750	$15,136	$103,886

	Six Months Ended June 30, 2005

	North America	Europe	Total

License revenues	$3,409	$—	$3,409
Service revenues	21,253	5,894	27,147
Site support revenues	7,281	2,654	9,935

Net revenues from external customers	$31,943	$8,548	$40,491

Operating income	$8,838	$1,145	$9,983
Long-lived assets	$16,481	$9,401	$25,882
Identifiable assets	$110,225	$10,444	$120,669

	Six Months Ended June 30, 2006

	North America	Europe	Total

License revenues	$1,734	$—	$1,734
Service revenues	22,442	5,105	27,547
Site support revenues	11,087	3,849	14,936

Net revenues from external customers	$35,263	$8,954	$44,217

Operating income	$4,734	$553	$5,287
Long-lived assets	$21,725	$9,099	$30,824
Identifiable assets	$88,750	$15,136	$103,886

Back to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements appearing elsewhere in this Form 10-Q. The following discussion includes a number of forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to future events and financial performance. We use words such as anticipate, believe, expect, intend and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to risks and uncertainties such as competitive factors, technology development, market demand and our ability to obtain new contracts and accurately estimate net revenues due to uncertain regulatory guidance, variability in size, scope and duration of projects and internal issues at the sponsoring client. These and other risk factors have been further discussed in our Form 10-K for the year ended December 31, 2005. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further information on potential factors that could affect our financial results can be found throughout this Form 10-Q and our other reports filed with the Securities and Exchange Commission.

Overview

We were founded in 1977 to provide Cardiac Safety services to evaluate the safety of new drugs. We provide technology and services that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic (ECG) services (Cardiac Safety services or EXPeRT® ECG services) and a leading provider of technology and services that streamline the clinical trials process by enabling our clients to evolve from traditional, paper-based methods to electronic processing using our Clinical Data Management products and services.

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation and new drug, biologic and device application submissions. We offer Cardiac Safety services, which are utilized by clinical trial sponsors and Clinical Research Organizations (CROs) during the conduct of clinical trials, including comprehensive Thorough QTc studies. Thorough QTc studies are typically of large volume and of short duration, with ECGs performed over a two- to six-month period. Services may be provided through the Digital ECG Franchise program, which offers a unique approach designed to address the capacity demands for eRT’s ECG services through partnerships with sponsors that desire dedicated resources within eRT to address specific levels of cardiac safety monitoring transactions. We also offer site support which includes the rental and sale of cardiac safety equipment along with related supplies and freight. Additionally, we offer the licensing and, at the client’s option, hosting of our proprietary Clinical Data Management software products and the provision of maintenance and consulting services in support of our proprietary Clinical Data Management software products. We offer the following products and services on a global basis:

EXPeRT®. EXPeRT® Cardiac Safety services provide for workflow-enabled cardiac safety data collection, interpretation and distribution of ECG data and images as well as for analysis and cardiologist interpretation of ECGs performed on research subjects in connection with our clients’ clinical trials. In addition, we establish rules for standardized, semi-automated and automated workflow management, allowing audit trail accounting and generating safety and operational metrics reports for sponsors and investigators. Also included in EXPeRT® Cardiac Safety services is FDA XML delivery, which provides for the delivery of ECGs in a format compliant with the United States Food and Drug Administration’s XML standard for digital ECGs.

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

Back to Index

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

For arrangements with multiple deliverables where the fair value of each element is known, the revenue is allocated to each component based on the relative fair values of each element. For arrangements with multiple deliverables where the fair value of one or more delivered elements is not known, revenue is allocated to each component of the arrangement using the residual method provided that the fair value of all undelivered elements is known. Fair values for undelivered elements are based primarily upon stated renewal rates for future products or services.

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

We conduct our operations through offices in the United States and the United Kingdom. Our international net revenues represented approximately 21% and 20% of total net revenues for the six months ended June 30, 2005 and 2006, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology. The international net revenues as a percentage of total net revenues reflect the application of the change in transfer pricing methodology, which we implemented in the third quarter of 2005, as if the changes were in effect as of January 1, 2005.

Back to Index

Results of Operations

Executive Overview

On July 13, 2006, we announced approximately $35 million in second quarter 2006 signings, following our announcements of approximately $30 million, $40 million and $32 million in first quarter 2006, fourth quarter 2005 and third quarter 2005 signings, respectively. The second quarter 2006 signings were highlighted by nine Thorough QTc studies totaling approximately $8 million. Due to the Company’s results for the six months ended June 30, 2006 and the delays that the Company witnessed in clinical trial start dates for several trials, management reassessed prior full year 2006 guidance and provided an update on August 3, 2006. For the year ending December 31, 2006, the Company now anticipates that revenues will be approximately $92 million to $96 million and that earnings per diluted share will be $0.20 to $0.24.

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006 is recognized in the Consolidated Statements of Operations over the remaining service period after such date based on the award’s original estimate of fair value. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the six months ended June 30, 2006 under SFAS No. 123R was $1.6 million. We expect stock-based compensation expense before income taxes to be approximately $0.7 million and $0.5 million in the third and fourth quarters of 2006, respectively, although this amount may increase with the hiring of additional executives or a significant number of other additional employees. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

Back to Index

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2006	2005	2006

Net revenues:
Licenses	9.9%	4.8%	8.4%	3.9%
Services	64.0%	56.2%	67.1%	62.3%
Site support	26.1%	39.0%	24.5%	33.8%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Costs of revenues:
Cost of licenses	0.6%	0.3%	0.6%	0.3%
Cost of services	31.7%	27.6%	29.8%	28.2%
Cost of site support	17.9%	25.4%	15.6%	22.5%

Total costs of revenues	50.2%	53.3%	46.0%	51.0%

Gross margin	49.8%	46.7%	54.0%	49.0%

Operating expenses:
Selling and marketing	12.0%	13.9%	11.0%	14.0%
General and administrative	15.1%	17.5%	13.6%	17.7%
Research and development	5.1%	4.5%	4.7%	5.3%

Total operating expenses	32.2%	35.9%	29.3%	37.0%

Operating income	17.6%	10.8%	24.7%	12.0%
Other income, net	1.0%	1.4%	0.4%	1.6%

Income before income taxes	18.6%	12.2%	25.1%	13.6%
Income tax provision	7.4%	4.9%	10.2%	5.5%

Net income	11.2%	7.3%	14.9%	8.1%

Back to Index

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005.

The following table presents statements of operations with product line detail (dollars in thousands):

	Three Months Ended June 30,

	2005	2006	Increase (Decrease)

Licenses:
Net revenues	$1,746	$1,096	$(650)	(37.2%)
Costs of revenues	104	77	(27)	(26.0%)

Gross margin	$1,642	$1,019	$(623)	(37.9%)

Services:
Cardiac Safety
Net revenues	$9,610	$11,250	$1,640	17.1%
Costs of revenues	4,919	5,625	706	14.4%

Gross margin	$4,691	$5,625	$934	19.9%

Technology consulting and training
Net revenues	$453	$558	$105	23.2%
Costs of revenues	404	423	19	4.7%

Gross margin	$49	$135	$86	175.5%

Software maintenance
Net revenues	$1,182	$1,014	$(168)	(14.2%)
Costs of revenues	253	252	(1)	(0.4%)

Gross margin	$929	$762	$(167)	(18.0%)

Total services
Net revenues	$11,245	$12,822	$1,577	14.0%
Costs of revenues	5,576	6,300	724	13.0%

Gross margin	$5,669	$6,522	$853	15.0%

Site support:
Net revenues	$4,586	$8,900	$4,314	94.1%
Costs of revenues	3,148	5,791	2,643	84.0%

Gross margin	$1,438	$3,109	$1,671	116.2%

Total:
Net revenues	$17,577	$22,818	$5,241	29.8%
Costs of revenues	8,828	12,168	3,340	37.8%

Gross margin	8,749	10,650	1,901	21.7%

Operating expenses:
Selling and marketing	2,107	3,178	1,071	50.8%
General and administrative	2,639	3,974	1,335	50.6%
Research and development	903	1,034	131	14.5%

Total operating expenses	5,649	8,186	2,537	44.9%

Operating income	3,100	2,464	(636)	(20.5%)
Other income, net	170	338	168	98.8%

Income before income taxes	3,270	2,802	(468)	(14.3%)
Income tax provision	1,304	1,125	(179)	(13.7%)

Net income	$1,966	$1,677	$(289)	(14.7%)

Back to Index

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended June 30,		Increase (Decrease)

	2005	2006

Cost of licenses	6.0%	7.0%	1.0%
Cost of services:
Cardiac Safety	51.2%	50.0%	(1.2%)
Technology consulting and training	89.2%	75.8%	(13.4%)
Software maintenance	21.4%	24.9%	3.5%
Total cost of services	49.6%	49.1%	(0.5%)
Cost of site support	68.6%	65.1%	(3.5%)
Total costs of revenues	50.2%	53.3%	3.1%
Operating expenses:
Selling and marketing	12.0%	13.9%	1.9%
General and administrative	15.1%	17.5%	2.4%
Research and development	5.1%	4.5%	(0.6%)

License revenues decreased primarily due to a decline in the number of licenses sold.

The increase in Cardiac Safety service revenues was primarily due to an increase in the number of transactions which is a result of the increase in bookings starting in the third quarter of 2005. The impact of the increased transactions was partially offset by a decrease in average revenue per transaction. The decrease in average revenue per transaction was largely due to the impact of increased activity in semi-automated processing, which generally includes lower fees per transaction than other studies, as well as competitive pricing adjustments.

The increase in Technology consulting and training revenues was primarily related to professional services performed in connection with a license sale in the second quarter of 2006 as well as an increase in consulting revenue from Cardiac Safety clients related to reporting capabilities.

Software maintenance revenues decreased due to the cancellation of a maintenance agreement in a prior period. The decline was partially offset by maintenance on several new software licenses sold after the second quarter of 2005.

Site support revenue increased primarily due to an increase in the sale and rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures. The increase was due to an increase in the number of units sold and rented in the second quarter of 2006 as compared to the second quarter of 2005.

The decrease in cost of licenses was primarily due to a reduction in third party ASP hosting fees. The increase in cost of licenses as a percentage of license revenues was due to the decrease in perpetual license revenues which have very little incremental cost of sales, such that revenue reductions lead to minimal cost savings.

The increase in the cost of Cardiac Safety services was primarily due to increased labor costs including payroll taxes related to option exercises, stock option compensation expense in 2006 related to the initial application of SFAS No. 123R, and the reversal in the second quarter of 2005 of bonus accruals that were originally booked in the first quarter of 2005. No bonus expense was booked in the second quarter of 2006. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was due to the fact that some of the costs do not necessarily change in direct relation with changes in revenue.

The increase in the cost of site support was due primarily to an increase in the cost of sales of equipment and depreciation costs associated with cardiac safety rental equipment. The decrease in the cost of site support as a percentage of site support revenues was due to the fact that we achieved operating leverage on related fixed costs.

The increase in selling and marketing expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to increases in compensation expenses, predominately salaries relating to new personnel and bonuses relating to increased bookings as well as stock option compensation expense recognized in 2006 related to the initial application of SFAS No. 123R.

Back to Index

The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $1.2 million of stock option compensation expense and costs associated with severance associated with the former CEO and CFO, Excluding this $1.2 million, costs increased due to increased personnel costs and the impact of a reversal of bonus accruals in the second quarter of 2005. We expect to record approximately $0.6 million in compensation expense applicable to the former CEO’s employment agreement in the third quarter of 2006.

The increase in research and development expenses was due primarily to added costs of personnel associated with increased effort associated with various research and development projects. Research and development expenses as a percentage of net revenues decreased due to the increase in net revenues and the fact that many of the research and development expenses do not necessarily change in direct relation with changes in revenues.

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments, interest expense related to capital lease obligations and foreign exchange losses. Other income, net increased for the second quarter of 2006, primarily due to increased interest income and a reduction in foreign exchange losses.

Our effective tax rate was 39.9% and 40.1% for the three months ended June 30, 2005 and 2006, respectively. We expect our effective tax rate for 2006 to be 40.1%. The second quarter of 2005 tax rate included an adjustment to bring the effective tax rate for the six months ended June 30, 2005 to 40.5% from 40.8%.

Back to Index

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

The following table presents statements of operations with product line detail (dollars in thousands):

	Six Months Ended June 30,

	2005	2006	Increase (Decrease)

Licenses:
Net revenues	$3,409	$1,734	$(1,675)	(49.1%)
Costs of revenues	237	153	(84)	(35.4%)

Gross margin	$3,172	$1,581	$(1,591)	(50.2%)

Services:
Cardiac Safety
Net revenues	$23,732	$24,362	$630	2.7%
Costs of revenues	10,601	11,050	449	4.2%

Gross margin	$13,131	$13,312	$181	1.4%

Technology consulting and training
Net revenues	$1,047	$1,144	$97	9.3%
Costs of revenues	918	899	(19)	(2.1%)

Gross margin	$129	$245	$116	89.9%

Software maintenance
Net revenues	$2,368	$2,041	$(327)	(13.8%)
Costs of revenues	547	507	(40)	(7.3%)

Gross margin	$1,821	$1,534	$(287)	(15.8%)

Total services
Net revenues	$27,147	$27,547	$400	1.5%
Costs of revenues	12,066	12,456	390	3.2%

Gross margin	$15,081	$15,091	$10	0.1%

Site support:
Net revenues	$9,935	$14,936	$5,001	50.3%
Costs of revenues	6,331	9,944	3,613	57.1%

Gross margin	$3,604	$4,992	$1,388	38.5%

Total
Net revenues	$40,491	$44,217	$3,726	9.2%
Costs of revenues	18,634	22,553	3,919	21.0%

Gross margin	21,857	21,664	(193)	(0.9%)

Operating expenses:
Selling and marketing	4,445	6,216	1,771	39.8%
General and administrative	5,535	7,813	2,278	41.2%
Research and development	1,894	2,348	454	24.0%

Total operating expenses	11,874	16,377	4,503	37.9%

Operating income	9,983	5,287	(4,696)	(47.0%)
Other income, net	165	728	563	341.2%

Income before income taxes	10,148	6,015	(4,133)	(40.7%)
Income tax provision	4,110	2,414	(1,696)	(41.3%)

Net income	$6,038	$3,601	$(2,437)	(40.4%)

Back to Index

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Six Months Ended June 30,		Increase (Decrease)

	2005	2006

Cost of licenses	7.0%	8.8%	1.8%
Cost of services:
Cardiac Safety	44.7%	45.4%	0.7%
Technology consulting and training	87.7%	78.6%	(9.1%)
Software maintenance	23.1%	24.8%	1.7%
Total cost of services	44.4%	45.2%	0.8%
Cost of site support	63.7%	66.6%	2.9%
Total costs of revenues	46.0%	51.0%	5.0%
Operating expenses:
Selling and marketing	11.0%	14.0%	3.0%
General and administrative	13.6%	17.7%	4.1%
Research and development	4.7%	5.3%	0.6%

License revenues decreased primarily due to a decline in the number of licenses sold.

The increase in Cardiac Safety service revenues was primarily due to an increase in the number of transactions which is a result of the increase in bookings starting in the third quarter of 2005. The impact of the increased transactions was partially offset by a decrease in average revenue per transaction. The decrease in average revenue per transaction was largely due to the impact of increased activity in semi-automated processing, which generally includes lower fees per transaction than other studies, as well as competitive pricing adjustments.

The increase in Technology consulting and training revenues was primarily related to professional services performed in connection with a license sale in the second quarter of 2006 as well as an increase in consulting revenue from Cardiac Safety clients related to reporting capabilities.

Software maintenance revenues decreased due to the cancellation of a maintenance agreement and the settlement of a contract dispute which resulted in our providing software maintenance at no charge for a four-year period beginning August 30, 2005. These declines were partially offset by maintenance on several new software licenses sold after the second quarter of 2005.

Site support revenue increased primarily due to an increase in the sale and rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures. The increase was due to an increase in the number of units sold and rented in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

The decrease in cost of licenses was primarily due to a reduction in third party ASP hosting fees. The increase in cost of licenses as a percentage of license revenues was due to the decrease in perpetual license revenues which have very little incremental cost of sales, such that revenue reductions lead to minimal cost savings.

The increase in the cost of Cardiac Safety services, both in absolute terms and as a percentage of Cardiac Safety revenues, was primarily due to stock option compensation expense in 2006 related to the initial application of SFAS No. 123R, increased labor costs including payroll taxes related to option exercises, increased facilities costs due to a rent increase associated with a lease extension and increased software maintenance costs. These increases were partially offset by the initial costs associated with a move to a new facility in the UK in 2005 and lower depreciation resulting from a one-time adjustment in 2005 related to leasehold improvements. The increase in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was also due to the fact that some of the costs do not necessarily change in direct relation with changes in revenue.

The increase in the cost of site support, both in absolute terms and as a percentage of site support revenues, was due primarily to an increase in the cost of sales of equipment and depreciation costs associated with cardiac safety rental equipment. The increase in the cost of site support as a percentage of site support revenues was also due to lower average rental revenue per unit in 2006 and the fact that some of the costs do not necessarily change in direct relation with changes in revenue.

Back to Index

The increase in selling and marketing expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to increases in compensation expenses, predominately salaries relating to new personnel and bonuses relating to increased bookings as well as stock option compensation expense recognized in 2006 related to the initial application of SFAS No. 123R and higher tradeshow costs.

The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $2.6 million of costs associated with the settlement of a contract dispute, stock option compensation expense and costs associated with severance associated with the former CEO and CFO. Excluding this $2.6 million, costs decreased due to a reduction in the cost of consultants related to internal control work required by the Sarbanes-Oxley Act and certain non-income taxes. We expect to record approximately $0.6 million in compensation expense applicable to the former CEO’s employment agreement in the third quarter of 2006.

The increase in research and development expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to added costs of personnel associated with increased effort associated with various research and development projects. Research and development expenses as a percentage of net revenues also increased due to the fact that many of the research and development expenses do not necessarily change in direct relation with changes in revenues.

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments, net of an impairment charge related to a cost basis investment in 2005, interest expense related to capital lease obligations and foreign exchange losses. Other income, net increased for the first six months of 2006, primarily due to an impairment charge recognized in 2005, a reduction in foreign exchange losses and increased interest income.

Our effective tax rate was 40.5% and 40.1% for the six months ended June 30, 2005 and 2006, respectively. We expect our effective tax rate for 2006 to be 40.1%.

Liquidity and Capital Resources

At June 30, 2006, we had $9.2 million of cash and cash equivalents and $40.7 million invested in short-term and long-term investments. We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year and A1P1 rated commercial bonds and paper.

For the six months ended June 30, 2006, our operations provided cash of $6.1 million compared to $13.8 million during the six months ended June 30, 2005. The change was primarily the result of a decrease of $5.8 million in deferred revenues in the six months ended June 30, 2006 compared an increase of $0.5 million in the six months ended June 30, 2005. In the 2006 period, the decrease in deferred revenues was primarily due to the excess of franchise revenue recognized over franchise payments received. Additionally, an increase in prepaid income taxes used $1.6 million in 2006.

For the six months ended June 30, 2006, our investing activities used cash of $14.1 million compared to $17.0 million during the six months ended June 30, 2005. The change was primarily the result of net activity related to investments, which used $4.1 million of cash for the six months ended June 30, 2006, compared to $10.3 million for the six months ended June 30, 2005. Additionally, there was a $3.3 million increase in cash used for purchases of property and equipment for the six months ended June 30, 2006.

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

Back to Index

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

In the first quarter of 2006, we began development of a data warehouse that enables centralized capture of cardiac safety data and the ability to integrate with the Food and Drug Administration’s ECG data warehouse. At this time, we expect EXPeRT® 2 and the data warehouse to go into production in the first half of 2007.

The following table presents the internal use software costs and related amortization as of June 30, 2006 (in thousands):

	Amortization Period	Labor and Consulting	Related Direct Costs of Materials	Total Capitalized Costs	Monthly Amortization	Accumulated Amortization

EXPeRT®
Initial costs	August 2002-July 2006	$2,618	$1,413	$4,031	$55	$3,969
Additional costs	April 2003-July 2006	1,003	50	1,053	13	1,031
Additional enhancements	October 2005-September 2007	463	—	463	19	174
Semi-automated ECG processing software
Initial costs	February 2004-January 2008	449	361	810	17	492
Enhancements	October 2004-September 2008	380	—	380	8	168
Additional enhancements	April 2005-March 2009	376	—	376	8	120
EXPeRT® 2	To be determined	7,740	1,139	8,879	—	—
Data warehouse	To be determined	338	—	338	—	—

Total		$13,029	$2,963	$15,992	$120	$5,954

For the six months ended June 30, 2006, our financing activities used cash of $1.5 million compared to $1.7 million for the six months ended June 30, 2005. The change was primarily the result of the purchase of $5.8 million of common stock under our stock buy-back program in the first quarter of 2006 compared to $2.2 million during the six months ended June 30, 2005. There was no purchase under the stock buy-back program in the second quarter of 2006. This was partially offset by an increase in proceeds from the exercise of stock options during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Additionally, excess tax benefit related to stock options of $2.4 million was included in financing activities in 2006 in accordance with SFAS No. 123R.

We had a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. Through June 30, 2006, we have not borrowed any amounts under our line of credit. As of June 30, 2006, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million. The Company’s line of credit expired on July 1, 2006. We are currently re-evaluating our line of credit needs for the next year.

We expect that existing cash and cash equivalents, short-term investments and cash flows from operations will be sufficient to meet our foreseeable cash needs for at least the next year. However, there may be acquisition and other growth opportunities that require additional external financing and we may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that any such acquisitions will occur or that such financings will be available or available on terms acceptable to us.

In the second quarter of 2005, the stock buy-back program that was originally announced in April 2004 and extended to 2,500,000 shares in October 2004 was extended by an additional 10,000,000 shares to a total of 12,500,000 shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and short-term and long-term investments and could also require us to seek additional external financing. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. During the six months ended June 30, 2006, we purchased 400,000 shares of our common stock at a cost of $5.8 million, all of which were purchased in the three months ended March 31, 2006.

Back to Index

Inflation

We believe the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary financial market risks include fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the six months ended June 30, 2006 would have decreased by approximately $0.25 million. This estimate assumes that the decrease occurred on the first day of 2006 and reduced the yield of each investment by 100 basis points. The impact on interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the six months ended June 30, 2006 by approximately $50,000.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company (including our consolidated subsidiaries) in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on April 25, 2006. The matters submitted to the stockholders for vote were the election of three directors to each serve a three-year term until 2009, the ratification of the election of one director to serve a three-year term until 2008, the approval of an amendment to the Company’s 2003 Stock Option Plan to reserve an additional 3,500,000 shares of Common Stock for issuance thereunder and ratification of the appointment of KPMG LLP as our independent registered public accountants for the year ending December 31, 2006.

At the meeting, the stockholders elected Joseph A. Esposito, David D. Gathman and Stephen M. Scheppmann to the Board of Directors. Mr. Esposito was elected with 45,959,465 shares voted for the election, or 93.4% of the 49,193,416 shares outstanding and eligible to vote, with 2,806,127 shares withholding the authority to vote for such election. Mr. Gathman was elected with 48,519,974 shares voted for the election, or 98.6% of the 49,193,416 shares outstanding and eligible to vote, with 245,618 shares withholding the authority to vote for such election. Mr. Scheppmann was elected with 48,525,489 shares voted for the election, or 98.6% of the 49,193,416 shares outstanding and eligible to vote, with 240,103 shares withholding the authority to vote for such election. Also at the meeting, the stockholders ratified John H. Park’s election to the Board of Directors. At its April 26, 2005 organizational meeting following the 2005 Annual Meeting of Shareholders, the Board of Directors, in accordance with the Company’s bylaws, increased the number of directors from eight to nine and elected John H. Park as a director to fill the vacancy created by the increase, based upon the recommendation of the Governance and Nominating Committee. Mr. Park’s election was ratified with 47,531,820 shares voted for the election, or 96.6% of the 49,193,416 shares outstanding and eligible to vote, with 1,129,032 shares voted against ratification and 2,350 abstained. With the election of the three directors and the ratification of Mr. Park, they joined Sheldon M. Bonovitz, Gerald A. Faich, MD, MPH, Elam M. Hitchner, Joel Morganroth, MD and Stephen S. Phillips as our directors.

The stockholders also approved an amendment to the Company’s 2003 Stock Option Plan to reserve an additional 3,500,000 shares of Common Stock for issuance thereunder with 28,515,261 shares voted for ratification, or 58.0% of the 49,193,416 shares outstanding and eligible to vote, with 2,661,166 shares voted against ratification and 1,906,146 shares abstained.

In addition, the stockholders ratified the appointment of KPMG LLP as our independent registered public accountants for 2006 with 48,496,939 shares voted for ratification, or 98.6% of the 49,193,416 shares outstanding and eligible to vote, with 251,883 shares voted against ratification and 16,770 shares abstained.

Back to Index

Item 6. Exhibits

10.3	2003 Stock Option Plan, as amended.

10.48	Management Employment Agreement effective June 23, 2006 between Michael J. McKelvey and the Company.

10.49	Management Employment Agreement effective May 17, 2006 between Richard A. Baron and the Company.

10.50	Amendment to Management Employment Agreement effective June 12, 2006 between Richard A. Baron and the Company.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

Back to Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc. (Registrant)
Date: August 4, 2006	By:	/s/ Michael J. McKelvey

Michael J. McKelvey President and Chief Executive Officer, Director (Principal executive officer)

Date: August 4, 2006	By:	/s/ Richard A. Baron

Richard A. Baron Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

Back to Index

EXHIBIT INDEX

Exhibit No.	Exhibit

10.3	2003 Stock Option Plan, as amended.

10.48	Management Employment Agreement effective June 23, 2006 between Michael J. McKelvey and the Company.

10.49	Management Employment Agreement effective May 17, 2006 between Richard A. Baron and the Company.

10.50	Amendment to Management Employment Agreement effective June 12, 2006 between Richard A. Baron and the Company.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.