Form 10-Q
period 2006-09-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2006-11-09
CIK 1026650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006.

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

The number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2006, was 49,895,399.

eResearchTechnology, Inc. and Subsidiaries

Back to Index

Part 1. Financial Information

Item 1. Financial Statements

eResearchTechnology, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2005	September 30, 2006

		(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$18,432	$13,265
Short-term investments	33,569	38,805
Accounts receivable, net	15,178	15,265
Prepaid income taxes	27	2,524
Prepaid expenses and other	2,501	3,282
Deferred income taxes	841	843

Total current assets	70,548	73,984
Property and equipment, net	28,670	29,724
Goodwill	1,212	1,212
Long-term investments	3,008	1,248
Deferred income taxes	335	—
Other assets	993	748

Total assets	$104,766	$106,916

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,332	$4,330
Accrued expenses	5,155	4,044
Income taxes payable	1,041	746
Current portion of capital lease obligations	153	79
Deferred revenues	16,072	7,415

Total current liabilities	24,753	16,614

Capital lease obligations, excluding current portion	40	—

Commitments and contingencies
Stockholders’ Equity:
Preferred stock - $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock - $.01 par value, 175,000,000 shares authorized, 56,871,010 and 58,129,449 shares issued, respectively	569	581
Additional paid-in capital	73,290	82,842
Accumulated other comprehensive income	586	1,088
Retained earnings	61,915	67,981
Treasury stock, 7,847,119 and 8,247,119 shares at cost, respectively	(56,387)	(62,190)

Total stockholders’ equity	79,973	90,302

Total liabilities and stockholders’ equity	$104,766	$106,916

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2006	2005	2006

Net revenues:
Licenses	$1,009	$602	$4,418	$2,336
Services	15,037	14,493	42,184	42,040
Site support	4,880	7,131	14,815	22,067

Total net revenues	20,926	22,226	61,417	66,443

Costs of revenues:
Cost of licenses	82	75	319	228
Cost of services	6,108	6,674	18,174	19,130
Cost of site support	3,455	4,548	9,786	14,492

Total costs of revenues	9,645	11,297	28,279	33,850

Gross margin	11,281	10,929	33,138	32,593

Operating expenses:
Selling and marketing	2,208	2,471	6,653	8,687
General and administrative	2,685	3,945	8,220	11,758
Research and development	1,081	980	2,975	3,328

Total operating expenses	5,974	7,396	17,848	23,773

Operating income	5,307	3,533	15,290	8,820
Other income, net	321	339	486	1,067

Income before income taxes	5,628	3,872	15,776	9,887
Income tax provision	1,601	1,407	5,711	3,821

Net income	$4,027	$2,465	$10,065	$6,066

Basic net income per share	$0.08	$0.05	$0.20	$0.12

Diluted net income per share	$0.08	$0.05	$0.19	$0.12

Shares used to calculate basic net income per share	50,158	49,540	50,305	49,302

Shares used to calculate diluted net income per share	52,979	51,376	53,145	51,525

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,

	2005	2006

Operating activities:
Net income	$10,065	$6,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,940	8,537
Cost of sales of equipment	312	3,483
Provision for uncollectible accounts	88	—
Non-cash share-based compensation	—	2,319
Stock option income tax benefit	1,587	—
Investment impairment charge	284	—
Changes in operating assets and liabilities:
Accounts receivable	2,934	44
Prepaid expenses and other	(2,149)	(452)
Accounts payable	691	1,966
Accrued expenses	257	(1,156)
Income taxes	195	(3,062)
Deferred revenues	522	(8,744)

Net cash provided by operating activities	22,726	9,001

Investing activities:
Purchases of property and equipment	(10,842)	(12,269)
Purchases of investments	(29,077)	(24,516)
Proceeds from sales of investments	18,035	21,040

Net cash provided by investing activities	(21,884)	(15,745)

Financing activities:
Repayment of capital lease obligations	(196)	(114)
Proceeds from exercise of stock options	1,094	3,548
Excess tax benefit related to stock options	—	3,702
Repurchase of common stock for treasury	(9,421)	(5,803)

Net cash provided by (used in) financing activities	(8,523)	1,333

Effect of exchange rate changes on cash	(287)	244

Net decrease in cash and cash equivalents	(7,968)	(5,167)
Cash and cash equivalents, beginning of period	45,806	18,432

Cash and cash equivalents, end of period	$37,838	$13,265

The accompanying notes are an integral part of these statements.

Back to Index

eResearchTechnology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission and in this Form 10-Q.

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

Amortization of capitalized software development costs is charged to cost of revenues. Amortization of capitalized software development costs was $0.3 million and $0.2 million for the three months ended September 30, 2005 and 2006, respectively, and $1.0 million and $1.0 million for the nine months ended September 30, 2005 and 2006, respectively. For the nine months ended September 30, 2005 and 2006, we capitalized $2.7 million and $3.6 million, respectively, of software development costs related to labor and consulting. As of September 30, 2006, $10.2 million of capitalized costs have not yet been placed in service and are therefore not being amortized.

Long-lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during either of the nine-month periods ended September 30, 2005 or September 30, 2006.

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

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006 is recognized in the Consolidated Statements of Operations over the remaining service period after such date based on the award’s original estimate of fair value. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three and nine months ended September 30, 2006 under SFAS No. 123R was $0.7 million and $2.3 million, respectively. We would have recorded no share-based compensation expense for the three and nine months ended September 30, 2006 if we had continued to account for share-based compensation under APB 25. For the three months ended September 30, 2006, this additional share-based compensation lowered pre-tax earnings by $0.7 million, lowered net income by $0.6 million and lowered basic and diluted earnings per share by $0.01. For the nine months ended September 30, 2006, this additional share-based compensation lowered pre-tax earnings by $2.3 million, lowered net income by $1.9 million and lowered basic and diluted earnings per share by $0.04. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. Results for prior periods have not been restated.

Back to Index

Fair Value Disclosures - Prior to SFAS No. 123R Adoption

Had we adopted SFAS No. 123 at the beginning of fiscal 2005, the impact on the financial results for the three and nine months ended September 30, 2005 would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$4,027	$10,065
Deduct: Net stock-based employee compensation expense determined under fair-value-based method, net of related tax effects	(624)	(2,152)

Pro forma net income	$3,403	$7,913

Earnings per share:
Basic - as reported	$0.08	$0.20
Basic - pro forma	$0.07	$0.16
Diluted - as reported	$0.08	$0.19
Diluted - pro forma	$0.06	$0.15

The fair value of the Company’s stock-based awards to employees during the first nine months of fiscal 2005 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis.

Risk-free interest rate	3.51%
Expected dividend yield	0.00%
Expected life	3.5 years
Expected volatility	63.01%

The above assumptions were used to determine the weighted-average per share fair value of $7.01 for stock options granted during the first nine months of 2005.

Valuation Assumptions for Options Granted during Fiscal 2006

The fair value of each stock option granted during the first nine months of fiscal 2006 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis.

Risk-free interest rate	4.82%
Expected dividend yield	0.00%
Expected life	3.5 years
Expected volatility	59.68%

The above assumptions were used to determine the weighted-average per share fair value of $6.15 for stock options granted during the first nine months of 2006.

Back to Index

Stock Option Plans

In 1996, we adopted a stock option plan (the “1996 Plan”) that authorized the grant of both incentive and non-qualified options to acquire up to 3,375,000 shares of the Company’s common stock. Our Board of Directors determined the exercise price of the options under the 1996 Plan. The exercise price of incentive stock options was not below the fair value of the common stock on the grant date. Incentive stock options under the 1996 Plan expire ten years from the grant date and are exercisable in accordance with vesting provisions set by the Board, which generally are over three to five years. In May 1999, the stockholders approved an amendment to the 1996 Plan that increased the number of shares which could be acquired through option grants under the 1996 Plan by 4,050,000 to 7,425,000 and provided for an annual option grant of 5,000 shares to each outside director. In April 2001, the stockholders approved an amendment to the 1996 Plan that increased the number of shares which could be acquired through option grants under the 1996 Plan by 2,025,000 to 9,450,000. No additional options have been granted under this plan, as amended, since December 31, 2003.

In May 2003, the stockholders approved a new stock option plan (the “2003 Plan”) that authorized the grant of both incentive and non-qualified options to acquire up to 3,818,625 shares of our common stock and provided for an annual option grant of 10,000 shares to each outside director. The Compensation Committee of our Board of Directors determines the recipients of option grants, the exercise price and other terms of the options under the 2003 Plan. The exercise price of incentive stock options may not be set below the fair value of the common stock on the grant date. Incentive stock options under the 2003 Plan expire ten years from the grant date, or at the end of such shorter period as may be designated by the Compensation Committee, and are exercisable in accordance with vesting provisions set by the Compensation Committee, which generally are over four years. In April 2006, the stockholders approved an amendment to the 2003 Plan that increased the number of shares which could be acquired through option grants under the 2003 Plan by 3,500,000 to 7,318,625. The Company funds shares issued upon exercise out of available authorized shares.

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

On February 7, 2006, we entered into a new employment agreement with our former President and Chief Executive Officer in connection with the announcement of his retirement from his position as President and Chief Executive Officer and Director of the Company. His employment terminated on September 11, 2006 and any options not then exercisable became exercisable in full. As a result of this modification to his option terms, we revalued his options as of February 7, 2006 and amortized the resulting expense through September 11, 2006. This change resulted in additional pre-tax compensation expense of $266,000 in the first nine months of 2006.

Information with respect to outstanding options under our plans is as follows:

	Shares	Weighted Average Exercise Price	Remaining Contractual Term	Intrinsic Value (in thousands)

Outstanding as of December 31, 2005	5,347,020	$6.61
Granted	753,900	13.00
Exercised	(1,258,439)	2.82
Cancelled/forfeited	(134,750)	14.67

Outstanding as of September 30, 2006	4,707,731	8.41	5.5	$14,416

Options exercisable at September 30, 2006	3,437,152	7.12	5.3	$13,827

Options expected to vest at September 30, 2006	1,079,992	11.92	6.2	$500

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended September 30, 2005 and 2006 was $3.8 million and $10.6 million, respectively.

Back to Index

As of September 30, 2006, there was $4.2 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Tax Effect Related to Stock-based Compensation Expense

SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the statement of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our Consolidated Statement of Operations in the nine months ended September 30, 2006 related to stock-based compensation expense was approximately $0.4 million.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

Three Months Ended September 30,

2005	Net Income	Shares	Per Share Amount

Basic net income	$4,027	50,158	$0.08
Effect of dilutive shares	—	2,821	—

Diluted net income	$4,027	52,979	$0.08

2006

Basic net income	$2,465	49,540	$0.05
Effect of dilutive shares	—	1,836	—

Diluted net income	$2,465	51,376	$0.05

Back to Index

Nine Months Ended September 30,

2005	Net Income	Shares	Per Share Amount

Basic net income	$10,065	50,305	$0.20
Effect of dilutive shares	—	2,840	(0.01)

Diluted net income	$10,065	53,145	$0.19

2006

Basic net income	$6,066	49,302	$0.12
Effect of dilutive shares	—	2,223	—

Diluted net income	$6,066	51,525	$0.12

In computing diluted net income per share, options to purchase 1,159,000 and 1,877,000 shares of common stock were excluded from the computations for the three months ended September 30, 2005 and 2006, respectively and options to purchase 1,179,000 and 1,436,000 shares of common stock were excluded from the computations for the nine months ended September 30, 2005 and 2006, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2006	2005	2006

Net income	$4,027	$2,465	$10,065	$6,066
Other comprehensive income (loss):
Currency translation adjustment, net of tax	(187)	(173)	(733)	502

Comprehensive income	$3,840	$2,292	$9,332	$6,568

Note 5. Recent Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retroactive application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have any impact on our consolidated financial statements.

In September 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which becomes effective beginning with our first quarter 2007 fiscal period. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

Back to Index

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective beginning with our first quarter 2008 fiscal period. We are currently evaluating the potential impact of this standard.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material. We do not expect the adoption of SAB 108 to have a material impact on our financial condition or results of operations.

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

Geographic information is as follows (in thousands of dollars):

	Three Months Ended September 30, 2005

	North America	Europe	Total

License revenues	$1,009	$—	$1,009
Service revenues	12,247	2,790	15,037
Site support revenues	3,670	1,210	4,880

Net revenues from external customers	$16,926	$4,000	$20,926

Operating income	$4,785	$522	$5,307
Long-lived assets	$17,844	$9,237	$27,081
Identifiable assets	$105,161	$14,065	$119,226

	Three Months Ended September 30, 2006

	North America	Europe	Total

License revenues	$602	$—	$602
Service revenues	11,813	2,680	14,493
Site support revenues	5,304	1,827	7,131

Net revenues from external customers	$17,719	$4,507	$22,226

Operating income	$3,271	$262	$3,533
Long-lived assets	$21,361	$8,363	$29,724
Identifiable assets	$90,784	$16,132	$106,916

	Nine Months Ended September 30, 2005

	North America	Europe	Total

License revenues	$4,418	$—	$4,418
Service revenues	33,543	8,641	42,184
Site support revenues	10,951	3,864	14,815

Net revenues from external customers	$48,912	$12,505	$61,417

Operating income	$13,645	$1,645	$15,290
Long-lived assets	$17,844	$9,237	$27,081
Identifiable assets	$105,161	$14,065	$119,226

	Nine Months Ended September 30, 2006

	North America	Europe	Total

License revenues	$2,336	$—	$2,336
Service revenues	34,255	7,785	42,040
Site support revenues	16,391	5,676	22,067

Net revenues from external customers	$52,982	$13,461	$66,443

Operating income	$8,005	$815	$8,820
Long-lived assets	$21,361	$8,363	$29,724
Identifiable assets	$90,784	$16,132	$106,916

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

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation and new drug, biologic and device application submissions. We offer Cardiac Safety services, which are utilized by clinical trial sponsors and Clinical Research Organizations (CROs) during the conduct of clinical trials, including comprehensive Thorough QTc studies. Thorough QTc studies are typically of large volume and of short duration, with ECGs performed over a two- to six-month period. The Digital ECG Franchise program was designed to address the capacity demands for eRT’s ECG services through partnerships with sponsors that desired dedicated resources within eRT to address specific levels of cardiac safety monitoring transactions. We have decided to discontinue the offering of the Digital ECG Franchise program as we feel we can offer our clients a better value proposition in other ways in the current operating environment. We also offer site support which includes the rental and sale of cardiac safety equipment along with related supplies and freight. Additionally, we offer the licensing and, at the client’s option, hosting of our proprietary Clinical Data Management software products and the provision of maintenance and consulting services in support of our proprietary Clinical Data Management software products. We offer the following products and services on a global basis:

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

Our license revenues consist of license fees for perpetual licenses and monthly and annual licenses. Our services revenues consist of Cardiac Safety services, technology consulting and training services and software maintenance services. Our site support revenues consist of cardiac safety equipment rentals and sales along with related supplies and freight.

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

We conduct our operations through offices in the United States and the United Kingdom. Our international net revenues represented approximately 20% and 20% of total net revenues for the nine months ended September 30, 2005 and 2006, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology. The international net revenues as a percentage of total net revenues reflect the application of the change in transfer pricing methodology, which we implemented in the third quarter of 2005, as if the changes were in effect as of January 1, 2005.

Back to Index

Results of Operations

Executive Overview

On November 8, 2006, we announced approximately $25 million in third quarter 2006 signings, following our announcements of approximately $30 million to $40 million in signings in each of the prior four quarters. Historically, the third quarter is our weakest quarter for new bookings due to summer vacations in our key markets. This, coupled with the fact that last year’s quarter benefited disproportionately from pent up demand in Cardiac Safety backlog due to the FDA guidance issued earlier in 2005, created a challenging comparison that obscures the solid progress we made in the third quarter.

Due to the Company’s results for the nine months ended September 30, 2006 and the delays that the Company witnessed in clinical trial start dates for several trials, management reassessed prior full year 2006 guidance and provided an update on November 8, 2006. For the year ending December 31, 2006, the Company now anticipates that revenues will be approximately $85 million to $87 million and that earnings per diluted share will be $0.14 to $0.16. The guidance estimates for the year includes consideration of the anticipated impact of expenses associated with management changes, the settlement of a contract dispute and stock option expense under SFAS No. 123R; the impact of these items are approximately $0.08 per diluted share for the year ending December 31, 2006.

For fiscal year 2007, management expects revenue growth at a rate of approximately 20 percent over 2006 based upon the strength of contract signings over the past year and the prospects for continued growth of the Cardiac Safety business. The Company will provide more precise guidance on fiscal year 2007 in the January 2007 time frame.

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006 is recognized in the Consolidated Statements of Operations over the remaining service period after such date based on the award’s original estimate of fair value. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the nine months ended September 30, 2006 under SFAS No. 123R was $2.3 million. We expect share-based compensation expense before income taxes to be approximately $0.5 million in the fourth quarter of 2006, although this amount may increase with the hiring of additional executives or a significant number of other additional employees. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

Back to Index

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2006	2005	2006

Net revenues:
Licenses	4.8%	2.7%	7.2%	3.5%
Services	71.9%	65.2%	68.7%	63.3%
Site support	23.3%	32.1%	24.1%	33.2%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Costs of revenues:
Cost of licenses	0.4%	0.3%	0.5%	0.3%
Cost of services	29.2%	30.0%	29.6%	28.8%
Cost of site support	16.5%	20.5%	15.9%	21.8%

Total costs of revenues	46.1%	50.8%	46.0%	50.9%

Gross margin	53.9%	49.2%	54.0%	49.1%

Operating expenses:
Selling and marketing	10.5%	11.1%	10.8%	13.1%
General and administrative	12.8%	17.8%	13.4%	17.7%
Research and development	5.2%	4.4%	4.9%	5.0%

Total operating expenses	28.5%	33.3%	29.1%	35.8%

Operating income	25.4%	15.9%	24.9%	13.3%
Other income, net	1.5%	1.5%	0.8%	1.6%

Income before income taxes	26.9%	17.4%	25.7%	14.9%
Income tax provision	7.7%	6.3%	9.3%	5.8%

Net income	19.2%	11.1%	16.4%	9.1%

Back to Index

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005.

The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Three Months Ended September 30,

	2005	2006	Increase (Decrease)

Licenses:
Net revenues	$1,009	$602	$(407)	(40.3%)
Costs of revenues	82	75	(7)	(8.5%)

Gross margin	$927	$527	$(400)	(43.1%)

Services:
Cardiac Safety
Net revenues	$13,149	$12,668	$(481)	(3.7%)
Costs of revenues	5,369	5,913	544	10.1%

Gross margin	$7,780	$6,755	$(1,025)	(13.2%)

Technology consulting and training
Net revenues	$649	$859	$210	32.4%
Costs of revenues	490	502	12	2.4%

Gross margin	$159	$357	$198	124.5%

Software maintenance
Net revenues	$1,239	$966	$(273)	(22.0%)
Costs of revenues	249	259	10	4.0%

Gross margin	$990	$707	$(283)	(28.6%)

Total services
Net revenues	$15,037	$14,493	$(544)	(3.6%)
Costs of revenues	6,108	6,674	566	9.3%

Gross margin	$8,929	$7,819	$(1,110)	(12.4%)

Site support:
Net revenues	$4,880	$7,131	$2,251	46.1%
Costs of revenues	3,455	4,548	1,093	31.6%

Gross margin	$1,425	$2,583	$1,158	81.3%

Total:
Net revenues	$20,926	$22,226	$1,300	6.2%
Costs of revenues	9,645	11,297	1,652	17.1%

Gross margin	11,281	10,929	(352)	(3.1%)

Operating expenses:
Selling and marketing	2,208	2,471	263	11.9%
General and administrative	2,685	3,945	1,260	46.9%
Research and development	1,081	980	(101)	(9.3%)

Total operating expenses	5,974	7,396	1,422	23.8%

Operating income	5,307	3,533	(1,774)	(33.4%)
Other income, net	321	339	18	5.6%

Income before income taxes	5,628	3,872	(1,756)	(31.2%)
Income tax provision	1,601	1,407	(194)	(12.1%)

Net income	$4,027	$2,465	$(1,562)	(38.8%)

Back to Index

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended September 30,		Increase (Decrease)

	2005	2006

Cost of licenses	8.1%	12.5%	4.4%
Cost of services:
Cardiac Safety	40.8%	46.7%	5.9%
Technology consulting and training	75.5%	58.4%	(17.1%)
Software maintenance	20.1%	26.8%	6.7%
Total cost of services	40.6%	46.0%	5.4%
Cost of site support	70.8%	63.8%	(7.0%)
Total costs of revenues	46.1%	50.8%	4.7%

Operating expenses:
Selling and marketing	10.5%	11.1%	0.6%
General and administrative	12.8%	17.8%	5.0%
Research and development	5.2%	4.4%	(0.8%)

License revenues decreased primarily due to a decline in the number of licenses sold.

The decrease in Cardiac Safety service revenues was primarily due to a decrease in average revenue per transaction. The decrease in average revenue per transaction was largely due to the impact of increased activity in semi-automated processing, which generally includes lower fees per transaction than other studies, as well as competitive pricing adjustments. A small decrease in the number of transactions also contributed to the decrease in Cardiac Safety service revenues. Partially offsetting this decrease was the recognition of the balance of deferred revenues of $1.2 million that remained upon the termination of a Digital ECG Franchise at the end of August 2006.

The increase in technology consulting and training revenues was primarily related to professional services performed in connection with a second quarter of 2006 license sale as well as an increase in consulting revenue from Clinical Data Management clients related to protocol set-up work.

Software maintenance revenues decreased due to the cancellation of maintenance agreements in a prior period. The decline was partially offset by maintenance on several new software licenses sold after the third quarter of 2005.

Site support revenue increased primarily due to an increase in the number of cardiac safety equipment units sold in the third quarter of 2006 as compared to the third quarter of 2005. Our clients use cardiac safety equipment to perform cardiac safety procedures. The increase was also due to an increase in the rental of cardiac safety equipment in the third quarter of 2006 as compared to the third quarter of 2005.

The increase in the cost of Cardiac Safety services, both in absolute terms and as a percentage of Cardiac Safety revenues, was primarily due to unanticipated additional third-party service charges for services previously provided, stock option compensation expense in 2006 related to the initial application of SFAS No. 123R and increased labor costs. These increases were partially offset by a decrease in bonuses related to a bonus accrual in the third quarter of 2005 while no bonus expense was booked in the third quarter of 2006.

The increase in the cost of site support was due primarily to an increase in the cost of sales of cardiac safety equipment and increased freight costs. The decrease in the cost of site support as a percentage of site support revenues was due to the sale of equipment with a lower net book value in 2006 as compared to 2005 and the fact that we achieved operating leverage on related fixed costs.

The increase in selling and marketing expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to stock option compensation expense recognized in 2006 related to the initial application of SFAS No. 123R and increases in labor costs relating to new personnel. The increase was partially offset by a decrease in bonuses due to lower bookings against targets in 2006 as compared to 2005.

Back to Index

The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $0.9 million of stock option compensation expense and costs for severance associated with the former CEO and CFO. Costs also increased due to the timing of charitable contributions which were made in the third quarter of 2006 and the fourth quarter of 2005 and increased personnel costs.

The decrease in research and development expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to an increase in the portion of overall cost that was charged to the EXPeRT® 2 project, lower placement fees, bonuses and other operating costs.

Our effective tax rate was 28.4% and 36.3% for the three months ended September 30, 2005 and 2006, respectively. We expect our effective tax rate for the fourth quarter of 2006 to be 39.5%. The tax rate for the three months ended September 30, 2005 included a tax benefit of approximately $560,000 related to the recovery of prior year taxes and an adjustment to the year-to-date effective tax rate, primarily due to a change in our transfer pricing methodology. The tax rate for the three months ended September 30, 2006 included a tax benefit of approximately $82,000 related to the true-up of the 2005 tax provision to the 2005 tax return and an adjustment to the year-to-date effective tax rate, primarily due to a reforecast of tax-exempt interest.

Back to Index

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.

The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Nine Months Ended September 30,

	2005	2006	Increase (Decrease)

Licenses:
Net revenues	$4,418	$2,336	$(2,082)	(47.1%)
Costs of revenues	319	228	(91)	(28.5%)

Gross margin	$4,099	$2,108	$(1,991)	(48.6%)

Services:
Cardiac Safety
Net revenues	$36,881	$37,030	$149	0.4%
Costs of revenues	15,970	16,964	994	6.2%

Gross margin	$20,911	$20,066	$(845)	(4.0%)

Technology consulting and training
Net revenues	$1,696	$2,003	$307	18.1%
Costs of revenues	1,408	1,401	(7)	(0.5%)

Gross margin	$288	$602	$314	109.0%

Software maintenance
Net revenues	$3,607	$3,007	$(600)	(16.6%)
Costs of revenues	796	765	(31)	(3.9%)

Gross margin	$2,811	$2,242	$(569)	(20.2%)

Total services
Net revenues	$42,184	$42,040	$(144)	(0.3%)
Costs of revenues	18,174	19,130	956	5.3%

Gross margin	$24,010	$22,910	$(1,100)	(4.6%)

Site support:
Net revenues	$14,815	$22,067	$7,252	49.0%
Costs of revenues	9,786	14,492	4,706	48.1%

Gross margin	$5,029	$7,575	$2,546	50.6%

Total
Net revenues	$61,417	$66,443	$5,026	8.2%
Costs of revenues	28,279	33,850	5,571	19.7%

Gross margin	33,138	32,593	(545)	(1.6%)

Operating expenses:
Selling and marketing	6,653	8,687	2,034	30.6%
General and administrative	8,220	11,758	3,538	43.0%
Research and development	2,975	3,328	353	11.9%

Total operating expenses	17,848	23,773	5,925	33.2%

Operating income	15,290	8,820	(6,470)	(42.3%)
Other income, net	486	1,067	581	119.5%

Income before income taxes	15,776	9,887	(5,889)	(37.3%)
Income tax provision	5,711	3,821	(1,890)	(33.1%)

Net income	$10,065	$6,066	$(3,999)	(39.7%)

Back to Index

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Nine Months Ended September 30,		Increase (Decrease)

	2005	2006

Cost of licenses	7.2%	9.8%	2.6%
Cost of services:
Cardiac Safety	43.3%	45.8%	2.5%
Technology consulting and training	83.0%	69.9%	(13.1%)
Software maintenance	22.1%	25.4%	3.3%
Total cost of services	43.1%	45.5%	2.4%
Cost of site support	66.1%	65.7%	(0.4%)
Total costs of revenues	46.0%	50.9%	4.9%
Operating expenses:
Selling and marketing	10.8%	13.1%	2.3%
General and administrative	13.4%	17.7%	4.3%
Research and development	4.9%	5.0%	0.1%

License revenues decreased primarily due to a decline in the number of licenses sold, conversions of subscription licenses to perpetual licenses in 2005 and terminations of subscription licenses.

The increase in Cardiac Safety service revenues was primarily due to the recognition of $1.2 million of deferred revenues that remained upon the termination of a Digital ECG Franchise at the end of August 2006 and an increase in the number of transactions and associated fees which are a result of the increase in bookings starting in the third quarter of 2005. The impact of the increased transactions was partially offset by a decrease in average revenue per transaction. The decrease in average revenue per transaction was largely due to the impact of increased activity in semi-automated processing, which generally includes lower fees per transaction than other studies, as well as competitive pricing adjustments.

The increase in technology consulting and training revenues was primarily related to professional services performed in connection with a second quarter of 2006 license sale as well as an increase in consulting revenue from Clinical Data Management clients related to protocol set-up work and consulting revenue from Cardiac Safety clients related to reporting capabilities.

Software maintenance revenues decreased due to the cancellation of maintenance agreements and the settlement of a contract dispute which resulted in our providing software maintenance at no charge for a four-year period beginning August 30, 2005. These declines were partially offset by maintenance on several new software licenses sold during 2005 and 2006.

Site support revenue increased primarily due to an increase in the number of cardiac safety equipment units sold in 2006 as compared to 2005. Our clients use cardiac safety equipment to perform cardiac safety procedures. The increase was also due to an increase in the rental of cardiac safety equipment in 2006 as compared to 2005.

The decrease in cost of licenses was primarily due to a reduction in third party ASP hosting fees. The increase in cost of licenses as a percentage of license revenues was due to the decrease in perpetual license revenues which have very little incremental cost of sales, such that revenue reductions lead to minimal cost savings.

The increase in the cost of Cardiac Safety services, both in absolute terms and as a percentage of Cardiac Safety revenues, was primarily due to unanticipated additional third-party service charges for services previously provided, stock option compensation expense in 2006 related to the initial application of SFAS No. 123R, increased labor costs including payroll taxes related to option exercises, increased facilities costs due to a rent increase associated with a lease extension and increased software maintenance costs. These increases were partially offset by the initial costs associated with a move to a new facility in the UK in 2005, a decrease in bonuses related to a bonus accrual in the third quarter of 2005 while no bonus expense was booked in the third quarter of 2006 and lower depreciation resulting from a one-time adjustment in 2005 related to leasehold improvements. The increase in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was also due to the fact that some of the costs do not necessarily change in direct relation with changes in revenue.

Back to Index

The increase in the cost of site support was due primarily to an increase in the cost of sales of equipment and depreciation costs associated with cardiac safety rental equipment as well as increased freight costs. The decrease in the cost of site support as a percentage of site support revenues was due to the sale of equipment with a lower net book value in 2006 as compared to 2005 and the fact that we achieved operating leverage on related fixed costs.

The increase in selling and marketing expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to increases in compensation expenses, predominately salaries relating to new personnel and bonuses relating to increased bookings, as well as stock option compensation expense recognized in 2006 related to the initial application of SFAS No. 123R and higher tradeshow costs.

The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $3.5 million of costs associated with the settlement of a contract dispute, stock option compensation expense and costs for severance associated with the former CEO and CFO. In addition, cost increases for compensation and depreciation are offset by decreases due to a reduction in the cost of consultants related to internal control work required by the Sarbanes-Oxley Act and certain non-income taxes.

The increase in research and development expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to added costs of personnel associated with increased effort for various research and development projects partially offset by an increase in the portion of overall cost that was capitalized as part of the EXPeRT® 2 project, lower placement fees, bonuses and other operating costs. Research and development expenses as a percentage of net revenues also increased due to the fact that many of the research and development expenses do not necessarily change in direct relation with changes in revenues.

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments, net of an impairment charge related to a cost basis investment in 2005, interest expense related to capital lease obligations and foreign exchange losses. Other income, net increased for the first nine months of 2006, primarily due to an impairment charge recognized in 2005, a reduction in foreign exchange losses and increased interest income.

Our effective tax rate was 36.2% and 38.6% for the nine months ended September 30, 2005 and 2006, respectively. We expect our effective tax rate for the fourth quarter of 2006 to be 39.5%. The tax rate for the nine months ended September 30, 2005 included a tax benefit of approximately $560,000 related to the recovery of prior year taxes primarily due to a change in our transfer pricing methodology. The tax rate for the nine months ended September 30, 2006 included a tax benefit of approximately $82,000 related to the true-up of the 2005 tax provision to the 2005 tax return.

Liquidity and Capital Resources

At September 30, 2006, we had $13.3 million of cash and cash equivalents and $40.1 million invested in short-term and long-term investments. We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year and A1P1 rated commercial bonds and paper.

For the nine months ended September 30, 2006, our operations provided cash of $9.0 million compared to $22.7 million during the nine months ended September 30, 2005. The change was primarily the result of a decrease of $8.7 million in deferred revenues in the nine months ended September 30, 2006 compared to an increase of $0.5 million in the nine months ended September 30, 2005. In the 2006 period, the decrease in deferred revenues was primarily due to the excess of Digital ECG Franchise revenue recognized over Digital ECG Franchise payments received. Additionally, an increase in prepaid income taxes used $2.5 million of cash in 2006 and accounts receivable provided $2.9 million of cash in 2005 but less than $0.1 million in 2006. Net income decreased by $4.0 million but the impact was partially offset by an increase of $3.2 million in the non-cash impact of the cost of sales of equipment.

For the nine months ended September 30, 2006, our investing activities used cash of $15.7 million compared to $21.9 million during the nine months ended September 30, 2005. The change was primarily the result of net activity related to investments, which used $3.5 million of cash for the nine months ended September 30, 2006, compared to $11.0 million for the nine months ended September 30, 2005. Additionally, there was a $1.4 million increase in cash used for purchases of property and equipment for the nine months ended September 30, 2006.

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

At the beginning of April 2005, we extended the amortization period for EXPeRT® through July 2006, which coincides with our standard useful life for internal use software of four years. We had previously reduced the depreciation period when it appeared that EXPeRT® would be retired early, which has not been the case. The extension of the amortization period resulted in a decrease in monthly amortization expense of $32,000 beginning in April 2005.

In the first quarter of 2006, we began development of a data warehouse that enables centralized capture of cardiac safety data and the ability to integrate with the Food and Drug Administration’s ECG data warehouse. At this time, we expect EXPeRT® 2 and the data warehouse to go into production in the first half of 2007.

The following table presents the internal use software costs and related amortization as of September 30, 2006 (in thousands):

	Amortization Period	Labor and Consulting	Related Direct Costs of Materials	Total Capitalized Costs	Monthly Amortization	Accumulated Amortization

EXPeRT®
Initial costs	August 2002 -July 2006	$2,618	$1,413	$4,031	$—	$4,031
Additional costs	April 2003 -July 2006	1,003	50	1,053	—	1,047
Additional enhancements	October 2005 -September 2007	463	—	463	20	231
Semi-automated ECG processing software
Initial costs	February 2004 -January 2008	449	361	810	17	540
Enhancements	October 2004 -September 2008	380	—	380	8	190
Additional enhancements	April 2005 -March 2009	376	—	376	8	141
EXPeRT® 2	To be determined	8,529	1,139	9,668	—	—
Data warehouse	To be determined	515	—	515	—	—

Total		$14,333	$2,963	$17,296	$53	$6,180

For the nine months ended September 30, 2006, our financing activities provided cash of $1.3 million compared to a use of cash of $8.5 million for the nine months ended September 30, 2005. The change was primarily the result of the purchase of $5.8 million of common stock under our stock buy-back program in the first quarter of 2006 compared to $9.4 million during the nine months ended September 30, 2005. There was no purchase under the stock buy-back program in the second or third quarter of 2006. There was also a $2.5 million increase in proceeds from the exercise of stock options during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Additionally, excess tax benefit related to stock options of $3.7 million was included in financing activities in 2006 in accordance with SFAS No. 123R.

We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. To date, we have not borrowed any amounts under our line of credit. As of September 30, 2006, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million.

We have a commitment to purchase approximately $5.0 million of private label cardiac safety equipment from a manufacturer over the twelve-month period ending in July 2007. This cardiac safety equipment is expected to be purchased in the normal course of business and thus does not represent a significant commitment above our expected purchases of ECG equipment during that period.

Back to Index

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

In the second quarter of 2005, the stock buy-back program that was originally announced in April 2004 and extended to 2,500,000 shares in October 2004 was extended by an additional 10,000,000 shares to a total of 12,500,000 shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and short-term and long-term investments and could also require us to seek additional external financing. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. During the nine months ended September 30, 2006, we purchased 400,000 shares of our common stock at a cost of $5.8 million, all of which were purchased in the three months ended March 31, 2006.

Inflation

We believe the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary financial market risks include fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the nine months ended September 30, 2006 would have decreased by approximately $0.4 million. This estimate assumes that the decrease occurred on the first day of 2006 and reduced the yield of each investment by 100 basis points. The impact on interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Foreign Currency Risk

We operate on a global basis from locations in the United States (U.S.) and the United Kingdom (UK). All international net revenues are billed and expenses incurred in either U.S. dollars or pounds sterling. As such, we face exposure to adverse movements in the exchange rate of the pound sterling. As the currency rate changes, translation of the statement of operations of our UK subsidiary from the local currency to U.S. dollars affects year-to-year comparability of operating results. We do not hedge translation risks because any cash flows from UK operations are generally reinvested in the UK. Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the nine months ended September 30, 2006 by approximately $80,000.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company (including our consolidated subsidiaries) in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

Part II. Other Information

Item 6.	Exhibits

10.30	Promissory Note to Wachovia Bank, National Association.

10.31	Loan Agreement with Wachovia Bank, National Association.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

Back to Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc. (Registrant)

Date: November 9, 2006	By:	/s/ Michael J. McKelvey

Michael J. McKelvey President and Chief Executive Officer, Director (Principal executive officer)

Date: November 9, 2006	By:	/s/ Richard A. Baron

Richard A. Baron Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

Back to Index

EXHIBIT INDEX

Exhibit No.	Exhibit

10.30	Promissory Note to Wachovia Bank, National Association.

10.31	Loan Agreement with Wachovia Bank, National Association.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.