Form 10-K
period 2006-12-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2007-03-09
CIK 1026650

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2006

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 0-29100

eResearchTechnology, Inc.

(Exact name of issuer as specified in its charter)

Delaware	22-3264604
(State of Incorporation)	(I.R.S. Employer Identification No.)

30 South 17th Street Philadelphia, PA	19103
(Address of Principal Executive Offices)	(Zip Code)

(215) 972-0420
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $340,896,219 based on the closing sale price as reported on the Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2007

Common Stock, $.01 par value per share	58,476,951 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A.

PART I

ITEM 1.	BUSINESS

General

eResearchTechnology, Inc. (eRT), a Delaware corporation, was founded in 1977 to provide Cardiac Safety services to evaluate the safety of new drugs. eRT and its consolidated subsidiaries collectively are referred to as the “Company” or “we.” We provide technology and services that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic services (Cardiac Safety services or EXPeRT® ECG services) and a leading provider of technology and services that streamline the clinical trials process by enabling our clients to evolve from traditional, paper-based methods to electronic processing using our eClinical products and services.

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. We offer Cardiac Safety services, which are utilized by pharmaceutical companies, biotechnology companies, medical device companies, clinical trial sponsors and clinical research organizations (CROs) during the conduct of clinical trials. The Cardiac Safety services are performed during all phases of a clinical trial cycle and measure the interval between the start of the “Q” wave and the end of the “T” wave in the heart’s electrical cycle, adjusted for heart rate. Thorough QTc studies are comprehensive studies that typically are of large volume and of short duration, with ECGs performed over a two- to six-month period. We also offer site support, which includes the rental and sale of cardiac safety equipment along with related supplies and freight. Additionally, we offer the licensing and, at the client’s option, hosting of our proprietary eClinical software products and the provision of maintenance and consulting services in support of our proprietary eClinical software products.

We conduct our operations through offices in the United States (U.S.) and the United Kingdom (UK). Our international net revenues represented approximately 18%, 20% and 21% of total net revenues for the years ended December 31, 2004, 2005 and 2006, respectively. The majority of our revenues are allocated based upon the profit split transfer pricing methodology, and revenues are generally attributed to the geographic segment where the work is performed.

Product and Service Offerings

Product/Services	Description

EXPeRT® Cardiac Safety	Diagnostic tests are employed in clinical trials to measure the effect of the product on certain body organs and systems in order to determine the product’s safety. Cardiac Safety testing is a critical component of diagnostic testing. eRT provides a highly scalable set of Cardiac Safety products and services centered on our regulatory compliant (Title 21 CFR, Part 11) EXPeRT® Cardiac Safety Intelligent Data Management System. EXPeRT® provides for workflow enabled cardiac safety data collection, interpretation and distribution of electrocardiographic (ECG) data and images. EXPeRT® also enables analysis and cardiologist interpretation of ECGs performed on research subjects in connection with our clients’ clinical trials. The ECG provides an electronic map of the heart’s rhythm and structure, and typically is performed in most clinical trials. This service permits assessments of the safety of therapies by documenting the occurrence of cardiac electrical change.

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

We provide the following centralized ECG testing services as part of our EXPeRT® Cardiac Safety services:

•   Digital ECG Services. Allows the investigator to transmit, via modem, 12-lead ECG data directly to us for interpretation and rapid return of results to the investigator and the sponsor. ECGs are measured by our cardiac safety specialists utilizing an on screen, high-resolution caliper placement system, and are then interpreted by a cardiologist. We also offer cardiac safety specialist and cardiologist adjudication of software algorithm placed measurements where appropriate and as desired by our clients.

•   Continuous Digital 12-lead ECG Recording. The 12-lead ECG signals are recorded for up to 24 hours onto compact flash memory cards and submitted to us. From these recordings, 12-lead ECGs can be evaluated at specific time points. These ECGs are measured by a cardiac safety specialist and then interpreted by a cardiologist. Continuous digital 12- lead ECG recordings can also be used for studies assessing the incidence of arrhythmias, cardiac ischemia and/or heart rate variability findings.

•   Holter Recording. This is a 24- or 48-hour continuous ECG recording of the heart’s rhythm on a flash card or cassette tape that is reviewed by a cardiac safety specialist and then by a cardiologist. Holter data reported by us is provided for studies assessing the incidence of arrhythmias, cardiac ischemia and/or heart rate variability.

•   Paper ECG Services. Paper ECGs are measured by our cardiac safety specialists utilizing a high-resolution digitizing system, and are then interpreted by a cardiologist. Alternatively, paper ECGs may be scanned to a digital format, where appropriate.

•   FDA XML ECG Service. This service provides our clients with electronic versions of each ECG processed by EXPeRT®. The ECGs processed by EXPeRT® are rendered in a format compliant with the United States Food and Drug Administration’s XML standard for digital ECGs.

•   The Digital ECG Community. This is a hosted solution, which delivers near real time Cardiac Safety feedback at the program, trial, center and patient level, along with related metrics, such as trial enrollment, as well as the ability to organize and publish a variety of study-specific information and the ability to link data points in reports direct to digital ECG waveforms.

•   Cardiac Safety Equipment. We provide ECG equipment to clients to perform the ECG and Holter recordings and give them the means to send such recordings to eRT. The service comprises equipment rental and sales, along with related supplies and freight.

eClinical	The process of designing, implementing and managing a clinical trial requires a well defined process and set of supporting products to effectively handle the variety of tasks and information comprising a clinical trial. eRT provides a suite of products to address the capture, management and dissemination of clinical trial data. Our integrated suite is comprised of the following:

•   eResearch Communitytm  (eRCtm ) is an easy to use portal application enabling clinical trial researchers and staff to gain real-time access to study dashboards, progress reports, folders and forums enabling efficient management and communication of study progress. eRCtm  also includes a web-based training environment, eHealth Educationtm , which enables clinical research professionals to learn about technology developments, new products, clinical protocols, and other educational matters.

• eData Entrytm (eDEtm ) uses the latest technology to provide a comprehensive electronic data capture (EDC) system delivering rapid time-to-benefit for electronic trial initiatives.

• eData Managementtm is a clinical data management application for collecting, cleaning and managing clinical trial data.

• eSafety Nettm is an adverse event management system enabling the generation of key regulatory reports, including CIOMS and Medwatch.

•   eStudy Conducttm  is a clinical trial management technology that can be used to set up clinical trials, establish standards, track study activities, plan resources, distribute supplies, manage the financial aspects of a trial and electronically view clinical trial data.

Our eClinical solution is available for license over a renewable term (subscription license) in addition to a traditional perpetual license with annual maintenance. Our eClinical offerings may be hosted by eRT, by one of our third- party hosting partners, or installed on our client’s computing infrastructure.

Project Assurance/ Implementation Assurance	We provide a full spectrum of consulting services for all of our products that augment the study management and implementation efforts of clients in support of their clinical research requirements. The methodologies (Project Assurance for Cardiac Safety and Implementation Assurance for eClinical Applications) provide a consistent framework through which we can effectively manage the delivery of all products and services. Such methodologies provide the standards, guidelines and services that allow us to effectively anticipate our clients’ needs and assure proactive communication and implementation in order to meet and exceed our clients’ goals. The services include study initiation, project management, education, site qualification, configuration, technology and regulatory review, research dashboards and electronic reporting, data management, uniform standards and standard operating procedures, and migration services. In addition, we provide on-site research and technology advisory services, support services including online and help desk support, and software maintenance.

Technology

Our eClinical and EXPeRT® applications were developed with web architectures. We developed these applications using industry-standard development tools including XML, HTML, Java and Oracle Developer, all of which provide rapid access to the underlying Oracle database. Our philosophy of using industry-standard tools allows us to focus our attention on the features and functions delivered through the client interface and the application layer in order to meet our clients’ strategic business requirements. Our clients also use those tools to benefit from the underlying data stored in the clinical database.

Research and Development

As of December 31, 2006, we had 39 employees engaged in research and development, together with 13 consultants. Our research and development efforts are focused on improving and enhancing our existing products and services as well as developing new products and services. We have also partnered with other companies to broaden our product offerings.

During 2006, we completed development and validation of EXPeRT® 2, a significant upgrade to our patented EXPeRT® process and product. EXPeRT® 2, which was placed into production in January 2007, provides a comprehensive set of enhancements that extend our flexibility to meet customer unique demands, enhance our operational efficiencies and increase our global scalability. To further embrace customer requests, EXPeRT® 2 provides such features as on-demand reporting, protocol unique clinical alerts and auto-assignment of cardiologists to subjects. Operational efficiency is enhanced by the use of standardized protocol templates, protocol versioning, new management and workflow features, and enhanced query automation. Scalability is furthered by enabling all studies on a global basis to be implemented on a single, centralized system.

The Digital ECG Community product was enhanced during 2006 to provide direct data integration with our EXPeRT® processing systems, providing clients with up-to-date clinical study data. In addition, a report scheduler and automation of many system administration tasks were completed, enabling further internal operating efficiencies.

Our eClinical suite was also enhanced during 2006 in several areas, including a new patient enrollment module, new query capabilities and automated installation scripts.

Our Clients

We serve pharmaceutical, biotechnology and medical device companies as well as CROs. We have contracts with approximately 210 clients that establish the overall contractual relationship between us and our clients. We provide our solutions to 34 of the 50 largest pharmaceutical companies globally. In 2006, Novartis AG, at 16%, was the only client that accounted for 10% or more of our consolidated net revenues.

Sales and Marketing

We market and sell products and services primarily through our global direct sales, sales support and professional services organizations. As of December 31, 2006, our business development team consisted of 46 sales, marketing and consulting professionals worldwide, which included a direct sales force of 26 sales professionals located globally.

We focus our marketing efforts on educating our target market, generating new sales opportunities and increasing awareness of our solutions. We conduct a variety of marketing programs globally, including vendor days at clients’ offices, business seminars, trade shows, public relations, industry analyst programs and advisory councils.

Our sales cycle generally begins with our response to a request from a sponsor or CRO for a proposal to address a client-specific research requirement. We then engage at our expense in a series of consultations, workshops, implementation reviews, final proposals and contract negotiations prior to the time when the prospective client has any obligation to purchase our products or services. During this process, we involve our sales, professional services and senior management personnel in a collaborative approach. Our sales cycle can vary from a few weeks to as long as nine months, depending upon the scope of the products and services being discussed and the scope of the clinical trial.

Partnerships

Recent regulatory guidance recommends ‘thorough’ cardiac safety monitoring in specially designed Phase I trials. We expect work in this Thorough QTc study area will be performed by organizations valued for their capability, capacity, science, process and compliance. We have formalized agreements with clinical pharmacology units (CPUs) that understand the need to provide cardiac safety assessments to their clients consistent with the recent guidance. CPUs provide a range of services including the conduct of clinical studies to comprehensively explore safety, tolerability, pharmacokinetics and pharmacodynamics of novel compounds. We have developed relationships with various CPUs where we provided our Cardiac Safety services to the clients of these CPUs. Our alliances enable us and the CPUs to deliver fully integrated clinical pharmacology solutions to drug developers. We also have working relationships with other CPUs that are not part of a formal eRT clinical pharmacology partnership.

Competition

The market for our products and services is extremely fragmented, with hundreds of companies providing niche solutions to satisfy small parts of the clinical research process. We were the first company to utilize specifically developed technology to address the digital regulatory initiative in providing ECG services.

The market for our solutions is intensely competitive, continuously evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition could result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors, including centralized cardiac safety laboratories and CROs, vary in size and in the scope and breadth of the products and services offered.

We believe that the principal competitive factors affecting our market include:

•	client service;

•	a significant base of reference clients;

•	breadth and depth of solution, including the ability to accommodate both electronic forms and manual, paper-based research methods of data collection, management and analysis;

•	product quality and performance;

•	core technology and product features;

•	ability to implement solutions;

•	capacity;

•	price;

•	financial and organizational stability; and

•	ability to adapt to changing regulatory guidance.

We believe that our solutions currently compete favorably with respect to these factors, and we will continue to strive to maintain our competitive edge in the marketplace.

Government Regulation

Human pharmaceutical products, biological products and medical devices are subject to rigorous government regulation. In the United States, the principal federal regulatory agency is the Food and Drug Administration (FDA) and there are some similar state agencies. Foreign governments also regulate these products when they are tested or marketed abroad. In the United States, the FDA has established standards for conducting clinical trials leading to the approval for new products.

Because our products and services assist the sponsor or CRO in conducting the trial and preparing the new drug, biologic or device application, we must comply with these requirements. We also must comply with similar regulatory requirements in foreign countries. These foreign regulations vary somewhat from country to country, but generally establish requirements similar to those of the FDA.

In March 1997, the FDA promulgated regulations related to requirements for computer systems that support electronic records and electronic signatures. These regulations define requirements for system control, security, authentication, validation and retention of electronic records. The FDA issued a guidance document, Part 11

Electronic Records; Electronic Signatures — Scope and Applicability (August 2003), which defines the FDA’s current thinking on the implementation of the 1997 regulation 21 CFR Part 11, and also noted there would be enforcement discretion of specific requirements.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) established certain requirements relating to the privacy and security of personal health information. HIPAA directly covers how health plans, health care clearinghouses and most health care providers transmit, store, use and disclose individually identifiable health information. Covered uses and disclosures include uses and disclosures for purposes of clinical trials or other activities regulated by the FDA.

In November 2001, the FDA held a public meeting at which it proposed requiring sponsors of new drugs to submit ECG raw data in digital format and annotated digital ECG waveforms. Annotated waveforms include definition of measurement points that are used to create ECG analysis data. A subsequent meeting held in January 2003, which was supported by a preliminary concept paper issued in November 2002, further discussed the trial design, ECG acquisition, analysis and reporting for digital ECGs. Following a meeting in June 2004, the International Conference on Harmonization (ICH) released to the public in September 2004 the following guidelines at Step 3, S7B: Safety Pharmacology Studies for Assessing the Potential for Delayed Ventricular Repolarization (QT Interval Prolongation) by Human Pharmaceuticals and E14: The Clinical Evaluation of QT/QTc Interval Prolongation and Proarrhythmic Potential for Non-Antiarrhythmic Drugs (ICH E14). The objective of these guidelines is to recommend the design and timing of studies in the clinical development process and provide general recommendations on available non-clinical methodologies to assess the potential risk of QT interval prolongation of a pharmaceutical product. On May 12, 2005, the ICH ratified and recommended for implementation the cardiac safety monitoring guidance provided in ICH E14 (step 4). The guidance was implemented by the FDA in October 2005 and adopted by the European Union in November 2005. The guidance confirms previous guidance reinforcing the need for routine cardiac safety testing as well as Thorough QTc testing for all compounds entering the blood stream commencing early in clinical development to provide maximum guidance for later trials, as well as testing for all compounds in Phase III prior to submission for approval.

We believe that we have designed our products and services to be consistent with the recommendations of the relevant regulatory bodies as referred to above and to comply with applicable regulatory requirements.

Potential Liability and Insurance

We attempt to manage our risk of liability for personal injury or death to study subjects from administration of products under study through contractual indemnification provisions with clients and through insurance maintained by our clients and us. Contractual indemnification generally does not protect us against certain of our own actions, such as negligence. The terms and scope of such indemnification vary from client to client and from trial to trial. Although most of our clients are large, well-capitalized companies, the financial viability of these indemnification provisions cannot be assured. Therefore, we bear the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations to us. We maintain errors and omissions liability insurance in the amount of $10 million per claim and professional liability insurance in the amount of $1 million per claim. Our operating results could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage maintained by us or the client or where the indemnifying party does not fulfill its indemnification obligations to us.

Intellectual Property

Our services have been enhanced by significant investment in information technology. Our research and development organization is committed to achieving operating efficiencies through technological advances. We have developed certain computer software and technologically derived procedures, as well as created internal operational processes, which we seek to protect through a combination of contract law and trade secrets, including seeking patent protection in several jurisdictions. We believe that our technological capabilities and operational processes provide significant benefits to our clients.

On March 16, 2004, we were issued United States Patent No. 6,708,057 (the 057 Patent) for various methods and systems for processing electrocardiograms. The methods and systems have particular utility in the collection and interpretation of electrocardiograms developed during clinical trials. The 057 Patent includes more than 50 claims directed to various features of our EXPeRT® workflow enabled data handling technology.

eRT has also filed patent applications in Canada, India and the European Patent Office. eRT has filed various continuation applications pursuing alternative claim coverage as well as claims directed to various enhancements made to the EXPeRT® technology. eRT continues to pursue patent protection of new technology advances and production.

Employees

At December 31, 2006, we had a total of 341 employees, with 270 employees (259 full-time, 11 part-time) at our locations in the United States and 71 employees (66 full-time, 5 part-time) at our location in the United Kingdom. We had 212 employees performing services directly for our clients, 39 employees in research and development, 46 employees in sales and marketing and 44 employees involved in general and administrative activities.

On February 21, 2007, the Company announced it was making efficiency improvements in its Cardiac Safety operations and general and administrative cost structure. As a result of these changes, the Company will be reducing its headcount by approximately 25 employees and anticipates a reduction of its hiring needs in the future as a result of the changes made to the organizational structure.

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

ITEM 1A. RISK FACTORS

The risk factors identified in the cautionary statements below could cause our actual results to differ materially from those suggested in the forward-looking statements appearing elsewhere in this Form 10-K. However, these risk factors are not exhaustive, as new risks emerge from time to time, and it is not possible for management to predict all such risk factors or to assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

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

If our operating results in any future period fluctuate significantly, we may not meet the expectations of securities analysts and investors, which would likely cause the market price of our common stock to decline. It is difficult to predict the timing or amount of our revenues because:

•	we generate a significant percentage of our revenues from a limited number of clients;

•	our sales cycles can be lengthy and variable;

•	Thorough QTc studies are typically of large volume and of short duration; and

•	sponsors and CROs may unexpectedly cancel, postpone or reduce the size of clinical trials.

We make decisions on operating expenses based on anticipated revenue trends and available resources. We also incur expenses educating and providing information to our client base, including through consultations, without any obligation by our client to purchase our products and services. Because many of our expenses are fixed and we are committed to making a significant investment in our organization and in marketing our products and services, delays in recognizing revenues could cause our operating results to fluctuate from period to period. During most of 2006, we were unable to meet our guidance. If we fail to generate the contract signings that we expect or the anticipated revenues from such signings, we may fail to meet financial guidance that we have provided, or may provide in the future, to the public. Failure to meet financial guidance could cause the market price of our common stock to decline and affect our ability to raise capital which could reduce our cash reserves and limit our capital spending.

We depend entirely on the clinical trial market and a downturn in this market could cause our revenues and profitability to decrease.

Our business depends entirely on the clinical trials that pharmaceutical, biotechnology and medical device companies conduct. Our revenues and profitability will decline if there is less competition in the pharmaceutical, biotechnology or medical device industries, which could result in fewer products under development and decreased pressure to accelerate a product approval. Our revenues and profitability will also decline if the FDA or similar agencies in foreign countries loosen their requirements, thereby decreasing the complexity of conducting clinical trials. Any other developments that adversely affect the pharmaceutical, biotechnology or medical device industries generally, including product liability claims, new technologies or products or general business conditions, could also decrease the volume of our business. During 2006, many studies for which we contracted to provide Cardiac Safety services were delayed or postponed, resulting in lower than expected revenues and earnings. We could experience this again in the future if there are developments in the clinical trial market that cause a delay in studies.

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

Our clients and prospective clients will be less likely to use our products and services if the products and services do not comply with regulatory requirements in all countries where clinical trials are expected to take place or if we are precluded from participating in clinical trials in countries where trials will be conducted. In addition, changing regulatory requirements could provide an advantage to our competitors if our competitors are able to meet the requirements more rapidly or at lower cost. For example, in the May 12, 2005 ICH release, it was suggested that semi-automated processing of electrocardiograms may be found acceptable in certain instances. Semi-automated processing uses software algorithm-placed measurements that are later adjudicated by a cardiac specialist or physician. In addition, fully-automated processing of electrocardiograms has been used in certain studies. Fully-automated processing uses only software algorithm-placed measurements. While we are positioned to provide semi-automated and fully-automated processing, we have historically been a leader in the industry in manual processing. Our manual processing includes manually derived measurements, using our on screen, high resolution caliper placement system, which are later interpreted by a cardiologist. Drug sponsors have begun to shift towards semi-automated processing and some to fully-automated processing, allowing more competitors to compete with us in offering this service and, as a result, we have been forced to reduce pricing to maintain our market share. The effect of such actions has reduced our revenue and gross profit per transaction. Our results of operations for fiscal 2005 and 2006 were adversely affected by the uncertainty in the clinical research and drug development industry that is due in part to this evolving regulatory guidance, and our results of operations in the future may also be adversely affected if this uncertainty continues. In addition, the shift from manual processing adversely affected our results of operations in 2006 and may continue to adversely affect our results of operations in the future. Our failure to maintain revenue and gross profit per transaction may affect our ability to achieve growth in cardiac safety revenues and overall profitability from year to year. Our failure to show growth may also prevent us from meeting the expectations of securities analysts and investors, which would likely cause the market price of our common stock to decline.

The FDA may recommend a different approach to measure drug effects on the QT interval of an ECG which could make our systems and processes obsolete and adversely affect revenue and profitability.

The FDA has provided guidance reinforcing the need for routine cardiac safety testing as well as Thorough QTc testing for all compounds entering the blood stream. This testing is accomplished by measuring the QT/QTc interval prolongation on an ECG. eRT functions as an ECG core lab and has developed its EXPeRT® system and processes to receive the ECGs and obtain and report these measurements. It is possible that, in the future, the FDA may recommend different approaches to measuring drug effects on the QT interval which may diminish the need for an ECG core lab. This would considerably reduce the value of our existing systems and processes and would substantially decrease our revenues and profitability.

We have several large clients from whom we derive substantial revenue and therefore the loss of even a few of our clients could significantly reduce our revenues and profitability.

We have one client that represented approximately 16% of our total revenues for 2006. While no other client represented more than 10% of our 2006 revenues, our next five largest clients in the aggregate represented approximately 25% of our total revenues for 2006. The Digital ECG Franchise Agreement in place for our largest client expired in 2006 and has not been renewed. The Digital ECG Franchise program was designed to address the capacity demands for eRT’s ECG services through partnerships with sponsors that desired dedicated resources within eRT to address specific levels of cardiac safety monitoring transactions. We have decided to discontinue the offering of the Digital ECG Franchise program as we feel we can offer our clients a better value proposition in other ways in the current operating environment. The expiration of the Digital ECG Franchise Agreement for this client means that we have reverted to contract pricing on a per trial basis consistent with our typical master service agreements. If we lose all or a material amount of our revenues from this client or other significant clients and do not replace them with revenues from new clients, our revenues will decrease and they may not be sufficient to cover our costs. We currently derive and expect to continue to derive a significant portion of our revenues and profitability from a limited number of clients.

Consolidation among our clients could cause us to lose clients, decrease the market for our products and result in a reduction of our revenues and profitability.

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

New companies or organizations that result from such consolidation may decide that our products and services are no longer needed because of their own internal processes or the use of alternative systems. As these industries consolidate, competition to provide products and services to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. Also, if consolidation of larger clients occurs, the combined organization may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on the combined organization’s revenues to achieve expected future growth.

Our failure to expand our business or manage growth successfully could disrupt our business operations, increase our costs and delay implementation of our business strategies.

Difficulties in managing our expected future growth could disrupt our business operations, increase our costs and delay achievement of our business goals, making it more difficult for us to maintain profitability. Our growth strategy depends on our ability to expand and improve our field sales, marketing and services organization and our operations organization, both in the United States and throughout the world. In order to grow, we will need to hire additional personnel. There are a limited number of experienced personnel with an adequate knowledge of our industry, and competition for their services is intense. In addition, we may not be able to project the rate or timing of increases, if any, in the use of our products and services accurately or to expand and upgrade our systems and infrastructure to accommodate the increases. The expansion of our foreign operations also will require us to assimilate differences in foreign business practices, overcome language barriers and hire and retain qualified personnel abroad.

Our failure to establish and maintain strategic alliances may delay the development of our products and services, cause us to lose clients and prevent us from growing our business, any of which could also cause our stock price to decline.

We have relationships with providers of clinical pharmacology services, hardware and software systems, telecommunications, web-hosting and development services, systems integration and website content that support our sales and marketing efforts by satisfying other needs of our existing clients that our solutions do not address and by providing us access to their clients as potential sources of new business. We do not generally have long-term contracts with our strategic partners, so they may cease doing business with us on relatively short notice. We have also built strategic alliances with three of our customers in the form of Digital ECG Franchise agreements. Two of these agreements expired in 2006 and one expires in May 2007. We have not extended the agreements that expired in 2006 and do not expect to extend the agreement that expires in 2007. This would mean that we would revert to contract pricing on a per trial basis, consistent with our typical master service agreements, and potentially lose business from these clients that may affect our expected future growth.

We may not be successful in competing against others providing similar products and services, which could reduce our revenues, profitability and market share.

If our products and services do not achieve widespread acceptance by our clients, our revenues, profitability and market share will likely decline. Our competitors include other centralized cardiac safety laboratories, CROs, software vendors, and clinical trial data service companies. Our targeted clients may decide to choose other technology-based products and services generated internally by them or from another source. Many of our competitors have substantially greater financial and other resources, greater name recognition and more extensive client bases than we do. In addition, many competitors focus their efforts on providing software or services for discrete aspects of the clinical trial process and may compare favorably to us on those discrete aspects. Further, certain drug development organizations may decide not to outsource all or a significant portion of the cardiac safety activities associated with their clinical research programs, which could reduce our revenues, profitability and market share.

We may incur liability as a result of providing Cardiac Safety analysis and interpretation services.

We provide centralized analysis and interpretation of ECGs in connection with our clients’ clinical trials. It is possible that liability may be asserted against us and the physicians who interpret the ECGs for us for failing to accurately diagnose a medical problem indicated by the ECG or for failing to disclose a medical problem to the investigator responsible for the subject being tested. If we are found liable, we may be forced to pay fines and damages and to discontinue a portion of our operations. The contractual protections included in our client contracts and our insurance coverage may not be sufficient to protect us against such liability. If the protections are not adequate, our profitability would be negatively impacted and also our stock price would likely fall.

The cardiac safety equipment that we own and lease could become obsolete due to technological advances or we may not be able to provide the quantity of equipment needed to service our clients.

We own and lease equipment, which we provide to our clients to perform cardiac safety procedures. This equipment may become obsolete due to advances in technology and the introduction of newer equipment models prior to the time that we have fully depreciated the asset or fulfilled our lease obligations. This could result in us recording additional expense to write-off the book value or the remaining lease value of the equipment. We are also dependent on a limited number of suppliers to provide the equipment necessary to service our clients. We may lose clinical clients if adequate equipment is not available, resulting in reduced revenues and profitability.

Capacity constraint or system failures could result in the loss of or liability to clients, which could reduce our revenues, increase our expenses and reduce profitability.

In the past, we have been able to staff for increasing workload demands in an expeditious manner. However, there may not be a sufficient and suitable group of potential employees available if rapid growth occurs in a short period of time. If we are unable to hire suitable employees to adequately meet market demand for our services, it could affect our ability to bid on this business or to meet existing contractual turnaround times.

If our clients experience any significant level of problems with our technology, we may become liable to those clients, we may be unable to persuade our clients to change from a manual, paper-based process and we may lose clients. The success of our products and services depends on the ability to protect against:

•	software or hardware malfunctions that interrupt operation of our applications or cause loss of data integrity;

•	power loss or telecommunications failures;

•	overloaded systems;

•	human error; and

•	natural disasters.

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

Our software products are complex and may contain undetected software errors, which could lead to an increase in our costs or a reduction in our revenues and profitability.

The occurrence of hardware and software errors, whether caused by our solutions or another vendor’s products, could:

•	cause sales of our solutions to decrease and our revenues and profitability to decline;

•	cause us to incur significant warranty and repair costs;

•	divert the attention of our technical personnel away from product development efforts; and

•	cause significant client relations problems.

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

The marketplace for our software products is increasingly driven by demands for ease of use and effective performance for end-users of the system. We depend on continued focus on product improvements in this area in order to remain competitive.

Our failure to continuously offer competitive products and services could cause us to lose clients and prevent us from successfully marketing our solutions to prospective clients. As a result, our revenues and profitability would likely decline. Because our business relies on technology, we are susceptible to:

•	rapid technological change;

•	changing client needs;

•	frequent new product introductions; and

•	evolving industry standards.

As the Internet, computer and software industries continue to experience rapid technological change, we must quickly modify our solutions to adapt to such changes. We must develop and introduce new or enhanced products and services that continually meet changing market demands and that keep pace with evolving industry standards. We have experienced development delays in the past and may experience similar or more significant delays in the future. In addition, competitors may develop products superior to our solutions, which could make our products obsolete.

If clinical trial sponsors and CROs do not shift from their existing paper-based methods of collecting and managing clinical trial data at investigator sites to an electronic system with centralization, we may not achieve the market penetration necessary to grow the business at expected levels.

If participants conducting clinical trials are unwilling to adopt our technology solutions and new ways of conducting business, our revenues may not be sufficient to achieve our expected growth rate. Our efforts to establish a standardized, electronic process to collect, manage and analyze clinical trial and cardiac safety data are a significant departure from the traditional clinical research process. We estimate that the majority of clinical trials today use manual, paper-based data entry, management and analysis tools. Each clinical trial can involve a multitude of participants, including the sponsor, a CRO, regional site managers, investigators and patients. With so many participants involved in a clinical trial, it may be difficult to convince a sponsor or CRO to accept new methods of conducting a clinical trial. We may not be successful in persuading these participants to change the manner in which they have traditionally operated and to use our products and services.

If general economic conditions worsen, potential clients may be unwilling to make large capital software purchases or commitments, which could affect our ability to maintain and/or increase license revenues and overall profitability.

We have seen some resistance by potential clients in making the necessary large capital expenditure to license our software through our traditional perpetual license offering. Despite our efforts to market an annual or otherwise recurring term license, our failure to continue selling perpetual software licenses in the near term may affect our ability to achieve growth in license revenues and overall profitability from year to year. If we fail to show growth in license revenues and overall profitability, we may not meet the expectations of securities analysts and investors, which would likely cause the market price of our common stock to decline. In addition, if we are not successful in selling recurring term licenses, we will not generate the volume of recurring revenues in the future that we are expecting.

We depend on certain key executives. If we lose the services of any of these executives, our operations could be disrupted, we could incur additional expenses and our ability to expand our operations could be impeded, particularly if we are not able to recruit a suitable replacement in a timely manner.

The loss of the services of one or more of our key executives could negatively affect our ability to achieve our business goals. During 2006, both our former President and Chief Executive Officer and our former Executive Vice President and Chief Financial Officer retired and their successors were hired. In addition, our former Executive Vice President and Chief Marketing Officer resigned, and the position was filled through promotion of existing employees. Our future performance will depend significantly on the continued service and performance of all of our executives, particularly Dr. Joel Morganroth, our Chairman of the Board of Directors and Chief Scientific Officer, and Dr. Michael McKelvey, our President and Chief Executive Officer. We also depend on our key technical, client support, sales and other managerial employees. We believe that it would be costly and time consuming to find suitable replacements for our key employees.

If we are unable to protect our proprietary technology or maintain our technological advantages, we may lose our intellectual property rights and become less competitive.

If we fail to protect our intellectual property from infringement, other companies may use our intellectual property to offer competitive products at lower prices. If we fail to compete effectively against these companies, we could lose clients and experience a decline in sales of our solutions. To protect our intellectual property rights, we rely on a combination of copyright and trade secret laws and restrictions on disclosure. In addition, in 2004 we were issued a U.S. Patent on over 50 claims directed to various features of our EXPeRT® workflow enabled data handling technology. We also have filed continuation-in-part applications in the United States Patent and Trademark Office pursuing alternative claim coverage and pursuing claim coverage specific to enhancements in our EXPeRT® workflow enabled handling technology that is imbedded in EXPeRT® 2. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products and technology. In addition, our U.S. Patent could be successfully challenged as invalid. Monitoring unauthorized use of our solutions is difficult and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop using the challenged intellectual property or selling our products or services that incorporate it;

•	obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which could be costly or unavailable; and

•	redesign those products or services that are based on or incorporate the challenged intellectual property, which could be costly and time consuming or could adversely affect the functionality and market acceptance of our products.

If we must take any of the foregoing actions, we may be unable to sell our solutions, which would substantially reduce our revenues and profitability.

Third parties have made claims for damages against the Company and may continue to do so, which could result in an unfavorable settlement or judgment against us.

Litigation, regardless of the merits of the claim or outcome, consumes a great deal of our time and money and often diverts management time and attention away from our core business. In addition, litigation against us could result in economic harm which could reduce our cash reserves and cause the market price of our common stock to decline.

Our international operations expose us to additional risks.

A key element of our business strategy is to expand our international operations. We face a number of risks and expenses that are inherent in operating in foreign countries and, accordingly, our international operations may not achieve profitability consistently each year. The risks to us from our international operations include:

•	government regulations;

•	trade restrictions;

•	burdensome foreign taxes;

•	exchange rate controls and currency exchange rate fluctuations;

•	political and economic instability;

•	varying technology standards; and

•	difficulties in staffing and managing foreign operations.

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

In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting, or if these internal controls are not effective, our business and financial results may suffer.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our brand and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could also be a material adverse effect on our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located at 30 South 17th Street, Philadelphia, Pennsylvania, where we lease approximately 39,000 square feet. Our lease expires in August 2008. Upon expiration of this lease, we expect to be able to obtain an adequate facility due to the availability of commercial space in the area. We also lease approximately 31,000 square feet of office space in Bridgewater, New Jersey, which expires in January 2011. Additionally, we lease approximately 18,000 square feet of office space in Peterborough, United Kingdom, which expires in June 2013.

ITEM 3.	LEGAL PROCEEDINGS

In December 2003, the Company was named as a defendant in an action brought in Common Pleas Court for Philadelphia County, Commonwealth of Pennsylvania (Colburn et al. vs. eResearchTechnology, Inc. (No. 002521 Dec. Term 2003)). The amended complaint was based on a warrant that entitled the plaintiffs’ alleged predecessor-in-interest to purchase $1.0 million of common stock in our former wholly-owned subsidiary (the “Former Subsidiary”) only if the Former Subsidiary completed an initial public offering of its common stock. The amended complaint alleged breach of contract, unjust enrichment and promissory estoppel. The plaintiffs also sought declaratory relief entitling them to exercise a warrant for 574,713 shares of the Company’s common stock at an exercise price of $1.74 per share. In January 2006, the court granted the Company’s motion for summary judgment and entered judgment in the Company’s favor and against the plaintiffs on all counts of the amended complaint. A notice of appeal was filed by the plaintiffs in February 2006 and, in December 2006, the Pennsylvania Superior Court affirmed the lower court’s decision.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of the security holders through the solicitation of proxies or otherwise during the fourth quarter of the year covered by this Form 10-K.

SPECIAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. Our executive officers are as follows:

Name	Age	Position

Michael J. McKelvey	54	President, Chief Executive Officer and Director
Joel Morganroth, MD	61	Chairman of the Board of Directors and Chief Scientific Officer
Richard A. Baron	51	Executive Vice President, Chief Financial Officer and Secretary
Thomas P. Devine	54	Executive Vice President and Chief Development Officer
Amy Furlong	34	Executive Vice President, Cardiac Safety
Jeffrey S. Litwin, MD	49	Executive Vice President and Chief Medical Officer
John M. Blakeley	39	Senior Vice President, International Operations and Sales
Robert S. Brown	51	Senior Vice President, Strategic Marketing, Planning & Partnerships
George Tiger	47	Senior Vice President, Americas Sales

Dr. McKelvey has served as our President and Chief Executive Officer since June 2006 and has served on our Board of Directors since July 2006. Prior to joining us, Dr. McKelvey was employed for five years by PAREXEL International, one of the largest biopharmaceutical outsourcing organizations in the world, where he served as Corporate Senior Vice President, Clinical Research Services.

Dr. Morganroth has served as the Chairman of our Board of Directors since 1999 and a member of our Board of Directors since 1997. He has served as our Chief Scientific Officer since April 2006. Prior to that, he served as our Chief Scientist from March 2001 to December 2005 and our Chief Executive Officer from 1993 to March 2001. In addition, Dr. Morganroth has consulted for us since 1977. Dr. Morganroth is a globally recognized cardiologist and clinical researcher. Dr. Morganroth served for over ten years as a Medical Review Officer/Expert for the U.S. Food and Drug Administration.

Mr. Baron has been our Executive Vice President and Chief Financial Officer since May 2006 and our Secretary since March 2007. Prior to joining us, Mr. Baron served as Vice President Finance and Chief Financial Officer for Animas Corporation, a manufacturer and distributor of insulin infusion pumps, since 2000. Mr. Baron is a certified public accountant.

Mr. Devine has been our Executive Vice President and Chief Development Officer since December 2005. Previously, he served as our Senior Vice President and Chief Development Officer from April 2003 until December 2005. From August 2002 to April 2003, Mr. Devine was our Vice President of Research and Development. Prior to joining us, Mr. Devine was Chief Technology Officer for ecHUB, Inc., an electronic commerce company, from January 2000 to July 2002.

Ms. Furlong has been our Executive Vice President, Cardiac Safety since December 2005. She served as our Senior Vice President, Regulatory Compliance from January 2004 until December 2005. From February 2001 to January 2004, Ms. Furlong served as our Vice President, Regulatory Compliance.

Dr. Litwin is a cardiologist and has been our Executive Vice President and Chief Medical Officer since December 2005. He served as our Senior Vice President and Chief Medical Officer from July 2000 until December 2005.

Mr. Blakeley has been our Senior Vice President, International Operations and Sales since September 2006. He served as our Group Vice President, International Business Development from January 2005 to August 2006 and as our Director of Business Development from May 2002 to December 2004. Prior to joining eRT, Mr. Blakeley was Managing Director of MediServe Medical UK Limited, a medical devices specialist.

Mr. Brown has been our Senior Vice President, Strategic Marketing, Planning & Partnerships since September 2006. Prior to this, Mr. Brown served as our Senior Vice President, Outsourcing Partnerships from July 2002 to August 2006. From January 2000 to June 2002, Mr. Brown was our Senior Vice President, Cardiac Safety. Mr. Brown has been employed with us for over 24 years.

Mr. Tiger has been our Senior Vice President, Americas Sales since October 2006. He served as our Senior Vice President, International Sales and Operations from October 2005 to September 2006, Senior Vice President, International Operations from July 2004 to October 2005, Vice President, International Business Development from August 2002 to July 2004 and as Director of Business Development from January 2001 to August 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ERES.” Below is the range of high and low sales prices for the common stock for the following quarters as quoted on the Nasdaq Global Select Market or its predecessor, the Nasdaq National Market.

Calendar Period	High	Low

2005
First Quarter	$16.80	$10.01
Second Quarter	13.92	10.11
Third Quarter	16.25	12.86
Fourth Quarter	16.23	12.76
2006
First Quarter	$18.54	$13.59
Second Quarter	14.99	8.11
Third Quarter	9.46	6.83
Fourth Quarter	8.67	5.88

We have never declared or paid any cash dividend on our common stock. We do not anticipate paying any cash dividends in the foreseeable future because we intend to retain our current cash and future earnings for the development and expansion of our business and for the repurchase of common stock under our stock buy-back program.

As of February 27, 2007, there were 50 record holders of our common stock.

Stockholder Return Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock against the cumulative total return on the Nasdaq Composite Index and the Nasdaq Health Services Index for the period commencing December 31, 2001 and ending December 31, 2006. The graph assumes that at the beginning of the period indicated, $100 was invested in the Company’s common stock and the stock of the companies comprising the Nasdaq Composite Index and the Nasdaq Health Services Index, and that all dividends, if any, were reinvested.

This stockholder return performance graph shall not be deemed filed with the Securities and Exchange Commission as part of this Form 10-K or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates the performance graph by reference therein.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

Consolidated Statements of Operations Data (in thousands, except per share data)

	Year Ended December 31,
	2002	2003	2004	2005	2006

Net revenues:
Licenses	$2,119	$5,738	$9,803	$6,063	$3,017
Services	31,344	46,791	76,340	59,712	55,309
Site support	8,063	14,313	23,250	21,072	28,042

Total net revenues	41,526	66,842	109,393	86,847	86,368

Costs of revenues:
Cost of licenses	896	658	664	436	286
Cost of services	12,816	17,473	24,124	24,337	25,431
Cost of site support	4,301	6,610	11,486	13,965	18,821

Total costs of revenues	18,013	24,741	36,274	38,738	44,538

Gross margin	23,513	42,101	73,119	48,109	41,830

Operating expenses:
Selling and marketing	6,719	7,763	9,391	9,122	11,051
General and administrative	5,695	6,804	10,276	11,458	14,668
Research and development	4,256	4,564	4,090	4,093	4,146

Total operating expenses	16,670	19,131	23,757	24,673	29,865

Operating income	6,843	22,970	49,362	23,436	11,965
Other income, net	868	310	863	936	1,250
Gain on sale of domestic CRO operation	35	—	—	—	—

Income before income taxes	7,746	23,280	50,225	24,372	13,215
Income tax provision	1,596	8,817	20,501	9,007	4,905

Net income	$6,150	$14,463	$29,724	$15,365	$8,310

Basic net income per share	$0.13	$0.29	$0.58	$0.31	$0.17
Diluted net income per share	$0.12	$0.27	$0.54	$0.29	$0.16

Consolidated Balance Sheet Data (in thousands)

	December 31,
	2002	2003	2004	2005	2006

Cash, cash equivalents and short-term investments	$26,750	$51,922	$64,964	$52,001	$56,913
Working capital	24,693	45,777	53,492	45,795	61,320
Total assets	53,392	91,978	116,895	104,766	115,064
Treasury stock	(3,229)	(3,390)	(31,555)	(56,387)	(62,190)
Total stockholders’ equity	40,580	69,259	86,854	79,973	93,622

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were founded in 1977 to provide Cardiac Safety services to evaluate the safety of new drugs. We provide technology and services that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic services (Cardiac Safety services or EXPeRT® ECG services) and a leading provider of technology and services that streamline the clinical trials process by enabling our clients to evolve from traditional, paper-based methods to electronic processing using our eClinical products and services.

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. We offer Cardiac Safety services, which are utilized by clinical trial sponsors and clinical research organizations (CROs) during the conduct of clinical trials and measure the interval between the start of the “Q” wave and the end of the “T” wave in the heart’s electrical cycle, adjusted for heart rate. Thorough QTc studies are comprehensive studies that typically are of large volume and of short duration, with ECGs performed over a two-to six-month period. The Digital ECG Franchise program was designed to address the capacity demands for eRT’s ECG services through partnerships with sponsors that desired dedicated resources within eRT to address specific levels of cardiac safety monitoring transactions. We have decided to discontinue the offering of the Digital ECG Franchise program as we feel we can offer our clients a better value proposition in other ways in the current operating environment. We also offer site support, which includes the rental and sale of cardiac safety equipment along with related supplies and freight. Additionally, we offer the licensing and, at the client’s option, hosting of our proprietary eClinical software products and the provision of maintenance and consulting services in support of our proprietary eClinical software products.

Our license revenues consist of license fees for perpetual license sales and monthly and annual term license sales. Our services revenues consist of Cardiac Safety services, technology consulting and training services and software maintenance services. Our site support revenue consists of cardiac safety equipment rentals and sales along with related supplies and freight.

We enter into contracts to sell our products and services and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract value should be allocated among the deliverable elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements.

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

We conduct our operations through offices in the United States (U.S.) and the United Kingdom (UK). Our international net revenues represented approximately 18%, 20% and 21% of total net revenues for the years ended December 31, 2004, 2005 and 2006, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology, and revenues are generally attributed to the geographic segment where the work is performed. The international net revenues as a percentage of total net revenues reflect the application of the change in transfer pricing methodology, which we implemented in the third quarter of 2005, as if the changes were in effect as of January 1, 2004.

Results of Operations

Executive Overview

2006 was a year of considerable change for our Company. We hired a new Chief Financial Officer in April to replace the retiring prior Chief Financial Officer. In June, we hired a new Chief Executive Officer and President to replace the prior Chief Executive Officer and President, who had announced his retirement in February of 2006.

The year was also characterized by ongoing changes in our external environment. The impact of regulatory guidance approved in 2005, relating to rigorous cardiac safety testing in healthy volunteers (Thorough QTc studies), worked its way through the drug development process of many of our clients during the year. Technology and process changes impacted pricing in our marketplace and placed strains on our margins. New competitors entered the industry, putting further pressure on prices and services. The change in the mix of our products, which had started in 2005, continued the shift in the cardiac safety process from a manual form (higher selling price) of processing to a semi-automated process (lower selling price).

During the year, the Company responded to these changes. To address changes in the regulatory environment, we increased our focus on our clients’ key decision makers by adopting a more senior-level consultative sales approach with our clients to respond to the regulatory changes. We enhanced our technological platforms to meet the new marketplace demands by completing our new patented cardiac safety workflow processing system — EXPeRT® 2. This system will allow us to more efficiently process ECGs and to adapt to evolving needs of our clients. We proactively restructured our organization to align with the changing pricing and process environment so that we could address the shift to the lower-priced semi-automated method of analysis and the increased competitive environment. On February 21, 2007, we announced that the effect of this and the related efficiency improvements in Cardiac Safety operations and general and administrative cost structure during 2007 will be minimal, as severance and other transitional costs will largely offset efficiency savings. The overall effect on earnings per diluted share should be approximately $0.05 for the full year in 2008.

Our Company’s sales for 2006 were $86.4 million as compared to sales of $86.8 million for 2005. This flat, year-to-year result was due to the increased competition in the market place as well as the shift in our product sales to the lower cost semi-automated process. The shift in business to a lower priced product also impacted our gross margins, which resulted in a gross margin of $41.8 million as compared to $48.1 million for the year ended December 31, 2006 and 2005, respectively. Our 2006 operating income was reduced by stock option compensation expense recognized as a result of the implementation of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which occurred at the outset of the year, transition costs relating to changes in executive management and costs associated with the settlement of a contract dispute of $2.8 million, $2.1 million and $0.6 million, respectively. These items contributed to a reduction of diluted net income per share to $0.16 for the year ended December 31, 2006 from $0.29 for the year ended December 31, 2005.

The following table presents certain financial data as a percentage of total net revenues:

	Year Ended December 31,
	2004	2005	2006

Net revenues:
Licenses	9.0%	7.0%	3.5%
Services	69.8	68.8	64.0
Site support	21.2	24.2	32.5

Total net revenues	100.0	100.0	100.0

Costs of revenues:
Cost of licenses	0.6	0.5	0.3
Cost of services	22.1	28.0	29.5
Cost of site support	10.5	16.1	21.8

Total costs of revenues	33.2	44.6	51.6

Gross margin	66.8	55.4	48.4

Operating expenses:
Selling and marketing	8.6	10.5	12.7
General and administrative	9.4	13.2	17.0
Research and development	3.7	4.7	4.8

Total operating expenses	21.7	28.4	34.5

Operating income	45.1	27.0	13.9
Other income, net	0.8	1.1	1.4

Income before income taxes	45.9	28.1	15.3
Income tax provision	18.7	10.4	5.7

Net income	27.2%	17.7%	9.6%

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

The following table presents statements of operations data with product line detail (dollars in thousands):

	Year Ended December 31,
	2005	2006	Increase (Decrease)

Licenses:
Net revenues	$6,063	$3,017	$(3,046)	(50.2%)
Costs of revenues	436	286	(150)	(34.4%)

Gross margin	$5,627	$2,731	$(2,896)	(51.5%)

Services:
Cardiac Safety
Net revenues	$52,533	$48,139	$(4,394)	(8.4%)
Costs of revenues	21,420	22,478	1,058	4.9%

Gross margin	$31,113	$25,661	$(5,452)	(17.5%)

Technology consulting and training
Net revenues	$2,429	$3,184	$755	31.1%
Costs of revenues	1,874	1,939	65	3.5%

Gross margin	$555	$1,245	$690	124.3%

Software maintenance
Net revenues	$4,750	$3,986	$(764)	(16.1%)
Costs of revenues	1,043	1,014	(29)	(2.8%)

Gross margin	$3,707	$2,972	$(735)	(19.8%)

Total services
Net revenues	$59,712	$55,309	$(4,403)	(7.4%)
Costs of revenues	24,337	25,431	1,094	4.5%

Gross margin	$35,375	$29,878	$(5,497)	(15.5%)

Site support:
Net revenues	$21,072	$28,042	$6,970	33.1%
Costs of revenues	13,965	18,821	4,856	34.8%

Gross margin	$7,107	$9,221	$2,114	29.7%

Total
Net revenues	$86,847	$86,368	$(479)	(0.6%)
Costs of revenues	38,738	44,538	5,800	15.0%

Gross margin	48,109	41,830	(6,279)	(13.1%)

Operating expenses:
Selling and marketing	9,122	11,051	1,929	21.1%
General and administrative	11,458	14,668	3,210	28.0%
Research and development	4,093	4,146	53	1.3%

Total operating expenses	24,673	29,865	5,192	21.0%

Operating income	23,436	11,965	(11,471)	(48.9%)
Other income, net	936	1,250	314	33.5%

Income before income taxes	24,372	13,215	(11,157)	(45.8%)
Income tax provision	9,007	4,905	(4,102)	(45.5%)

Net income	$15,365	$8,310	$(7,055)	(45.9%)

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Year Ended December 31,		Increase
	2005	2006	(Decrease)

Cost of licenses	7.2%	9.5%	2.3%
Cost of services:
Cardiac Safety	40.8%	46.7%	5.9%
Technology consulting and training	77.2%	60.9%	(16.3%)
Software maintenance	22.0%	25.4%	3.4%
Total cost of services	40.8%	46.0%	5.2%
Cost of site support	66.3%	67.1%	0.8%
Total costs of revenues	44.6%	51.6%	7.0%
Operating expenses:
Selling and marketing	10.5%	12.7%	2.2%
General and administrative	13.2%	17.0%	3.8%
Research and development	4.7%	4.8%	0.1%

License revenues decreased primarily due to a decline in the number of licenses sold, which resulted in a decrease in revenue of $2.4 million, conversions of subscription licenses to perpetual licenses in 2005 and terminations of subscription licenses in 2006.

The decrease in Cardiac Safety service revenues was primarily due to a decrease in average revenue per transaction that was largely due to the impact of increased activity in semi-automated processing, which generally includes lower fees per transaction than other studies, as well as competitive pricing pressure. These decreases were partially offset by the recognition of $1.2 million of deferred revenues that remained upon the termination of a Digital ECG Franchise agreement at the end of August 2006.

The increase in technology consulting and training revenues was primarily related to $0.4 million of professional services performed in connection with 2006 license sales as well as a $0.3 million increase in consulting revenue from eClinical clients related to protocol set-up work. Many of the license sales in 2005 required limited consulting services due to the nature of the licenses sold.

Software maintenance revenues decreased due to the cancellation of maintenance agreements and the settlement of a contract dispute which resulted in our providing software maintenance to one customer at no charge for a four-year period beginning August 30, 2005, which resulted in a decrease in software maintenance revenue of $0.2 million in 2006 as compared to 2005. These declines were partially offset by maintenance on several new software licenses sold during 2005 and 2006.

Site support revenue increased primarily due to a $5.1 million increase in the sale of cardiac safety equipment in 2006 as compared to 2005. Our clients use cardiac safety equipment to perform cardiac safety procedures. The increase was also due to a $1.7 million increase in the rental of cardiac safety equipment in 2006 as compared to 2005, as well as an increase in freight revenue due to additional shipments.

The decrease in cost of licenses was primarily due to a reduction in third party ASP hosting fees and software license and maintenance costs. The increase in cost of licenses as a percentage of license revenues was due to the decrease in perpetual license revenues which have very little incremental cost of sales, such that revenue reductions lead to minimal cost savings.

The increase in the cost of Cardiac Safety services, both in absolute terms and as a percentage of Cardiac Safety revenues, was primarily due to unanticipated charges for services previously provided of $0.6 million, $0.6 million of stock option compensation expense in 2006 related to the adoption of SFAS No. 123R, increased labor costs of $0.6 million including payroll taxes related to option exercises and increased facilities costs of $0.2 million due to a rent increase associated with a lease extension. Additional increases occurred for utilities, costs associated with an offsite computer hosting facility and increased software license and maintenance costs. These increases were partially offset by the initial costs of $0.3 million associated with a move to a new facility in the UK in 2005, a decrease of $0.6 million in bonuses as no bonus expense was recognized in 2006 while bonus expense was recognized under a six-month bonus plan in the second half of 2005, lower depreciation expense of $0.4 million related to a one-time adjustment in 2005 for leasehold improvements and certain components of our data and communications management services software product (EXPeRT®), which became fully depreciated in the third quarter of 2006. The increase in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was also due to the fact that some of the costs do not necessarily change in direct relation with changes in revenue.

The increase in the cost of technology consulting and training services was primarily due to higher third-party consulting costs required to accommodate the increased workload associated with the increase in revenue. This increase was partially offset by a decrease in bonuses as no bonus expense was recognized in 2006 while bonus expense was recognized under a six-month bonus plan in the second half of 2005. The decrease in the cost of technology consulting and training services as a percentage of technology consulting and training service revenues was due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

The increase in the cost of site support, both in absolute terms and as a percentage of site support revenues, was due primarily to an increase in the cost of sales of equipment of $2.7 million and $0.9 million of depreciation costs associated with cardiac safety rental equipment as well as increased freight costs of $0.7 million.

The increase in selling and marketing expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to $0.8 million of stock option compensation expense recognized in 2006 related to the adoption of SFAS No. 123R, increases in compensation expense of $0.7 million predominately related to salaries of new personnel and $0.3 million of higher bonus expense due to better bookings compared to targets. The increase was also due to increased software licenses and maintenance costs and higher tradeshow costs.

The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $3.9 million of costs associated with the settlement of a contract dispute, stock option compensation expense and costs associated with management changes. Excluding these costs, cost increases of $0.8 million for compensation and other costs were more than offset by decreases due to a reduction in the cost of consultants related to internal control work required by the Sarbanes-Oxley Act, legal fees and certain non-income taxes.

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments, net of impairment charges in 2005 and 2006 related to a cost basis investment, interest expense related to capital lease obligations and foreign exchange losses. Other income, net increased primarily due to a reduction in foreign exchange losses and increased interest income due to higher interest rates in 2006.

Our effective tax rate was 37.0% and 37.1% for the year ended December 31, 2005 and 2006, respectively. The primary cause of the increase in the effective tax rate was stock option compensation expense in 2006, which is not fully deductible for tax purposes. Partially offsetting this increase to the effective tax rate was an increase in tax-free interest income in 2006. Additionally, the effective tax rate for the year ended December 31, 2005 included a net income tax benefit of approximately $0.3 million related to the recovery of prior year state taxes due to a change in our transfer pricing methodology.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

The following table presents statements of operations data with product line detail (dollars in thousands):

	Year Ended December 31,
	2004	2005	Increase (Decrease)

Licenses:
Net revenues	$9,803	$6,063	$(3,740)	(38.2%)
Costs of revenues	664	436	(228)	(34.3%)

Gross margin	$9,139	$5,627	$(3,512)	(38.4%)

Services:
Cardiac Safety
Net revenues	$68,270	$52,533	$(15,737)	(23.1%)
Costs of revenues	20,316	21,420	1,104	5.4%

Gross margin	$47,954	$31,113	$(16,841)	(35.1%)

Technology consulting and training
Net revenues	$3,628	$2,429	$(1,199)	(33.0%)
Costs of revenues	2,692	1,874	(818)	(30.4%)

Gross margin	$936	$555	$(381)	(40.7%)

Software maintenance
Net revenues	$4,442	$4,750	$308	6.9%
Costs of revenues	1,116	1,043	(73)	(6.5%)

Gross margin	$3,326	$3,707	$381	11.5%

Total services
Net revenues	$76,340	$59,712	$(16,628)	(21.8%)
Costs of revenues	24,124	24,337	213	0.9%

Gross margin	$52,216	$35,375	$(16,841)	(32.3%)

Site support:
Net revenues	$23,250	$21,072	$(2,178)	(9.4%)
Costs of revenues	11,486	13,965	2,479	21.6%

Gross margin	$11,764	$7,107	$(4,657)	(39.6%)

Total
Net revenues	$109,393	$86,847	$(22,546)	(20.6%)
Costs of revenues	36,274	38,738	2,464	6.8%

Gross margin	73,119	48,109	(25,010)	(34.2%)

Operating expenses:
Selling and marketing	9,391	9,122	(269)	(2.9%)
General and administrative	10,276	11,458	1,182	11.5%
Research and development	4,090	4,093	3	0.1%

Total operating expenses	23,757	24,673	916	3.9%

Operating income	49,362	23,436	(25,926)	(52.5%)
Other income, net	863	936	73	8.5%

Income before income taxes	50,225	24,372	(25,853)	(51.5%)
Income tax provision	20,501	9,007	(11,494)	(56.1%)

Net income	$29,724	$15,365	$(14,359)	(48.3%)

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Year Ended December 31,		Increase
	2004	2005	(Decrease)

Cost of licenses	6.8%	7.2%	0.4%
Cost of services:
Cardiac Safety	29.8%	40.8%	11.0%
Technology consulting and training	74.2%	77.2%	3.0%
Software maintenance	25.1%	22.0%	(3.1%)
Total cost of services	31.6%	40.8%	9.2%
Cost of site support	49.4%	66.3%	16.9%
Total costs of revenues	33.2%	44.6%	11.4%
Operating expenses:
Selling and marketing	8.6%	10.5%	1.9%
General and administrative	9.4%	13.2%	3.8%
Research and development	3.7%	4.7%	1.0%

License revenues decreased primarily due to a decline in the number of licenses sold and a decrease in the average license revenue for each license sold, which together resulted in a decrease in license revenue of $3.7 million. The decrease in the average license revenue was largely the result of a change in the mix of the type of licenses sold and the number of users for each license.

The decrease in Cardiac Safety service revenues was primarily due to a decrease in transactions performed and a decrease in average revenue per transaction. The decrease in sales volume in 2005 was partially attributable to a slowdown in contract signings in the second half of 2004 and the first half of 2005, delays in certain studies as well as a decrease in comprehensive Thorough QTc studies. Thorough QTc studies are typically of large volume and of short duration, with ECGs performed over a two-to six-month period. As a result, revenues resulting from Thorough QTc studies are more difficult to predict. We believe that regulatory uncertainty delayed new contract signings and extended the time for initiation of new studies. The decrease in average revenue per transaction was largely due to the impact of increased activity for Digital ECG Franchise accounts and semi-automated processing, which generally include lower fees per transaction than other studies, as well as competitive pricing adjustments.

Technology consulting and training revenues decreased primarily due to a reduction in consulting and configuration for eClinical software products. Many of the license sales in 2005 required limited consulting services due to the nature of the licenses sold.

Software maintenance revenues increased due to software licenses sold during and after 2004, which increased the number of total active licenses and their related maintenance fees.

Site support revenue decreased primarily due to a decrease of $0.9 million in the sale of cardiac safety equipment (2004 included an unusually large sale transaction) and a $1.0 million decrease in revenue from the rental of cardiac safety equipment, which our clients use to perform cardiac safety procedures. The decline in rental revenue was driven largely by a reduction in the average revenue per equipment unit due to competitive pricing in the cardiac safety services market.

The decrease in cost of licenses was primarily due to a royalty paid in 2004 to a third-party software developer related to the sale of one of the perpetual licenses as well as a decrease in ASP hosting fees.

The increase in the cost of Cardiac Safety services, both in absolute terms and as a percentage of Cardiac Safety revenues, was primarily due to an increase in labor of $0.8 million, depreciation of $0.6 million and increased facilities of $0.5 million and other costs associated with expanding capabilities to meet the past and expected future growth in Cardiac Safety service revenues. Partially offsetting these increases was a reduction in amortization expense related to internal use software costs of $0.7 million, a reduction in incentive bonuses of

$0.3 million due to higher targets set for the first half of 2005 that were not achieved and a reduction in recruitment expenses of $0.2 million. Additionally, the increase in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues was due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

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

The increase in the cost of site support, both in absolute terms and as a percentage of site support revenues, was due primarily to an increase of $1.8 million in depreciation expense and $0.6 million of rental costs associated with cardiac safety rental equipment and other costs associated with expanding capabilities to meet the past and expected growth in site support activities, including the addition of new dedicated site support facilities in both the U.S. and UK during the second half of 2004. The increase in the cost of site support as a percentage of site support revenues was also due to the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.

The decrease in selling and marketing expenses was primarily due to $1.0 million of lower commissions that resulted from a decrease in commissionable revenue and the conversion of certain business development directors from incentive compensation based upon commission to incentive compensation based upon bonus. In the second half of 2005, performance against bonus targets improved which resulted in an increase in bonus expense of $0.5 million, which partially offset the commission expense reduction. Additionally, labor cost increases of $0.2 million in 2005 partially offset the commission expense reduction. The increase in selling and marketing expenses as a percentage of total net revenues was due to maintaining other selling and marketing expenditures, including labor, despite the decrease in total net revenues.

The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to higher labor costs of $0.3 million due to new hires, a $0.2 million increase in charitable contributions in 2005, and increases in professional fees of $0.2 million. Additionally, the increase was due to higher board fees, depreciation, equipment, insurance and telephone expenses. These increases were partially offset by a $0.3 million reduction in incentive bonuses due to higher targets in the first half of 2005 that were not achieved as well as lower audit fees due to the high cost of the initial attestation work in 2004 on internal controls in accordance with the Sarbanes-Oxley Act. The increase in general and administrative expenses as a percentage of total net revenues was also due to the decrease in net revenues and the fact that general and administrative expenses do not necessarily increase or decrease in direct relation with changes in revenues.

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments as well as foreign exchange gains, net of interest expense related to capital lease obligations, foreign exchange losses and an impairment charge in 2005 related to a cost basis investment. Other income, net increased primarily due to a shift to higher yielding money market investments and a decrease in interest expense related to capital leases in 2005. These increases were partially offset by foreign exchange losses in 2005 as well as an impairment charge of $0.3 million in the first quarter of 2005.

Our effective tax rate was 40.8% and 37.0% for the years ended December 31, 2004 and 2005, respectively. The effective tax rate for the year ended December 31, 2005 included a net income tax benefit of approximately $0.3 million related to the recovery of prior year state taxes due to a change in our transfer pricing methodology.

Liquidity and Capital Resources

At December 31, 2006, we had $15.5 million of cash and cash equivalents and $42.3 million invested in short-term and long-term investments. We generally place our investments in municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates and maturities of less than one year, and A1P1 rated commercial bonds and paper.

For the year ended December 31, 2006, our operations provided cash of $16.3 million compared to $26.2 million during the year ended December 31, 2005. The change was primarily the result of a decrease of $7.1 million in net income partially offset by an increase of $2.7 million in the non-cash impact of the cost of sales of equipment. Additionally, operating assets and liabilities used $6.9 million more cash in 2006 as compared to 2005, primarily due to an increase in prepaid income taxes of $2.1 million and accounts receivable of $1.9 million and a decrease in accrued expenses of $2.6 million, partially offset by an increase in accounts payable of $1.0 million. Prepaid income taxes increased as a result of estimated payments made in excess of expected tax liabilities for the year ended December 31, 2006. The increase in accounts receivable was primarily the result of the expiration of a Digital ECG Franchise agreement and the resulting change in the timing of payments as compared to work performed. The decrease in accrued expenses was primarily the result of a decrease in bonuses due at the end of 2006 as compared to 2005 as well as a decrease in professional fees due at the end of 2006 as compared to 2005. The increase in accounts payable was primarily due to an accrual for unanticipated charges for services previously provided. There was also a $3.0 million increase to cash provided by operations in 2006 due to the inclusion of the non-cash impact of share-based compensation as compared to a $2.1 million increase in cash provided by operations in 2005 due to a change in the presentation of the tax benefits related to stock options from operating to financing activities as stipulated by SFAS No. 123R.

For the year ended December 31, 2006, our investing activities used cash of $21.0 million compared to $29.8 million during the year ended December 31, 2005. The change was primarily the result of net activity related to investments, which used $5.8 million of cash for the year ended December 31, 2006 compared to $13.6 million for the year ended December 31, 2005.

During the years ended December 31, 2006 and 2005, we purchased $15.2 million and $16.1 million, respectively, of property and equipment. Included in property and equipment is internal use software associated with the development of a data and communications management services software product (EXPeRT®) used in connection with our centralized core cardiac safety ECG services. We capitalize certain internal use software costs in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software for Internal Use.” The amortization is charged to the cost of Cardiac Safety services beginning at the time the software is ready for its intended use. The initial development costs of EXPeRT® were for the basic functionality required for this product. Additional development costs of EXPeRT® were incurred to develop new functionalities and enhancements. We started a new internal use software project to allow for semi-automated processing of ECGs in the second quarter of 2003 and further enhancements were begun in October 2004. We also began capitalizing costs associated with an upgrade to EXPeRT® (EXPeRT® 2) beginning in the fourth quarter of 2003. In April 2005, we began developing enhancements to EXPeRT® which were necessary while EXPeRT® 2 was being developed.

In mid-August of 2004, we revised our estimated timing for the completion of the EXPeRT® 2 development work to the end of the fourth quarter of 2005, as opposed to the first quarter of 2005 as we previously had estimated. As this upgrade has replaced many parts of the existing EXPeRT® product, we previously had accelerated the amortization of capitalized labor and consulting costs to fully amortize the associated costs of the existing EXPeRT® product by the end of the first quarter of 2005, which increased monthly amortization expense by $76,000 beginning in the fourth quarter of 2003. Beginning in mid-August of 2004, we revised the remaining amortization period for previously capitalized labor and consulting costs to fully amortize the associated costs of the existing EXPeRT® product by the end of the fourth quarter of 2005, which decreased monthly amortization expense by $76,000 beginning in mid-August 2004. At the beginning of April 2005, we extended the remaining life of the existing EXPeRT® product to co-exist with EXPeRT® 2 and extended the depreciation period through August 2006. This resulted in a decrease in monthly amortization expense of $32,000 beginning in April 2005. EXPeRT® 2 was placed into production in January 2007.

In the first quarter of 2006, we began development of a data warehouse that enables centralized capture of cardiac safety data and the ability to integrate with the Food and Drug Administration’s ECG data warehouse. The data warehouse was placed into production in January 2007.

The following table presents the internal use software costs and related amortization as of December 31, 2006 (in thousands):

			Related	Total
		Labor and	Direct Costs	Capitalized	Monthly	Accumulated
	Amortization Period	Consulting	of Materials	Costs	Amortization	Amortization

EXPeRT®
Initial costs	August 2002-July 2006	$2,618	$1,413	$4,031	$—	$4,031
Additional costs	April 2003-July 2006	1,003	50	1,053	—	1,053
Additional enhancements	October 2005-September 2007	463	—	463	20	288
Semi-automated ECG processing software
Initial costs	February 2004-January 2008	449	361	810	17	591
Enhancements	October 2004-September 2008	380	—	380	8	214
Additional enhancements	April 2005-March 2009	376	—	376	8	165
EXPeRT® 2	January 2007-December 2011	9,412	1,139	10,551	—	—
Data warehouse	January 2007-December 2011	722	—	722	—	—

Total		$15,423	$2,963	$18,386	$53	$6,342

For the year ended December 31, 2006, our financing activities provided cash of $1.3 million compared to using $23.6 million for the year ended December 31, 2005. The change was primarily the result of a decrease of $19.0 million in the repurchase of common stock under our stock buy-back program in the 2006 period as compared to the 2005 period. There was also a $2.4 million increase in proceeds from the exercise of stock options during the year ended December 31, 2006 compared to the year ended December 31, 2005. Additionally, the tax benefit related to stock options of $3.4 million was included in financing activities in 2006 in accordance with SFAS No. 123R. In prior years, the tax benefit related to stock options was included in operating activities.

We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million, through June 30, 2007, which we currently expect to renew upon expiration. To date, we have not borrowed any amounts under our line of credit. As of December 31, 2006, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million.

We have a commitment to purchase approximately $6.2 million of private label cardiac safety equipment from a manufacturer over the twelve-month period ending in July 2007. This cardiac safety equipment is expected to be purchased in the normal course of business and thus does not represent a significant commitment above our expected purchases of ECG equipment during that period. As of December 31, 2006, approximately $2.6 million of equipment was purchased under the commitment.

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

In the second quarter of 2005, the stock buy-back program that was originally announced in April 2004 and extended to 2.5 million shares in October 2004 was extended by an additional 10.0 million shares to a total of 12.5 million shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and short-term and long-term investments and could also require us to seek additional external financing. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. During the year ended December 31, 2006, we purchased 400,000 shares of our common stock at a cost of $5.8 million, all of which were purchased in the three months ended March 31, 2006.

The following table presents contractual obligations information as of December 31, 2006 (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Capital lease obligations	$41	$41	$—	$—	$—
Operating leases	12,085	5,150	4,348	1,982	605

Total	$12,126	$5,191	$4,348	$1,982	$605

Inflation

We believe the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

Recent Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retroactive application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have any impact on our consolidated financial statements.

In September 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which becomes effective in the first quarter of 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We do not expect the adoption of FIN 48 to have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective in the first quarter of 2008. We are currently evaluating the potential impact of this standard.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material. The adoption of SAB 108 did not have any impact on our financial condition or results of operations.

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

Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following are our critical accounting policies.

Revenue Recognition

We recognize revenues primarily from three sources: license fees, services and site support. Our license revenues consist of license fees for perpetual license sales and monthly and annual term license sales. Our services revenues consist of Cardiac Safety services, technology consulting and training services and software maintenance services. Our site support revenues consist of cardiac safety equipment rentals and sales along with related supplies and freight.

We recognize software revenues in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition’, With Respect to Certain Transactions.” Accordingly, we recognize up-front license fee revenues under the residual method when a formal agreement exists, delivery of the software and related documentation has occurred, collectability is probable and the license fee is fixed or determinable. We recognize monthly and annual term license fee revenues over the term of the arrangement. Hosting service fees are recognized evenly over the term of the service. Cardiac Safety services revenues consist of services that we provide on a fee for services basis and are recognized as the services are performed. Site support revenues are recognized at the time of sale or over the rental period. We recognize revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. We provide consulting and training services on a time and materials basis and recognize revenues as we perform the services.

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

Collectability is assessed based on a number of factors, including past transaction history with the client and the creditworthiness of the client. If it is determined that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash. Under a typical contract for Cardiac Safety services, clients pay us a portion of our fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination. Revenues are then recognized under Cardiac Safety service contracts as the services are performed.

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

Significant management judgment is required in determining our provision for income taxes, deferred taxes and any valuation allowance recorded against deferred tax assets. As of December 31, 2006, we had a valuation allowance of $2.4 million related to the uncertain realization of certain deferred tax assets. See Note 5 in the Notes to Consolidated Financial Statements for more information.

Depreciation and Amortization of Long-lived Assets

We compute depreciation on our property, plant and equipment on a straight-line basis over their estimated useful lives, which generally range from two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. System development costs are amortized on a straight-line basis over four or five years or, in the case of enhancements which have no stand-alone use, the remaining life of the initial project. Changes in the estimated useful lives of property, plant and equipment could have a material effect on our results of operations.

Stock-Based Compensation

We follow the fair value method of accounting for stock-based compensation. We estimate the fair value of options using the Black-Scholes option-pricing model with assumptions based primarily on historical data. The assumptions used in the Black-Scholes option-pricing model require estimates of the expected term the stock-based awards are held until exercised, the estimated volatility of our stock price over the expected term and the number of options that will be forfeited prior to the completion of their vesting requirements. Changes in our assumptions may impact the expenses related to our stock options.

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

Interest Rate Risk

We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents, short-term investments and long-term investments, but in order to ensure liquidity, we will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the year ended December 31, 2006 would have decreased by approximately $0.6 million. This estimate assumes that the decrease occurred on the first day of 2006 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents, short-term investments and long-term investments. See “Liquidity and Capital Resources” as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the year ended December 31, 2006 by less than $0.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is set forth on Pages F-1 through F-26.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s annual report on internal control over financial reporting

See Management’s Report on Internal Control Over Financial Reporting on page F-2.

Report of the independent registered public accounting firm

See Report of Independent Registered Public Accounting Firm on page F-3.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement (the “Proxy Statement”) to be filed with the SEC for our Annual Meeting of Stockholders to be held on April 26, 2007, under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Business Conduct,” and is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference to the information set forth in “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference to the information set forth in “Security Ownership of Certain Beneficial Owners and Management” and “Proposal to Approve and Adopt Amended and Restated 2003 Equity Incentive Plan” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated by reference to the information set forth in “Certain Relationships and Related Party Transactions” and “Election of Directors — Director Independence” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated by reference to the information set forth in “Ratification of Independent Registered Public Accountants” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1.	The consolidated financial statements of eResearchTechnology, Inc. (the “Company”) filed as a part of this Form 10-K are listed on the attached Index to Consolidated Financial Statements and Financial Statement Schedule at F-1.

2.	The financial statement schedule of the Company filed as a part of this Form 10-K is listed in the attached Index to Consolidated Financial Statements and Financial Statement Schedule at F-1.

3.	Exhibits.

3.1	Restated Certificate of Incorporation, as amended.(9)

3.2	Bylaws.(1)

3.3	Amendment to Bylaws.(2)

3.4	Certificate of Merger between the Company and eRT Operating Company.(6)

4.1	Form of Stock Certificate.(6)

10.1	Registration Rights Agreement dated August 27, 1999.(3)

10.3	2003 Stock Option Plan, as amended.(13)*

10.7	1996 Stock Option Plan, as amended.(6)*

10.9	2005 Bonus Plan.(10)*

10.10	2005 Amended Bonus Plan.(11)*

10.11	2006 Bonus Plan.(12)*

10.23	Sublease Agreement between the Company and Raytheon Engineers & Constructors, Inc.(2)

10.25	Amendment to the Sublease Agreement between the Company and 17th Ludlow Property, L.L.C.(7)

10.26	Amendment to the Sublease Agreement between the Company and 17th Ludlow Property, L.L.C.(8)

10.30	Promissory Note to Wachovia Bank, National Association.(14)

10.31	Loan Agreement with Wachovia Bank, National Association.(14)

10.40	Management Employment Agreement effective February 7, 2006 between Joseph Esposito and the Company.(12)*

10.41	Amendment to Management Employment Agreement effective August 16, 2004 between Dr. Joel Morganroth and the Company.(9)*

10.42	Amendment to Management Consulting Agreement effective January 1, 2005 between Dr. Joel Morganroth and the Company.(10)*

10.44	Management Employment Agreement effective August 20, 2004 between Dr. Jeffrey Litwin and the Company.(9)*

10.45	Management Employment Agreement effective August 20, 2004 between Vincent Renz and the Company.(9)*

10.46	Management Employment Agreement effective August 20, 2004 between Scott Grisanti and the Company.(9)*

10.47	Amendment to Management Consulting Agreement effective January 1, 2006 between Dr. Joel Morganroth and the Company.(12)*

10.48	Management Employment Agreement effective June 23, 2006 between Michael J. McKelvey and the Company.(13)*

10.49	Management Employment Agreement effective May 17, 2006 between Richard A. Baron and the Company.(13)*

10.50	Amendment to Management Employment Agreement effective June 12, 2006 between Richard A. Baron and the Company.(13)*

10.52	Lease Agreement dated August 18, 2000 between Advance/GLD 2 L.L.C. and the Company.(4)

10.54	Lease Agreement dated September 28, 2004 between Royal and Sun Alliance Insurance PLC and the Company’s subsidiary, eResearchTechnology Limited.(10)

10.56	Management Employment Agreement effective May 21, 2001 between Dr. Joel Morganroth and the Company.(5)*

10.57	Management Consulting Agreement effective May 21, 2001 between Dr. Joel Morganroth and the Company.(5)*

10.59	Attornment Agreement between 17th Ludlow Property, L.L.C. and the Company.(6)

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Registration Statement on Form S-1, File No. 333-17001, declared effective by the Securities and Exchange Commission on February 3, 1997.

(2)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 31, 1999.

(3)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 8-K on September 9, 1999.

(4)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 13, 2000.

(5)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 10, 2001.

(6)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 12, 2002.

(7)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 7, 2003.

(8)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 3, 2004.

(9)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 4, 2004.

(10)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 11, 2005.

(11)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 3, 2005.

(12)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 10, 2006.

(13)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 4, 2006.

(14)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 9, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of March, 2007.

eResearchTechnology, Inc.

By:	Michael J. McKelvey
Michael J. McKelvey
President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Michael J. McKelvey Michael J. McKelvey	President and Chief Executive Officer, Director (Principal executive officer)	March 9, 2007

Joel Morganroth, MD Joel Morganroth, MD	Chairman of the Board of Directors	March 9, 2007

Richard A. Baron Richard A. Baron	Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)	March 9, 2007

Sheldon M. Bonovitz Sheldon M. Bonovitz	Director	March 9, 2007

Gerald A. Faich, MD, MPH Gerald A. Faich, MD, MPH	Director	March 9, 2007

David D. Gathman David D. Gathman	Director	March 9, 2007

Elam M. Hitchner Elam M. Hitchner	Director	March 9, 2007

John H. Park John H. Park	Director	March 9, 2007

Stephen S. Phillips Stephen S. Phillips	Director	March 9, 2007

Stephen M. Scheppmann Stephen M. Scheppmann	Director	March 9, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that eResearchTechnology, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). eResearchTechnology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that eResearchTechnology, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, eResearchTechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eResearchTechnology, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 9, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
eResearchTechnology, Inc.:

We have audited the accompanying consolidated balance sheets of eResearchTechnology, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, “Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eResearchTechnology, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of eResearchTechnology, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 9, 2007

eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2005	2006

Assets
Current Assets:
Cash and cash equivalents	$18,432	$15,497
Short-term investments	33,569	41,416
Accounts receivable, net	15,178	17,866
Prepaid income taxes	27	2,819
Prepaid expenses and other	2,501	2,761
Deferred income taxes	841	912

Total current assets	70,548	81,271
Property and equipment, net	28,670	31,129
Goodwill	1,212	1,212
Long-term investments	3,008	928
Deferred income taxes	335	—
Other assets	993	524

Total assets	$104,766	$115,064

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,332	$4,360
Accrued expenses	5,155	3,445
Income taxes payable	1,041	781
Current portion of capital lease obligations	153	40
Deferred revenues	16,072	11,325

Total current liabilities	24,753	19,951
Capital lease obligations, excluding current portion	40	—
Deferred income taxes	—	1,491

Total liabilities	24,793	21,442

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 56,871,010 and 58,356,546 shares issued, respectively	569	584
Additional paid-in capital	73,290	83,493
Accumulated other comprehensive income	586	1,510
Retained earnings	61,915	70,225
Treasury stock, 7,847,119 and 8,247,119 shares at cost, respectively	(56,387)	(62,190)

Total stockholders’ equity	79,973	93,622

Total liabilities and stockholders’ equity	$104,766	$115,064

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2005	2006

Net revenues:
Licenses	$9,803	$6,063	$3,017
Services	76,340	59,712	55,309
Site support	23,250	21,072	28,042

Total net revenues	109,393	86,847	86,368

Costs of revenues:
Cost of licenses	664	436	286
Cost of services	24,124	24,337	25,431
Cost of site support	11,486	13,965	18,821

Total costs of revenues	36,274	38,738	44,538

Gross margin	73,119	48,109	41,830

Operating expenses:
Selling and marketing	9,391	9,122	11,051
General and administrative	10,276	11,458	14,668
Research and development	4,090	4,093	4,146

Total operating expenses	23,757	24,673	29,865

Operating income	49,362	23,436	11,965
Other income, net	863	936	1,250

Income before income taxes	50,225	24,372	13,215
Income tax provision	20,501	9,007	4,905

Net income	$29,724	$15,365	$8,310

Basic net income per share	$0.58	$0.31	$0.17

Diluted net income per share	$0.54	$0.29	$0.16

Shares used to calculate basic net income per share	51,375	50,114	49,474

Shares used to calculate diluted net income per share	55,133	52,905	51,485

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income	Earnings	Stock	Total

Balance, January 1, 2004	54,735,914	$547	$54,238	$1,038	$16,826	$(3,390)	$69,259
Comprehensive income
Net income	—	—	—	—	29,724	—	29,724
Currency translation adjustment, net of tax	—	—	—	563	—	—	563

Total comprehensive income							30,287
Purchase of treasury stock	—	—	—	—	—	(28,165)	(28,165)
Tax benefit from exercise of stock options	—	—	12,170	—	—	—	12,170
Share adjustment related to stock splits	1,363	—	—	—	—	—	—
Exercise of stock options	1,659,419	17	3,286	—	—	—	3,303

Balance, December 31, 2004	56,396,696	564	69,694	1,601	46,550	(31,555)	86,854
Comprehensive income
Net income	—	—	—	—	15,365	—	15,365
Currency translation adjustment, net of tax	—	—	—	(1,015)	—	—	(1,015)

Total comprehensive income							14,350
Purchase of treasury stock	—	—	—	—	—	(24,832)	(24,832)
Tax benefit from exercise of stock options	—	—	2,105	—	—	—	2,105
Exercise of stock options	474,314	5	1,491	—	—	—	1,496

Balance, December 31, 2005	56,871,010	569	73,290	586	61,915	(56,387)	79,973
Comprehensive income
Net income	—	—	—	—	8,310	—	8,310
Currency translation adjustment, net of tax	—	—	—	924	—	—	924

Total comprehensive income							9,234
Purchase of treasury stock	—	—	—	—	—	(5,803)	(5,803)
Share-based compensation	—	—	2,970	—	—	—	2,970
Tax benefit from exercise of stock options	—	—	3,397	—	—	—	3,397
Exercise of stock options	1,485,536	15	3,836	—	—	—	3,851

Balance, December 31, 2006	58,356,546	$584	$83,493	$1,510	$70,225	$(62,190)	$93,622

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2004	2005	2006

Operating activities:
Net income	$29,724	$15,365	$8,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,706	10,741	11,253
Cost of sales of equipment	1,152	1,018	3,722
Provision for uncollectible accounts	171	87	111
Non-cash share-based compensation	—	—	2,975
Stock option income tax benefit	12,173	2,107	—
Investment impairment charge	—	284	226
Changes in operating assets and liabilities:
Accounts receivable	(815)	(696)	(2,567)
Prepaid expenses and other	(1,541)	671	132
Accounts payable	(1,093)	(72)	950
Accrued expenses	(524)	806	(1,779)
Income taxes	3,856	(10)	(2,104)
Deferred revenues	7,812	(4,109)	(4,897)

Net cash provided by operating activities	59,621	26,192	16,332

Investing activities:
Purchases of property and equipment	(17,355)	(16,145)	(15,181)
Purchases of investments	(23,351)	(38,193)	(46,425)
Proceeds from sales of investments	13,967	24,558	40,658

Net cash used in investing activities	(26,739)	(29,780)	(20,948)

Financing activities:
Repayment of capital lease obligations	(720)	(233)	(153)
Proceeds from exercise of stock options	3,303	1,495	3,851
Stock option income tax benefit	—	—	3,400
Repurchase of common stock for treasury	(28,165)	(24,832)	(5,803)

Net cash (used in) provided by financing activities	(25,582)	(23,570)	1,295

Effect of exchange rate changes on cash	142	(216)	386

Net increase (decrease) in cash and cash equivalents	7,442	(27,374)	(2,935)
Cash and cash equivalents, beginning of period	38,364	45,806	18,432

Cash and cash equivalents, end of period	$45,806	$18,432	$15,497

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements

1.	Background and Summary of Significant Accounting Policies:

Background

eResearchTechnology, Inc. (eRT), a Delaware corporation, was founded in 1977 to provide Cardiac Safety services to evaluate the safety of new drugs. eRT and its consolidated subsidiaries collectively are referred to as the “Company” or “we.” We provide technology and services that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic services (Cardiac Safety services or EXPeRT® ECG services) and a leading provider of technology and services that streamline the clinical trials process by enabling our clients to evolve from traditional, paper-based methods to electronic processing using our eClinical products and services.

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. We offer Cardiac Safety services, which are utilized by pharmaceutical companies, biotechnology companies, medical device companies, clinical trial sponsors and clinical research organizations (CROs) during the conduct of clinical trials. The Cardiac Safety services are performed during all phases of a clinical trial cycle and measure the interval between the start of the “Q” wave and the end of the “T” wave in the heart’s electrical cycle, adjusted for heart rate. Thorough QTc studies are comprehensive studies that typically are of large volume and of short duration, with ECGs performed over a two- to six-month period. We also offer site support, which includes the rental and sale of cardiac safety equipment along with related supplies and freight. Additionally, we offer the licensing and, at the client’s option, hosting of our proprietary eClinical software products and the provision of maintenance and consulting services in support of our proprietary eClinical software products.

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

Revenues

Our license revenues consist of license fees for perpetual licenses and monthly and annual term licenses. Our services revenues consist of Cardiac Safety services, technology consulting and training services and software maintenance services. Our site support revenues consist of cardiac safety equipment rentals and sales along with related supplies and freight.

We recognize software revenues in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition’, With Respect to Certain Transactions.” Accordingly, we recognize up-front license fee revenues under the residual method when a formal agreement exists, delivery of the software and related documentation has occurred,

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

collectability is probable and the license fee is fixed or determinable. We recognize monthly and annual term license fee revenues over the term of the arrangement. Hosting service fees are recognized evenly over the term of the service. Cardiac Safety services revenues consist of services that we provide on a fee for services basis and are recognized as the services are performed. Site support revenues are recognized at the time of sale or over the rental period. We recognize revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. We provide consulting and training services on a time and materials basis and recognize revenues as we perform the services.

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

Cash and Cash Equivalents

We consider cash on deposit and in overnight investments and investments in money market funds with financial institutions to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds.

Short-term and Long-term Investments

At December 31, 2006, short-term investments consisted of municipal securities and bonds of government sponsored agencies with maturities of less than one year, and long-term investments consisted of municipal securities and bonds of government sponsored agencies with maturities of more than one year. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. We classified all of our short-term and long-term investments at December 31, 2006 as available-for-sale. At December 31, 2005 and 2006, unrealized gains and losses were immaterial. Realized gains and losses during 2004, 2005 and 2006 were immaterial. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Pursuant to SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. These costs are included in property and equipment. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. During the years ended December 31, 2004, 2005 and 2006, $3.4 million, $4.0 million and $4.6 million, respectively, of these costs have been capitalized. As of December 31, 2006, $11.3 million of capitalized costs have not yet been placed in service and are therefore

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

not being amortized. We accelerated the amortization of certain internal-use software costs due to an upgrade replacement that took place in January 2007. Amortization of capitalized software development costs was $2.0 million, $1.3 million and $1.1 million for the years ended December 31, 2004, 2005 and 2006, respectively, and was charged to cost of Cardiac Safety services. Gains or losses on the disposition of property and equipment are included in operations. Depreciation expense was $6.7 million, $9.4 million and $10.1 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Goodwill

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2004, 2005 or 2006.

When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.

Long-lived Assets

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during 2004, 2005 or 2006.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2004, 2005 and 2006 was $0.6 million, $0.8 million and $0.7 million, respectively.

Stock-Based Compensation

Accounting for Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. No compensation expense related to stock option plans was reflected in our Consolidated Statements of Operations as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123, “Accounting For Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, we elected to continue to apply the intrinsic-value-

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

based method of APB 25, described above, and adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure.”

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. The estimated fair value of these options, including the effect of estimated forfeitures, is recognized as expense on the straight-line basis over the options’ vesting periods. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006 is recognized under the accelerated attribution method in the Consolidated Statements of Operations over the remaining service period after such date based on the awards’ — original estimates of fair value. The aggregate share-based compensation expense recorded in the Consolidated Statement of Operations for the year ended December 31, 2006 under SFAS No. 123R was $2.8 million. For the year ended December 31, 2006, share-based compensation lowered pre-tax earnings by $2.8 million, lowered net income by $2.3 million and lowered basic and diluted earnings per share by $0.05. We capitalized $0.1 million of share-based compensation as system development costs in accordance with SFAS No. 123R. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. Results for prior periods have not been restated.

Fair Value Disclosures — Prior to SFAS No. 123R Adoption

Had we adopted SFAS No. 123 at the beginning of fiscal 2004, the impact on the financial results for the years ended December 31, 2004 and 2005 would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2005

Net income, as reported	$29,724	$15,365
Deduct:
Net stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(3,262)	(2,817)
Net stock-based employee compensation expense related to acceleration of certain unvested stock options, net of related tax effects	—	(876)

Pro forma net income	$26,462	$11,672

Earnings per share:
Basic — as reported	$0.58	$0.31
Basic — pro forma	$0.52	$0.23

Diluted — as reported	$0.54	$0.29
Diluted — pro forma	$0.48	$0.22

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

The fair value of the Company’s stock-based awards to employees during the years ended December 31, 2004 and 2005 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis.

	2004	2005

Risk-free interest rate	2.23%	3.55%
Expected dividend yield	0.00%	0.00%
Expected life	3 years	3.5 years
Expected volatility	66.14%	62.92%

The above assumptions were used to determine the weighted-average per share fair value of $9.94 and $7.16 for stock options granted during the years ended December 31, 2004 and 2005, respectively.

Valuation Assumptions for Options Granted during Fiscal 2006

The fair value of each stock option granted during the year ended December 31, 2006 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis.

Risk-free interest rate	4.82%
Expected dividend yield	0.00%
Expected life	3.5 years
Expected volatility	59.68%

The above assumptions were used to determine the weighted-average per share fair value of $6.15 for stock options granted during the year ended December 31, 2006.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Other Income, Net

Other income, net consists primarily of earnings on cash, cash equivalents, short-term investments and long-term investments as well as foreign exchange gains, net of interest expense related to capital lease obligations, foreign exchange losses and impairment charges related to a cost basis investment.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Supplemental Cash Flow Information

We paid $5.0 million, $7.1 million and $3.8 million for income taxes in the years ended December 31, 2004, 2005 and 2006, respectively.

During the year ended December 31, 2004, we acquired $0.4 million of property and equipment through the execution of capital leases. During the year ended December 31, 2006, we acquired $1.0 million of property and equipment which was financed through accounts payable at December 31, 2006.

Concentration of Credit Risk and Significant Clients

Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the pharmaceutical, biotechnology and medical device industries. For the years ended December 31, 2004, 2005 and 2006, one client accounted for 17.0%, 13.1% and 16.1% of net revenues, respectively. The loss of this client could have a material adverse effect on our operations. We maintain reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management’s expectations.

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

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Net		Per Share
Year Ended December 31,	Income	Shares	Amount

2004
Basic net income	$29,724	51,375	$0.58
Effect of dilutive shares	—	3,758	(0.04)

Diluted net income	$29,724	55,133	$0.54

2005
Basic net income	$15,365	50,114	$0.31
Effect of dilutive shares	—	2,791	(0.02)

Diluted net income	$15,365	52,905	$0.29

2006
Basic net income	$8,310	49,474	$0.17
Effect of dilutive shares	—	2,011	(0.01)

Diluted net income	$8,310	51,485	$0.16

In computing diluted net income per share, 714,000, 1,173,000 and 1,523,000 options to purchase shares of common stock were excluded from the computations for the years ended December 31, 2004, 2005 and 2006, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective periods.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the stockholders’ equity section of the balance sheet. Our comprehensive income includes net income and unrealized gains and losses from foreign currency translation.

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

In September 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which becomes effective in the first quarter of 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We do not expect the adoption of FIN 48 to have a material impact on our financial condition or results of operations.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective in the first quarter of 2008. We are currently evaluating the potential impact of this standard.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material. The adoption of SAB 108 did not have any impact on our financial condition or results of operations.

2.	Accounts Receivable

The components of accounts receivable were as follows (in thousands):

	December 31,
	2005	2006

Billed	$14,499	$17,710
Unbilled	1,145	709
Allowance for doubtful accounts	(466)	(553)

	$15,178	$17,866

3.	Property and Equipment

The components of property and equipment were as follows (in thousands):

	December 31,
	2005	2006

Computer and other equipment	$34,533	$39,922
Furniture and fixtures	2,807	3,121
Leasehold improvements	3,809	4,007
System development costs	13,688	18,386

	54,837	65,436
Less-Accumulated depreciation	(26,167)	(34,307)

	$28,670	$31,129

4.	Line of Credit

We have a line of credit with a bank, through June 30, 2007, that provides for borrowings up to $3.0 million at an interest rate equal to the one-month LIBOR plus 1.25%. The line of credit agreement includes certain covenants, the most restrictive of which limit future indebtedness and require compliance with a liabilities-to-tangible net worth ratio. As of December 31, 2006 and 2005, we were in compliance with these covenants. To date, we have not borrowed any amounts under our line of credit. As of December 31, 2006, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

5.	Income Taxes

The income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2004	2005	2006

Current provision:
Federal	$11,798	$5,934	$3,023
State and local	4,547	607	102
Foreign	830	1,060	835

	17,175	7,601	3,960

Deferred provision (benefit):
Federal	2,744	909	847
State and local	444	428	500
Foreign	138	69	(402)

	3,326	1,406	945

	$20,501	$9,007	$4,905

Foreign income before income taxes was $7.3 million, $3.0 million and $1.4 million for the years ended December 31, 2004, 2005 and 2006, respectively.

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements was as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006

Tax at federal statutory rate	$17,579	$8,530	$4,625
Increase in valuation allowance	354	122	47
State and local taxes, net of federal	3,244	672	391
Federal tax credits	(307)	(200)	(115)
Tax-free interest income	(37)	(77)	(425)
Share-based compensation expense	—	—	483
Other	(332)	(40)	(101)

	$20,501	$9,007	$4,905

Tax benefits of $12.2 million, $2.1 million and $3.4 million associated with the exercise of employee stock options were allocated to equity and recorded in additional paid-in capital in the years ended December 31, 2004, 2005 and 2006, respectively.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

The components of our net deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2005	2006

Goodwill amortization	$1,520	$1,197
Capitalized R&D expenses	2,115	1,799
Tax credit carryforwards	366	290
Net operating loss carryforwards	452	429
Investment impairment	2,384	2,431
Reserves and accruals	784	883
Share-based compensation expense	—	411

Gross deferred tax assets	7,621	7,440

Repatriation of UK earnings	(642)	(1,433)
Depreciation	(3,419)	(4,155)

Gross deferred tax liabilities	(4,061)	(5,588)

Deferred tax assets valuation allowance	(2,384)	(2,431)

Net deferred tax assets (liabilities)	$1,176	$(579)

In the third quarter of 2005, we changed our transfer pricing methodology for the majority of our revenue categories to the profit split methodology as a result of a shift to a more global approach to the management of operations. The new methodology was also used for purposes of preparing our 2004 tax returns which were filed in the third quarter of 2005. Beginning in 2004, we shifted to a more flexible global operation where work on a study is shared among offices. While we had a transfer pricing methodology in place in 2004, we undertook a study in 2005 to determine the best available transfer pricing methodology. The profit split methodology equalizes gross margins for each legal entity based upon its respective direct costs. While we believe that the profit split methodology is the best available methodology currently, we will continue to assess the available options. In addition, we determined that all license revenue should be recognized by our operations based in the United States. As a result of the change in the transfer pricing methodology, we recorded a net income tax benefit in the third quarter of 2005 of $0.3 million related to the recovery of prior year state taxes.

At December 31, 2006, we had net operating loss carryforwards for state tax purposes of approximately $6.6 million, which will begin to expire in 2018. At December 31, 2004, 2005 and 2006, we had a valuation allowance of $2.6 million, $2.4 million and $2.4 million, respectively, related to the capital loss on the investment impairment.

Based on our current and future estimates of pretax earnings, management believes the amount of gross deferred tax assets will more likely than not be realized through future taxable income, after consideration of the valuation allowance.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	2005	2006

Accrued compensation	$2,804	$1,425
Accrued outside services	620	750
Deferred rent	840	710
Other accrued liabilities	891	560

Total accrued expenses	$5,155	$3,445

7.	Employee Retirement Plan

We sponsor a 401(k) savings plan for all eligible employees of the Company. Generally, participants in this plan may contribute a portion of their compensation on either a before-tax basis, or on both a before-tax and after-tax basis. The plan also provides for mandatory and discretionary employer matching contributions at various rates. The cost of benefits under the savings plan totaled $0.3 million in 2004, $0.4 million in 2005 and $0.5 million in 2006.

8.	Related Party Transactions

Our Chairman, who is a stockholder, is a cardiologist who provided medical professional services to the Company as an independent contractor through his wholly-owned professional corporation during 2004, 2005 and 2006 (see Note 10). Fees incurred under this consulting arrangement approximated $0.4 million, $0.3 million and $0.3 million in the years ended December 31, 2004, 2005 and 2006, respectively. At December 31, 2005 and 2006, $0.2 million and $0.1 million, respectively, was owed to the professional corporation in connection with the consulting agreement. We amended our consulting agreement with the professional corporation effective in January 2005, January 2006 and January 2007 (see Note 10).

A director of the Company is a partner of the law firm of Duane Morris LLP, which performs legal services for the Company. Fees paid by the Company for such services were $0.4 million, $0.5 million and $0.4 million for the years ended December 31, 2004, 2005 and 2006, respectively.

9.	Stock Option Plans

In 1996, we adopted a stock option plan (the “1996 Plan”) that authorized the grant of both incentive and non-qualified options to acquire up to 3,375,000 shares of the Company’s common stock. Our Board of Directors determined the exercise price of the options under the 1996 Plan. The exercise price of incentive stock options was not below the fair value of the common stock on the grant date. Incentive stock options under the 1996 Plan expire ten years from the grant date and are exercisable in accordance with vesting provisions set by the Board, which generally are over three to five years. In May 1999, the stockholders approved an amendment to the 1996 Plan that increased the number of shares which could be acquired through option grants under the 1996 Plan by 4,050,000 to 7,425,000 and provided for an annual option grant of 5,000 shares to each outside director. In April 2001, the stockholders approved an amendment to the 1996 Plan that increased the number of shares which could be acquired through option grants under the 1996 Plan by 2,025,000 to 9,450,000. No additional options have been granted under this plan, as amended, since December 31, 2003 and no additional options may be granted thereunder in accordance with the terms of the 1996 Plan.

In May 2003, the stockholders approved a new stock option plan (the “2003 Plan”) that authorized the grant of both incentive and non-qualified options to acquire shares of our common stock and provided for an annual option grant of 10,000 shares to each outside director. The Compensation Committee of our Board of Directors determines the recipients of option grants, the exercise price and other terms of the options under the 2003 Plan. The exercise

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

price of incentive stock options may not be set below the fair value of the common stock on the grant date. Incentive stock options under the 2003 Plan expire ten years from the grant date, or at the end of such shorter period as may be designated by the Compensation Committee, and are exercisable in accordance with vesting provisions set by the Compensation Committee, which generally are over four years. In April 2006, the stockholders approved an amendment to the 2003 Plan that increased the number of shares which could be acquired through option grants under the 2003 Plan by 3,500,000. After giving effect to the May 2004 3-for-2 split of our common stock, in accordance with the terms of the 2003 Plan, there are a total of 7,318,625 shares reserved for issuance under the 2003 Plan, which includes 12,750 shares issued upon exercise of options prior to the May 2004 stock split. The Company normally issues new shares to satisfy option exercises under these plans.

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

On February 7, 2006, we entered into a new employment agreement with our former President and Chief Executive Officer in connection with the announcement of his retirement from his position as President and Chief Executive Officer and Director of the Company. His employment terminated on September 11, 2006 and any options not then exercisable became exercisable in full. As a result of this modification to his option terms, we revalued his options as of February 7, 2006 and amortized the resulting expense through September 11, 2006. This change resulted in additional pre-tax compensation expense of $0.3 million in the year ended December 31, 2006.

Information with respect to outstanding options under our plans is as follows:

		Weighted	Remaining
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
				(In thousands)

Outstanding as of January 1, 2006	5,347,020	$6.61
Granted	753,900	13.00
Exercised	(1,485,536)	2.59
Cancelled/forfeited	(228,351)	16.39

Outstanding as of December 31, 2006	4,387,033	8.56	5.5	$9,312

Options exercisable or expected to vest at December 31, 2006	4,202,746	8.40	5.4	$9,293

Options exercisable at December 31, 2006	3,158,454	7.19	5.2	$9,184

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the years ended December 31, 2004, 2005 and 2006 was $28.7 million, $5.1 million and $11.9 million, respectively.

As of December 31, 2006, there was $3.7 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Tax Effect Related to Share-Based Compensation Expense

SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the statement of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our Consolidated Statement of Operations in the year ended December 31, 2006 related to share-based compensation expense was approximately $0.5 million.

As of December 31, 2006, 3,158,454 options with a weighted average exercise price of $7.19 per share were exercisable under the 1996 Plan and the 2003 Plan and 4,170,401 options were available for future grants under the 2003 Plan.

10.	Commitments and Contingencies

Leases

We lease office space and certain equipment. While the majority of the leases are operating leases, certain Cardiac Safety equipment is leased under capital leases. Rent expense, net of sublease rentals, for all operating leases for the years ended December 31, 2004, 2005 and 2006 was $4.4 million, $5.0 million and $5.5 million, respectively.

We lease approximately 39,000 square feet of office space in Philadelphia, Pennsylvania, which expires in August 2008. We also lease approximately 31,000 square feet of office space in Bridgewater, New Jersey, which expires in January 2011. Additionally, we lease approximately 18,000 square feet of office space in Peterborough, United Kingdom, which expires in June 2013.

Future minimum lease payments as of December 31, 2006 are as follows (in thousands):

		Gross
	Capital	Operating	Sublease
	Leases	Leases	Income

2007	$41	$5,150	$—
2008	—	2,756	—
2009	—	1,592	—
2010	—	1,468	—
2011	—	514	—
2012 and thereafter	—	605	—

	41	$12,085	$—

Less imputed interest	(1)

Net present value of capital lease obligations	40
Less current installments	(40)

Long-term capital lease obligations, excluding current installments	$—

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

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

Agreements with the Company’s Management

In addition to an employment agreement with the Company’s Chairman, we entered into a consulting agreement with his wholly-owned professional corporation commencing May 21, 2001. Either party may terminate the agreement at any time, with or without cause. The consulting agreement relates to the Chairman’s capacity as a medical doctor and cardiologist and, among other things, requires him to advise the Company on matters related to the successful operation, marketing and business development of its Cardiac Safety services operations. The consulting agreement was amended effective January 1, 2004 to provide for compensation of $240,000 per year plus discretionary bonuses to be determined by the Compensation Committee of our Board of Directors (Compensation Committee). A discretionary bonus of $128,000 was awarded under the consulting agreement for the year ended December 31, 2004. The consulting agreement was further amended effective January 1, 2005 to provide for compensation of $264,000 per year plus discretionary bonuses to be determined by the Compensation Committee. A discretionary bonus of $55,500 was awarded under the consulting agreement for the year ended December 31, 2005. The consulting agreement was further amended effective January 1, 2006 to provide for compensation of $282,000 per year plus discretionary bonuses to be determined by the Compensation Committee. No bonuses were awarded under the consulting agreement for the year ended December 31, 2006. The consulting agreement was further amended effective January 1, 2007 to provide for compensation of $294,000 per year plus discretionary bonuses to be determined by the Compensation Committee. Additionally, we contracted with Dr. Morganroth to create a consulting product line for the Company. Dr. Morganroth will receive between 80% and 90% of the fees he generates as a result of this arrangement.

We entered into an employment agreement with Dr. McKelvey, our Chief Executive Officer, on June 19, 2006. Under the agreement, we may terminate Dr. McKelvey’s employment with or without cause (as defined therein) at any time. In the event that we terminate Dr. McKelvey’s employment other than for cause, death or disability, we are obligated to pay Dr. McKelvey, in lump sum, one year in salary and prorated bonus and to continue his benefits (as defined therein) for two years or until such time he receives benefits that are substantially comparable from another employer, whichever is sooner, subject to benefit plan restrictions; and, in the event of a change in control (as defined therein) of the Company, we are further obligated to accelerate the vesting of all of Dr. McKelvey’s stock options, not otherwise vested, to purchase our common stock. The agreement further provides that, upon such change of control, Dr. McKelvey shall be entitled to receive the benefits described in the foregoing sentence only if (i) he is terminated other than for cause, or (ii) he resigns his/her employment within 60 days after the change of control because neither the Company nor the other party to the change of control (the “Buyer”) offers him a position with comparable responsibilities, authority, location and compensation, provided, however, that upon a change in control, one-third of the options that Dr. McKelvey was granted on the date of this agreement shall automatically vest, to the extent not already vested, regardless of whether the foregoing conditions are satisfied. Pursuant to the agreement, Dr. McKelvey has agreed, for a period of no less than one year after termination of employment, to refrain from (i) working with a company that directly competes with us and (ii) interfering with our business by soliciting customers or employees.

We entered into an employment agreement with Mr. Baron, our Chief Financial Officer, on May 2, 2006. Under the agreement, we may terminate Mr. Baron’s employment with or without cause (as defined therein) at any time. In the event that we terminate Mr. Baron’s employment other than for cause, death or disability, we are

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

obligated to pay Mr. Baron, in lump sum, one year in salary and prorated bonus and to continue his benefits (as defined therein) for one year, subject to benefit plan restrictions; and, in the event of a change in control (as defined therein) of the Company, we are further obligated to accelerate the vesting of all of Mr. Baron’s stock options, not otherwise vested, to purchase our common stock. The agreement further provides that, upon such change of control, Mr. Baron shall be entitled to receive the benefits described in the foregoing sentence only if (i) he is terminated other than for cause, (ii) he resigns his/her employment within 60 days after the change of control because neither the Company nor the Buyer offers him a position with comparable responsibilities, authority, location and compensation or (iii) he is employed by the Company or the Buyer, or a division or subsidiary thereof, for one year after the date of the change in control. In addition, Mr. Baron shall be entitled to his base salary paid in equal installments per our payroll policy, if his responsibilities, location or reporting relationships are significantly mitigated and diminished and Mr. Baron leaves his employment with our Company. Mr. Baron is entitled to the payments described in the foregoing sentence for one year or until such time he secures full time employment, whichever is sooner. Pursuant to the agreement, Mr. Baron has agreed, for a period of no less than one year after termination of employment, to refrain from (i) working with a company that directly competes with us and (ii) interfering with our business by soliciting customers or employees.

We entered into employment agreements with each of our other executive officers. Under these agreements, we may terminate their employment with or without cause (as defined therein) at any time. In the event that we terminate an officer’s employment other than for cause, death or disability, we are obligated to pay the officer, in lump sum, six months in salary and prorated bonus and to continue the officer’s benefits (as defined therein) for six months, subject to benefit plan restrictions; and, in the event of a change in control (as defined therein) of the Company, we are further obligated to accelerate the vesting of all of the officer’s stock options, not otherwise vested, to purchase our common stock. The agreement further provides that, upon such change of control, the officer shall be entitled to receive the benefits described in the foregoing sentence only if (i) the officer is terminated other than for cause, (ii) the officer resigns his/her employment within 60 days after the change of control because neither the Company nor the Buyer offers the officer a position with comparable responsibilities, authority, location and compensation or (iii) the officer is employed by the Company or the Buyer, or a division or subsidiary thereof, for one year after the date of the change in control. Pursuant to the agreement, each officer has agreed, for a period of no less than one year after termination of employment, to refrain from (i) working with a company that directly competes with us and (ii) interfering with our business by soliciting customers or employees.

During 2006, we made payments to our former Chief Executive Officer, Joseph Esposito, in the amount of $1,296,000 and recorded a payable to our former Chief Financial Officer, Bruce Johnson, in the amount of $200,000, in accordance with the terms of their employment agreements with the Company. In addition, we will continue to provide Mr. Esposito with benefits until September 2008. We are not obligated to make any additional payments under these employment agreements. Pursuant to these agreements, Mr. Esposito and Mr. Johnson agreed, for a period of no less than one year after termination of employment, to refrain from (i) working with a company that directly competes with us; and (ii) interfering with our business by soliciting customers or employees.

Contingencies

We are involved in legal proceedings from time to time in the ordinary course of our business. We believe that none of these legal proceedings will have a material adverse effect on our financial condition or results of our operations.

Potential Liability and Insurance

We attempt to manage our risk of liability for personal injury or death to study subjects from administration of products under study through contractual indemnification provisions with clients and through insurance maintained by our clients and us. Contractual indemnification generally does not protect us against certain of our own actions, such as negligence. The terms and scope of such indemnification vary from client to client and from trial to trial. Although most of our clients are large, well-capitalized companies, the financial viability of these indemnification

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

provisions cannot be assured. Therefore, we bear the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations to us. We maintain errors and omissions liability insurance in the amount of $10.0 million per claim and professional liability insurance in the amount of $1.0 million per claim. Our operating results could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage maintained by us or the client or where the indemnifying party does not fulfill its indemnification obligations to us.

11.	Fair Value of Financial Instruments

Many of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and capital leases, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments. Short-term investments and long-term investments are carried at fair value.

12.	Operating Segments and Geographic Information

Since 2003, we have considered our business to consist of one segment as this represents management’s view of our operations. We operate on a worldwide basis with two locations in the United States and one location in the United Kingdom, which are categorized below as North America and Europe, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split methodology as discussed in Note 5, and revenues are generally attributed to the geographic segment where the work is performed. The 2004 and 2005 information presented in the tables below has been adjusted to reflect the impact of the changes in transfer pricing as if the changes were in effect as of January 1, 2004.

Geographic information is as follows (in thousands):

	Year Ended December 31, 2004
	North
	America	Europe	Total

License revenues	$9,803	$—	$9,803
Service revenues	61,104	15,236	76,340
Site support revenues	18,446	4,804	23,250

Net revenues from external customers	$89,353	$20,040	$109,393

Operating income	$42,080	$7,282	$49,362
Long-lived assets	$16,510	$8,694	$25,204
Identifiable assets	$102,032	$14,863	$116,895

	Year Ended December 31, 2005
	North
	America	Europe	Total

License revenues	$6,063	$—	$6,063
Service revenues	47,612	12,100	59,712
Site support revenues	15,790	5,282	21,072

Net revenues from external customers	$69,465	$17,382	$86,847

Operating income	$20,523	$2,913	$23,436
Long-lived assets	$19,225	$9,445	$28,670
Identifiable assets	$90,531	$14,235	$104,766

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2006
	North
	America	Europe	Total

License revenues	$3,017	$—	$3,017
Service revenues	44,377	10,932	55,309
Site support revenues	20,438	7,604	28,042

Net revenues from external customers	$67,832	$18,536	$86,368

Operating income	$10,497	$1,468	$11,965
Long-lived assets	$22,340	$8,789	$31,129
Identifiable assets	$97,716	$17,348	$115,064

13.	Quarterly Financial Data (Unaudited)

The quarterly data below includes all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation (in thousands, except per share data).

	March 31,		June 30,		September 30,		December 31,
	2005	2006	2005	2006	2005	2006	2005	2006

Net revenues:
Licenses	$1,663	$638	$1,746	$1,096	$1,009	$602	$1,645	$681
Services	15,902	14,725	11,245	12,822	15,037	14,493	17,528	13,269
Site support	5,349	6,036	4,586	8,900	4,880	7,131	6,257	5,975

Total net revenues	22,914	21,399	17,577	22,818	20,926	22,226	25,430	19,925

Costs of revenues:
Cost of licenses	133	76	104	77	82	75	117	58
Cost of services	6,490	6,156	5,576	6,300	6,108	6,674	6,163	6,301
Cost of site support	3,183	4,153	3,148	5,791	3,455	4,548	4,179	4,329

Total costs of revenues	9,806	10,385	8,828	12,168	9,645	11,297	10,459	10,688

Gross margin	13,108	11,014	8,749	10,650	11,281	10,929	14,971	9,237
Operating income	6,883	2,823	3,100	2,464	5,307	3,533	8,146	3,145
Net income	4,072	1,924	1,966	1,677	4,027	2,465	5,300	2,244
Basic net income per share	$0.08	$0.04	$0.04	$0.03	$0.08	$0.05	$0.11	$0.04
Diluted net income per share	$0.08	$0.04	$0.04	$0.03	$0.08	$0.05	$0.10	$0.04

Basic and diluted net income per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly net income per share may not agree with the calculated full year net income per share.

SCHEDULE II

eResearchTechnology, Inc. and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
(In thousands)

	Balance				Balance
	Beginning of	Charges to	Deductions		End
	Period	Expense	from Reserve		of Period

December 31, 2004	$367	$171	$126	(a)	$412
December 31, 2005	$412	$88	$34	(a)	$466
December 31, 2006	$466	$111	$24	(a)	$553

(a)	Write-off of individual accounts receivable.