Form 10-K/A
period 2006-12-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2007-03-12
CIK 1026650

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2007

Common Stock, $.01 par value per share	50,229,832 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A.

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Original Filing”) that was originally filed with the Securities and Exchange Commission on March 9, 2007 (the “Original Filing Date”) is being filed to amend the cover page thereto to correct the number of shares outstanding as of February 27, 2007. In addition, Item 15 of the Original Filing is amended and restated to reflect the exhibits that were filed with the Original Filing and to file new Exhibits 31.3 and 31.4.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1.	The consolidated financial statements of eResearchTechnology, Inc. (the “Company”) filed as a part of this Form 10-K are listed on the attached Index to Consolidated Financial Statements and Financial Statement Schedule at F-1.

2.	The financial statement schedule of the Company filed as a part of this Form 10-K is listed in the attached Index to Consolidated Financial Statements and Financial Statement Schedule at F-1.

3.	Exhibits.

3.1	Restated Certificate of Incorporation, as amended.(9)

3.2	Bylaws.(1)

3.3	Amendment to Bylaws.(2)

3.4	Certificate of Merger between the Company and eRT Operating Company.(6)

4.1	Form of Stock Certificate.(6)

10.1	Registration Rights Agreement dated August 27, 1999.(3)

10.3	2003 Stock Option Plan, as amended.(13)*

10.7	1996 Stock Option Plan, as amended.(6)*

10.9	2005 Bonus Plan.(10)*

10.10	2005 Amended Bonus Plan.(11)*

10.11	2006 Bonus Plan.(12)*

10.23	Sublease Agreement between the Company and Raytheon Engineers & Constructors, Inc.(2)

10.25	Amendment to the Sublease Agreement between the Company and 17th Ludlow Property, L.L.C.(7)

10.26	Amendment to the Sublease Agreement between the Company and 17th Ludlow Property, L.L.C.(8)

10.30	Promissory Note to Wachovia Bank, National Association.(14)

10.31	Loan Agreement with Wachovia Bank, National Association.(14)

10.40	Management Employment Agreement effective February 7, 2006 between Joseph Esposito and the Company.(12)*

10.41	Amendment to Management Employment Agreement effective August 16, 2004 between Dr. Joel Morganroth and the Company.(9)*

10.42	Amendment to Management Consulting Agreement effective January 1, 2005 between Dr. Joel Morganroth and the Company.(10)*

10.44	Management Employment Agreement effective August 20, 2004 between Dr. Jeffrey Litwin and the Company.(9)*

10.45	Management Employment Agreement effective August 20, 2004 between Vincent Renz and the Company.(9)*

10.46	Management Employment Agreement effective August 20, 2004 between Scott Grisanti and the Company.(9)*

10.47	Amendment to Management Consulting Agreement effective January 1, 2006 between Dr. Joel Morganroth and the Company.(12)*

10.48	Management Employment Agreement effective June 23, 2006 between Michael J. McKelvey and the Company.(13)*

10.49	Management Employment Agreement effective May 17, 2006 between Richard A. Baron and the Company.(13)*

10.50	Amendment to Management Employment Agreement effective June 12, 2006 between Richard A. Baron and the Company.(13)*

10.52	Lease Agreement dated August 18, 2000 between Advance/GLD 2 L.L.C. and the Company.(4)

10.54	Lease Agreement dated September 28, 2004 between Royal and Sun Alliance Insurance PLC and the Company’s subsidiary, eResearchTechnology Limited.(10)

10.56	Management Employment Agreement effective May 21, 2001 between Dr. Joel Morganroth and the Company.(5)*

10.57	Management Consulting Agreement effective May 21, 2001 between Dr. Joel Morganroth and the Company.(5)*

10.59	Attornment Agreement between 17th Ludlow Property, L.L.C. and the Company.(6)

21.1	Subsidiaries of the Registrant.(15)

23.1	Consent of KPMG LLP.(15)

31.1	Certification of Chief Executive Officer.(15)

31.2	Certification of Chief Financial Officer.(15)

31.3	Certification of Chief Executive Officer.

31.4	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Registration Statement on Form S-1, File No. 333-17001, declared effective by the Securities and Exchange Commission on February 3, 1997.

(2)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 31, 1999.

(3)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 8-K on September 9, 1999.

(4)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 13, 2000.

(5)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 10, 2001.

(6)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 12, 2002.

(7)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 7, 2003.

(8)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 3, 2004.

(9)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 4, 2004.

(10)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 11, 2005.

(11)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 3, 2005.

(12)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 10, 2006.

(13)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 4, 2006.

(14)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 9, 2006.

(15)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 9, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

eResearchTechnology, Inc.

Dated: March 12, 2007

By:	Michael J. McKelvey
Michael J. McKelvey
President and Chief Executive Officer

41