Form 10-Q
period 2007-03-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2007-05-04
CIK 1026650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2007.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
The number of shares of Common Stock, $.01 par value, outstanding as of April 27, 2007, was 50,405,956.

eResearchTechnology, Inc. and Subsidiaries

Part 1. Financial Information
Item 1. Financial Statements
eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2006	March 31, 2007
		(unaudited)

Assets
Current Assets:
Cash and cash equivalents	$15,497	$18,345
Short-term investments	41,416	43,203
Accounts receivable, net	17,866	16,217
Prepaid income taxes	2,819	1,499
Prepaid expenses and other	2,761	3,439
Deferred income taxes	912	912

Total current assets	81,271	83,615
Property and equipment, net	31,129	33,649
Goodwill	1,212	1,212
Long-term investments	928	932
Other assets	524	530

Total assets	$115,064	$119,938

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,360	$2,153
Accrued expenses	3,445	3,528
Income taxes payable	781	781
Current portion of capital lease obligations	40	2,831
Deferred revenues	11,325	10,931

Total current liabilities	19,951	20,224

Capital lease obligations, excluding current portion	—	778
Deferred income taxes	1,491	1,574

Total liabilities	21,442	22,576

Commitments and contingencies

Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 58,356,546 and 58,576,225 shares issued, respectively	584	586
Additional paid-in capital	83,493	84,962
Accumulated other comprehensive income	1,510	1,531
Retained earnings	70,225	72,473
Treasury stock, 8,247,119 shares at cost	(62,190)	(62,190)

Total stockholders’ equity	93,622	97,362

Total liabilities and stockholders’ equity	$115,064	$119,938

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2006	2007

Net revenues:
Licenses	$638	$782
Services	14,725	13,968
Site support	6,036	6,334

Total net revenues	21,399	21,084

Costs of revenues:
Cost of licenses	76	66
Cost of services	6,156	6,790
Cost of site support	4,153	4,195

Total costs of revenues	10,385	11,051

Gross margin	11,014	10,033

Operating expenses:
Selling and marketing	3,038	2,538
General and administrative	3,839	3,469
Research and development	1,314	925

Total operating expenses	8,191	6,932

Operating income	2,823	3,101
Other income, net	390	550

Income before income taxes	3,213	3,651
Income tax provision	1,289	1,403

Net income	$1,924	$2,248

Basic net income per share	$0.04	$0.04

Diluted net income per share	$0.04	$0.04

Shares used to calculate basic net income per share	49,102	50,198

Shares used to calculate diluted net income per share	51,685	51,431

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2007
Operating activities:
Net income	$1,924	$2,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,819	3,215
Cost of sales of equipment	420	383
Non-cash share-based compensation	730	483
Changes in operating assets and liabilities:
Accounts receivable	301	1,654
Prepaid expenses and other	(1,171)	(681)
Accounts payable	607	(2,209)
Accrued expenses	(1,030)	84
Income taxes	(2,070)	1,395
Deferred revenues	(2,135)	(398)

Net cash provided by operating activities	395	6,174

Investing activities:
Purchases of property and equipment	(4,923)	(2,490)
Purchases of investments	(7,436)	(26,633)
Proceeds from sales of investments	4,266	24,842

Net cash used in investing activities	(8,093)	(4,281)

Financing activities:
Repayment of capital lease obligations	(37)	(40)
Proceeds from exercise of stock options	1,099	879
Stock option income tax benefit	1,493	109
Repurchase of common stock for treasury	(5,803)	—

Net cash (used in) provided by financing activities	(3,248)	948

Effect of exchange rate changes on cash	32	7

Net (decrease) increase in cash and cash equivalents	(10,914)	2,848
Cash and cash equivalents, beginning of period	18,432	15,497

Cash and cash equivalents, end of period	$7,518	$18,345

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company”, “eRT” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission and in this Form 10-Q.
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
Property and Equipment
     Pursuant to Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs associated with internally developed or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. These costs are included in property and equipment. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project.
     Amortization of capitalized software development costs is charged to cost of revenues. Amortization of capitalized software development costs was $0.4 million and $0.7 million for the three months ended March 31, 2006 and 2007, respectively. For the three months ended March 31, 2006 and 2007, we capitalized $1.4 million and $0.6 million, respectively, of software development costs related to labor and consulting. As of March 31, 2007, $0.6 million of capitalized costs have not yet been placed in service and are therefore not being amortized.
     During the first quarter of 2007, we entered into an agreement to purchase all of our leased cardiac safety equipment at an established price at the end of each lease schedule’s term, rather than return the equipment at that time. As a result, in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases,” we re-evaluated the classification of the leases and determined that the classification should be converted from operating leases to capital leases. As a result, we recorded a non-cash addition to property, plant and equipment of $3.6 million and $3.6 million of capital lease obligations.
Long-lived Assets
     In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during either of the three-month periods ended March 31, 2006 or March 31, 2007.
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
Stock-Based Compensation
Accounting for Stock-Based Compensation
     On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006 is recognized in the Consolidated Statements of Operations over the remaining service period after such date based on the award’s original estimate of fair value. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three months ended March 31, 2006 and 2007 under SFAS No. 123R was $0.7 million and $0.5 million, respectively. For the three months ended March 31, 2006, this additional share-based compensation lowered pre-tax earnings by $0.7 million, lowered net income by $0.6 million and lowered basic and diluted earnings per share by $0.01. For the three months ended March 31, 2007, this additional share-based compensation lowered pre-tax earnings by $0.5 million, lowered net income by $0.4 million and lowered basic and diluted earnings per share by $0.01. SFAS No. 123R also amended SFAS No. 95, “Statement of Cash Flows,” to require that tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

Valuation Assumptions for Options Granted
     The fair value of each stock option granted during the three months ended March 31, 2006 and 2007 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis.

	2006	2007
Risk-free interest rate	4.66%	4.70%
Expected dividend yield	0.00%	0.00%
Expected life	3.5 years	3.5 years
Expected volatility	60.83%	56.19%
     The above assumptions were used to determine the weighted-average per share fair value of $7.04 and $3.34 for stock options granted during the first three months of 2006 and 2007, respectively.
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
     In May 2003, the stockholders approved a new stock option plan (the “2003 Plan”) that authorized the grant of both incentive and non-qualified options to acquire up shares of our common stock and provided for an annual option grant of 10,000 shares to each outside director. The Compensation Committee of our Board of Directors determines the recipients of option grants, the exercise price and other terms of the options under the 2003 Plan. The exercise price of incentive stock options may not be set below the fair value of the common stock on the grant date. Incentive stock options under the 2003 Plan expire ten years from the grant date, or at the end of such shorter period as may be designated by the Compensation Committee, and are exercisable in accordance with vesting provisions set by the Compensation Committee, which generally are over four years. In April 2006, the stockholders approved an amendment to the 2003 Plan that increased the number of shares which could be acquired through option grants under the 2003 Plan by 3,500,000. In accordance with the terms of the 2003 Plan, there are a total of 7,318,625 shares reserved for issuance under the 2003 Plan. The Company normally issues new shares to satisfy option exercises under these plans. On February 15, 2007, the Board of Directors of the Company, based on the recommendation of the Compensation Committee, adopted, subject to stockholder approval at the Annual Meeting, the Company’s Amended and Restated 2003 Equity Incentive Plan (the “2003 Equity Plan”). On April 26, 2007, the stockholders approved the adoption of the Plan. The 2003 Equity Plan amended the Company’s existing 2003 Plan in two material respects. First, it prohibits repricing of any stock options granted under the Plan unless the stockholders approve such repricing. Second, it permits awards of stock appreciation rights, restricted stock, long term performance awards and performance shares in addition to grants of stock options.
     On February 7, 2006, we entered into a new employment agreement with our former President and Chief Executive Officer in connection with the announcement of his retirement from his position as President and Chief Executive Officer and Director of the Company. His employment terminated on September 11, 2006 and any options not then exercisable became exercisable in full. As a result of this modification to his option terms, we revalued his options as of February 7, 2006 and amortized the resulting expense through September 11, 2006. This change resulted in additional pre-tax compensation expense of $0.1 million in the first three months of 2006.

     Information with respect to outstanding options under our plans is as follows:

		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term	(in thousands)
Outstanding as of January 1, 2007	4,387,033	$8.56
Granted	509,900	7.41
Exercised	(219,679)	4.00
Cancelled/forfeited	(210,251)	14.16

Outstanding as of March 31, 2007	4,467,003	8.39	5.1	$11,551

Options exercisable or expected to vest at March 31, 2007	4,259,560	8.32	5.0	$11,467

Options exercisable at March 31, 2007	3,084,049	7.71	4.6	$10,990

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended March 31, 2006 and 2007 was $5.4 million and $0.7 million, respectively.
     As of March 31, 2007, there was $4.6 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Tax Effect Related to Stock-based Compensation Expense
     SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the statement of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our Consolidated Statement of Operations in the three months ended March 31, 2007 related to stock-based compensation expense was approximately $0.1 million.
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
     The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Net		Per Share
Three Months Ended March 31,	Income	Shares	Amount
2006

Basic net income	$1,924	49,102	$0.04
Effect of dilutive shares	—	2,583	—

Diluted net income	$1,924	51,685	$0.04

2007

Basic net income	$2,248	50,198	$0.04
Effect of dilutive shares	—	1,233	—

Diluted net income	$2,248	51,431	$0.04

     In computing diluted net income per share, options to purchase 686,000 and 2,136,000 shares of common stock were excluded from the computations for the three months ended March 31, 2006 and 2007, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.
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

	Three Months Ended March 31,
	2006	2007

Net income	$1,924	$2,248

Other comprehensive income:
Currency translation adjustment	133	21

Comprehensive income, net of tax	$2,057	$2,269

Note 5. Recent Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective beginning with our first quarter 2008 fiscal period. We are currently evaluating the potential impact of this standard.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 was effective as of January 1, 2007. The adoption of SAB 108 did not have any impact on our financial condition or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have any impact on our financial condition or results of operations.

Note 6. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of FASB Statement No. 109 (SFAS 109), on January 1, 2007. We did not recognize any adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date, we had $0.8 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, we have $0.8 million of unrecognized tax benefits as a result of the implementation of FIN 48. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 7. Operating Segments / Geographic Information
     We consider our operations to consist of one segment as this represents management’s view of our operations. We operate on a worldwide basis with two locations in the United States and one location in the United Kingdom, which are categorized below as North America and Europe, respectively. The majority of our revenues are allocated based upon the profit split transfer pricing methodology.
     Geographic information is as follows (in thousands of dollars):

	Three Months Ended March 31, 2006
	North
	America	Europe	Total
License revenues	$638	$—	$638
Service revenues	12,203	2,522	14,725
Site support revenues	4,521	1,515	6,036

Net revenues from external customers	$17,362	$4,037	$21,399

Operating income	$2,541	$282	$2,823
Long-lived assets	$21,228	$9,233	$30,461
Identifiable assets	$87,389	$14,346	$101,735

	Three Months Ended March 31, 2007
	North
	America	Europe	Total
License revenues	$782	$—	$782
Service revenues	11,384	2,584	13,968
Site support revenues	4,254	2,080	6,334

Net revenues from external customers	$16,420	$4,664	$21,084

Operating income	$2,665	$436	$3,101
Long-lived assets	$25,243	$8,407	$33,650
Identifiable assets	$102,329	$17,610	$119,939

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
     The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements appearing elsewhere in this Form 10-Q. The following discussion includes a number of forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to future events and financial performance. We use words such as anticipate, believe, expect, intend and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to risks and uncertainties such as competitive factors, technology development, market demand and our ability to obtain new contracts and accurately estimate net revenues due to uncertain regulatory guidance, variability in size, scope and duration of projects and internal issues at the sponsoring client. These and other risk factors have been further discussed in our Form 10-K for the year ended December 31, 2006. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further information on potential factors that could affect our financial results can be found throughout this Form 10-Q and our other reports filed with the Securities and Exchange Commission.
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
     Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation and new drug, biologic and device application submissions. We offer Cardiac Safety services, which are utilized by clinical trial sponsors and clinical research organizations (CROs) during the conduct of clinical trials and measure the interval between the start of the “Q” wave and the end of the “T” wave in the heart’s electrical cycle, adjusted for heart rate. Thorough QTc studies are comprehensive studies that typically are of large volume and of short duration, with ECGs performed over a two- to six-month period. The Digital ECG Franchise program was designed to address the capacity demands for eRT’s ECG services through partnerships with sponsors that desired dedicated resources within eRT to address specific levels of cardiac safety monitoring transactions. In 2006, we decided to discontinue the offering of the Digital ECG Franchise program as we feel we can offer our clients a better value proposition in other ways in the current operating environment. We also offer site support which includes the rental and sale of cardiac safety equipment along with related supplies and freight. Additionally, we offer the licensing and, at the client’s option, hosting of our proprietary eClinical software products and the provision of maintenance and consulting services in support of our proprietary eClinical software products. We offer the following products and services on a global basis:
EXPeRT® Cardiac Safety. EXPeRT® Cardiac Safety services provide for workflow-enabled cardiac safety data collection, interpretation and distribution of electrocardiographic (ECG) data and images as well as for analysis and cardiologist interpretation of ECGs performed on research subjects in connection with our clients’ clinical trials. In addition, we establish rules for standardized, semi-automated and automated workflow management, allowing audit trail accounting and generating safety and operational metrics reports for sponsors and investigators. Also included in EXPeRT® Cardiac Safety services is FDA XML delivery, which provides for the delivery of ECGs in a format compliant with the United States Food and Drug Administration’s XML standard for digital ECGs.
eClinical™. The process of designing, implementing and managing a clinical trial requires a well defined process and set of supporting products to effectively handle the variety of tasks and information comprising a clinical trial. eRT provides a suite of products to address the capture, management and dissemination of clinical trial data. Our integrated suite is comprised of the following:
•	eResearch Community™ (eRC™) is an easy to use portal application that provides real-time information related to monitoring clinical trial activities, data quality and safety.

•	eData Entry™ (eDE™) technology provides a comprehensive electronic data capture (EDC) system comprised of technology and consulting services formulated to deliver rapid time to benefit for electronic trial initiatives.

•	eData Management™ (eDM™) is a clinical data management application for collecting, cleaning and managing clinical trial data.

•	eSafety Net™ (eSN™ ) is an adverse event management system enabling the generation of key regulatory reports, including CIOMS and Medwatch.

•	eStudy Conduct™ (eSC™) is a clinical trial management technology that can be used to set up clinical trials, establish standards, track study activities, plan resources, distribute supplies, manage the financial aspects of a trial and electronically view clinical trial data.
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
     We conduct our operations through offices in the United States (U.S.) and the United Kingdom (UK). Our international net revenues represented approximately 19% and 22% of total net revenues for the three months ended March 31, 2006 and 2007, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit the split transfer pricing methodology, and revenues are generally attributed to the geographic segment where the work is performed.

Results of Operations
Executive Overview
     Our revenues for the first quarter of 2007 were $21.1 million as compared to $21.4 million in revenue for the same period in 2006. We also reported net income for the first quarter of 2007 of $2.2 million, or $0.04 per diluted share as compared to net income of $1.9 million, or $0.04 per diluted share, in the first quarter of 2006. Our operating income for the first quarter of 2007 as a percentage of total net revenues was 14.7% as compared to 13.2% in the first quarter of 2006. The Company’s tax rate for the first quarter of 2007 was 38.4% compared to 40.1% in the first quarter of 2006. We ended the quarter with $62.5 million in cash, cash equivalents and investments, an increase of $4.7 million from $57.8 million at the end of the fourth quarter of 2006.
     On May 3, 2007, we announced that we had signed $29.7 million in contracts which included $6.0 million of Thorough QTc studies. At that time, we also reported a backlog of $101.5 million at the end of the first quarter of 2007 including the $29.7 million in contracts signed, an increase of $1.2 million from December 31, 2006. This represented a 20% annualized increase from the prior quarter. The annualized cancellation rate for the first quarter of 2007 was 15%. During the first quarter of 2007, we initiated the use of EXPeRT® 2, our new state-of-the-art cardiac safety system, and we initiated the eRT Consulting Practice which will concentrate on providing our clients with industry-leading cardiac safety consultative services. We are offering this service as both a stand-alone service as well integrated with our full suite of cardiac safety services.
     On February 21, 2007, we announced that we would be making efficiency improvements in our Cardiac Safety operations and general and administrative cost structure. The effect on the results for the year ending December 31, 2007 are expected to be minimal as severance and other transitional costs will largely offset efficiency savings. In the first quarter of 2007, general and administrative expenses included $0.7 million of severance and other transitional costs. The overall effect on diluted earnings per share is estimated to be an increase of approximately $0.05 for the year ending December 31, 2008.

     The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended March 31,
	2006	2007

Net revenues:
Licenses	3.0%	3.7%
Services	68.8%	66.3%
Site support	28.2%	30.0%

Total net revenues	100.0%	100.0%

Costs of revenues:
Cost of licenses	0.3%	0.3%
Cost of services	28.8%	32.2%
Cost of site support	19.4%	19.9%

Total costs of revenues	48.5%	52.4%

Gross margin	51.5%	47.6%

Operating expenses:
Selling and marketing	14.2%	12.0%
General and administrative	17.9%	16.5%
Research and development	6.2%	4.4%

Total operating expenses	38.3%	32.9%

Operating income	13.2%	14.7%
Other income, net	1.8%	2.6%

Income before income taxes	15.0%	17.3%
Income tax provision	6.0%	6.6%

Net income	9.0%	10.7%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.
     The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Three Months Ended March 31,
	2006	2007	Increase (Decrease)
Licenses:
Net revenues	$638	$782	$144	22.6%
Costs of revenues	76	66	(10)	(13.2%)

Gross margin	$562	$716	$154	27.4%

Services:
Cardiac Safety
Net revenues	$13,112	$12,432	$(680)	(5.2%)
Costs of revenues	5,425	6,164	739	13.6%

Gross margin	$7,687	$6,268	$(1,419)	(18.5%)

Technology consulting and training
Net revenues	$586	$660	$74	12.6%
Costs of revenues	476	410	(66)	(13.9%)

Gross margin	$110	$250	$140	127.3%

Software maintenance
Net revenues	$1,027	$876	$(151)	(14.7%)
Costs of revenues	255	216	(39)	(15.3%)

Gross margin	$772	$660	$(112)	(14.5%)

Total services
Net revenues	$14,725	$13,968	$(757)	(5.1%)
Costs of revenues	6,156	6,790	634	10.3%

Gross margin	$8,569	$7,178	$(1,391)	(16.2%)

Site support:
Net revenues	$6,036	$6,334	$298	4.9%
Costs of revenues	4,153	4,195	42	1.0%

Gross margin	$1,883	$2,139	$256	13.6%

Total
Net revenues	$21,399	$21,084	$(315)	(1.5%)
Costs of revenues	10,385	11,051	666	6.4%

Gross margin	11,014	10,033	(981)	(8.9%)

Operating expenses:
Selling and marketing	3,038	2,538	(500)	(16.5%)
General and administrative	3,839	3,469	(370)	(9.6%)
Research and development	1,314	925	(389)	(29.6%)

Total operating expenses	8,191	6,932	(1,259)	(15.4%)

Operating income	2,823	3,101	278	9.8%
Other income, net	390	550	160	41.0%

Income before income taxes	3,213	3,651	438	13.6%
Income tax provision	1,289	1,403	114	8.8%

Net income	$1,924	$2,248	$324	16.8%

     The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended March 31,		Increase
	2006	2007	(Decrease)
Cost of licenses	11.9%	8.4%	(3.5%)
Cost of services:
Cardiac Safety	41.4%	49.6%	8.2%
Technology consulting and training	81.2%	62.1%	(19.1%)
Software maintenance	24.8%	24.7%	(0.1%)
Total cost of services	41.8%	48.6%	6.8%
Cost of site support	68.8%	66.2%	(2.6%)
Total costs of revenues	48.5%	52.4%	3.9%

Operating expenses:
Selling and marketing	14.2%	12.0%	(2.2%)
General and administrative	17.9%	16.5%	(1.4%)
Research and development	6.2%	4.4%	(1.8%)
     License revenues increased due to the greater value of the license sold in 2007 as compared to the one sold in 2006.
     The decrease in Cardiac Safety service revenues was primarily due to a decrease in average revenues per transaction that was largely due to the impact of increased activity in semi-automated processing, which generally includes lower fees per transaction than other studies, as well as competitive pricing pressure. These decreases were partially offset by cardiac safety consulting services revenue of $0.2 million in 2007, which is a new revenue source to eRT beginning in 2007. Beginning in 2007, we have an arrangement with a company owned by our chairman, Dr. Morganroth, whereby for certain consulting services provided by us to customers identified and referred to us by Dr. Morganroth’s company, we will pay Dr. Morganroth’s company between 80% to 90% of such net billed amounts to these customers.
     The increase in technology consulting and training revenues was primarily related to $0.1 million of professional services performed in connection with a late 2006 license sale. The license sale in the first quarter of 2006 required limited consulting services due to the nature of the license sold.
     Software maintenance revenues decreased due to the cancellation and non-renewals of maintenance agreements or a reduction in the number of users. These declines were partially offset by maintenance on several software licenses sold during 2006 and 2007.
     Site support revenues increased primarily due to a $0.2 million increase in the rental of cardiac safety equipment in the first quarter of 2007 as compared to the first quarter of 2006, as well as an increase in freight revenue of $0.2 million due to additional shipments. Partially offsetting the increase was a $0.1 million decrease in the sale of cardiac safety equipment in the first quarter of 2007 as compared to the first quarter of 2006.
     The increase in the cost of Cardiac Safety services, both in absolute terms and as a percentage of Cardiac Safety revenues, was primarily due to a $0.3 million increase in depreciation expense related to the EXPeRT® 2 which was placed into production in January 2007, $0.1 million in consulting costs related to cardiac safety consulting revenue discussed above and $0.1 million in higher facilities-related and insurance costs. Additional increases occurred for labor, maintenance and bonus expenses. The increase in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues also reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
     The decrease in the cost of technology consulting and training services, both in absolute terms and as a percentage of technology consulting and training services revenues, was primarily due to a decrease in labor costs due to fewer employees in the first quarter of 2007 as compared to the first quarter of 2006. The decrease in the cost of technology consulting and training services as a percentage of technology consulting and training service revenues also reflects the fact that some of the costs do not necessarily increase or decrease in direct relation with changes in revenue.
     The decrease in selling and marketing expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to $0.2 million decrease in bonus expense as most of the selling staff in 2006 was on a bonus plan that required the achievement of certain quarterly sales targets in order to earn but were converted in 2007 to a commission plan where payments are based upon a percentage of revenue earned. Payments under the commission plan will increase as signings convert into revenue as work is performed for the contracts that were signed in the first quarter of 2007. There was also a $0.1 million decrease in labor costs due to fewer employees in the three months ended March 31, 2007. The decrease was also due to decreased stock option compensation expense, employee placement fees and marketing and advertising costs.
     The decrease in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $0.6 million of costs in the first quarter of 2006 associated with the settlement of a contract dispute for which there was no corresponding cost in the first quarter of 2007. Partially offsetting the decrease was $0.7 million related to severance-related costs for employees terminated in February 2007 as compared to $0.5 million of costs associated with management changes in the first quarter of 2006.
     The decrease in research and development expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to a $0.2 million decrease in expense for third-party consultants and a $0.1 million decrease in software license and maintenance expense.
     Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments, interest expense related to capital lease obligations and foreign exchange losses. Other income, net increased primarily due to higher interest income in the first quarter of 2007 due to higher average interest rates and cash balances.
     Our effective tax rate was 40.1% and 38.4% for the three months ended March 31, 2006 and 2007, respectively. The primary cause of the decrease in the effective tax rate was an increase in tax-free interest income in the first quarter of 2007 as compared to the first quarter of 2006.

Liquidity and Capital Resources
     At March 31, 2007, we had $18.3 million of cash and cash equivalents and $44.1 million invested in short-term and long-term investments. We generally place our investments in municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates and maturities of less than one year and A1P1 rated commercial bonds and paper.
     For the three months ended March 31, 2007, our operations provided cash of $6.2 million compared to $0.4 million during the three months ended March 31, 2006. The change was primarily the result of a $1.3 million decrease in prepaid income taxes in the first quarter of 2007 as compared to a $1.8 million increase in the first quarter of 2006 and reductions in accounts receivable that provided $1.7 million of cash in the first quarter of 2007 as compared to $0.3 million in the first quarter of 2006. Deferred revenues decreased $0.4 million in the first quarter of 2007 as compared to $2.1 million in the first quarter of 2006. Partially offsetting the items above was a $2.1 million net use of cash for accounts payable and accrued expenses in the first quarter of 2007 as compared to $0.4 million in the first quarter of 2006.
     For the three months ended March 31, 2007, our investing activities used cash of $4.3 million compared to $8.1 million during the three months ended March 31, 2006. The change was primarily the result of a $2.4 million decrease in cash used for purchases of property and equipment for the three months ended March 31, 2007 as compared to 2006. Additionally, the change was the result of net activity related to investments, which used $1.8 million of cash for the three months ended March 31, 2007, compared to $3.2 million for the three months ended March 31, 2006.
     During the three months ended March 31, 2007 and 2006, we purchased $2.5 million and $4.9 million, respectively, of property and equipment. Included in property and equipment is internal use software associated with a data and communications management services software product (EXPeRT®) used in connection with our centralized core cardiac safety ECG services. We capitalize certain internal use software costs in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software for Internal Use.” The amortization is charged to the cost of Cardiac Safety services beginning at the time the software is ready for its intended use. In April 2005, we began developing enhancements to EXPeRT® which were necessary while an upgrade to EXPeRT® (EXPeRT® 2) was being developed. EXPeRT® 2 was placed into production in January 2007. Beginning in January 2007, additional capitalizable development costs of EXPeRT® 2 were incurred to develop new functionalities of and enhancements to EXPeRT® 2. In addition to the $0.6 million capitalized in the three months ended March 31, 2007, we expect to spend approximately $1.5 million for capitalizable development costs during the balance of 2007.
     In the first quarter of 2006, we began development of a data warehouse that enables centralized capture of cardiac safety data and the ability to integrate with the Food and Drug Administration’s ECG data warehouse. The data warehouse was placed into production in January 2007.
     The following table presents the internal use software costs and related amortization as of March 31, 2007 (in thousands):

			Related	Total
		Labor and	Direct Costs	Capitalized	Monthly	Accumulated
	Amortization Period	Consulting	of Materials	Costs	Amortization	Amortization

EXPeRT® enhancements	October 2005-September 2007	463	—	463	20	347

Semi-automated ECG processing software
Initial costs	February 2004-January 2008	449	361	810	17	641
Enhancements	October 2004-September 2008	380	—	380	8	238
Additional enhancements	April 2005-March 2009	376	—	376	8	188

EXPeRT® 2
Initial costs	January 2007-December 2011	9,412	1,139	10,551	176	528
Enhancements	To be determined	599	—	599	—	—

Data warehouse	January 2007-December 2011	722	—	722	12	36

Total		$12,401	$1,500	$13,901	$241	$1,978

For the three months ended March 31, 2007, our financing activities provided cash of $0.9 million compared to a use of cash of $3.2 million for the three months ended March 31, 2006. The change was primarily the result of the purchase of $5.8 million of common stock under our stock buy-back program in the first quarter of 2006. There was no purchase under the stock buy-back program in the first quarter of 2007. Partially offsetting the impact is a reduction in the tax benefits related to stock option exercises of $1.4 million.
     We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. To date, we have not borrowed any amounts under our line of credit. As of March 31, 2007, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million.
     During the first quarter of 2007, we entered into an agreement to purchase all of our leased cardiac safety equipment at an established price at the end of each lease schedule’s term. As a result, in addition to the scheduled minimum lease payments, we will pay $0.7 and $0.5 million in 2007 and 2008, respectively, to purchase the equipment.
     We have a commitment to purchase approximately $6.2 million of private label cardiac safety equipment from a manufacturer over the twelve-month period ending in July 2007. This cardiac safety equipment is expected to be purchased in the normal course of business and thus does not represent a significant commitment above our expected purchases of ECG equipment during that period. As of March 31, 2007, approximately $4.0 million of equipment had been purchased under the commitment.
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
     In the second quarter of 2005, the stock buy-back program that was originally announced in April 2004 and extended to 2,500,000 shares in October 2004 was extended by an additional 10,000,000 shares to a total of 12,500,000 shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and short-term and long-term investments and could also require us to seek additional external financing. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. During the three months ended March 31, 2006, we purchased 400,000 shares of our common stock at a cost of $5.8 million. No shares were purchased during the three months ended March 31, 2007.
Inflation
     We believe the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary financial market risks include fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
     We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended March 31, 2007 would have decreased by approximately $0.2 million. This estimate assumes that the decrease occurred on the first day of 2007 and reduced the yield of each investment by 100 basis points. The impact on interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
     Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the three months ended March 31, 2007 by approximately $0.1 million.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company (including our consolidated subsidiaries) in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 6. Exhibits
10.12	2007 Bonus Plan

10.31	Amended and Restated 2003 Equity Incentive Plan, as amended.

10.43	Consultant Agreement effective January 1, 2007 between Dr. Joel Morganroth and the Company.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc. (Registrant)
Date: May 4, 2007	By:	/s/ Michael J. McKelvey
Michael J. McKelvey
President and Chief Executive Officer, Director (Principal executive officer)

Date: May 4, 2007	By:	/s/ Richard A. Baron
Richard A. Baron
Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.12	2007 Bonus Plan.

10.31	Amended and Restated 2003 Equity Incentive Plan, as amended.

10.43	Consultant Agreement effective January 1, 2007 between Dr. Joel Morganroth and the Company.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.