Form 10-Q
period 2007-06-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2007-08-06
CIK 1026650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
The number of shares of Common Stock, $.01 par value, outstanding as of July 27, 2007, was 50,593,151.

eResearchTechnology, Inc. and Subsidiaries

Part 1. Financial Information
Item 1. Financial Statements
eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,	June 30,
	2006	2007
		(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$15,497	$19,896
Short-term investments	41,416	42,533
Accounts receivable, net	17,866	20,205
Prepaid income taxes	2,819	740
Prepaid expenses and other	2,761	3,766
Deferred income taxes	912	912

Total current assets	81,271	88,052
Property and equipment, net	31,129	35,731
Goodwill	1,212	1,212
Long-term investments	928	932
Other assets	524	381

Total assets	$115,064	$126,308

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,360	$2,634
Accrued expenses	3,445	3,838
Income taxes payable	781	1,249
Current portion of capital lease obligations	40	2,193
Deferred revenues	11,325	10,722

Total current liabilities	19,951	20,636

Capital lease obligations, excluding current portion	—	324
Deferred income taxes	1,491	1,900

Total liabilities	21,442	22,860

Commitments and contingencies

Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 58,356,546 and 58,820,938 shares issued, respectively	584	588
Additional paid-in capital	83,493	86,699
Accumulated other comprehensive income	1,510	1,739
Retained earnings	70,225	76,612
Treasury stock, 8,247,119 shares at cost	(62,190)	(62,190)

Total stockholders’ equity	93,622	103,448

Total liabilities and stockholders’ equity	$115,064	$126,308

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net revenues:
Licenses	$1,096	$580	$1,734	$1,362
Services	12,822	17,561	27,547	31,529
Site support	8,900	6,593	14,936	12,927

Total net revenues	22,818	24,734	44,217	45,818

Costs of revenues:
Cost of licenses	77	63	153	129
Cost of services	6,300	7,233	12,456	14,023
Cost of site support	5,791	4,117	9,944	8,312

Total costs of revenues	12,168	11,413	22,553	22,464

Gross margin	10,650	13,321	21,664	23,354

Operating expenses:
Selling and marketing	3,178	3,054	6,216	5,592
General and administrative	3,974	2,919	7,813	6,388
Research and development	1,034	1,102	2,348	2,027

Total operating expenses	8,186	7,075	16,377	14,007

Operating income	2,464	6,246	5,287	9,347
Other income, net	338	569	728	1,119

Income before income taxes	2,802	6,815	6,015	10,466
Income tax provision	1,125	2,676	2,414	4,079

Net income	$1,677	$4,139	$3,601	$6,387

Basic net income per share	$0.03	$0.08	$0.07	$0.13

Diluted net income per share	$0.03	$0.08	$0.07	$0.12

Shares used to calculate basic net income per share	49,266	50,493	49,184	50,346

Shares used to calculate diluted net income per share	51,515	51,782	51,600	51,606

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2007
Operating activities:
Net income	$3,601	$6,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,772	7,139
Cost of sales of equipment	2,612	535
Non-cash share-based compensation	1,643	1,142
Changes in operating assets and liabilities:
Accounts receivable	960	(2,269)
Prepaid expenses and other	(961)	(833)
Accounts payable	1,458	(2,184)
Accrued expenses	(823)	382
Income taxes	(2,332)	2,847
Deferred revenues	(5,788)	(647)

Net cash provided by operating activities	6,142	12,499

Investing activities:
Purchases of property and equipment	(10,007)	(7,995)
Purchases of investments	(18,720)	(40,651)
Proceeds from sales of investments	14,640	39,530

Net cash used in investing activities	(14,087)	(9,116)

Financing activities:
Repayment of capital lease obligations	(75)	(1,132)
Proceeds from exercise of stock options	2,062	1,462
Stock option income tax benefit	2,365	578
Repurchase of common stock for treasury	(5,803)	—
Net cash (used in) provided by financing activities	(1,451)	908

Effect of exchange rate changes on cash	144	108

Net (decrease) increase in cash and cash equivalents	(9,252)	4,399
Cash and cash equivalents, beginning of period	18,432	15,497

Cash and cash equivalents, end of period	$9,180	$19,896

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company”, “eRT” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission and in this Form 10-Q.
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
     Amortization of capitalized software development costs is charged to cost of revenues. Amortization of capitalized software development costs was $0.4 million and $0.7 million for the three months ended June 30, 2006 and 2007, respectively, and $0.8 million and $1.4 million for the six months ended June 30, 2006 and 2007, respectively. For the six months ended June 30, 2006 and 2007, we capitalized $2.6 million and $1.0 million, respectively, of software development costs related to labor and consulting and $0 and $1.7 million, respectively, related to direct costs of materials. As of June 30, 2007, $2.7 million of capitalized costs have not yet been placed in service and are therefore not being amortized.
     The largest component of property and equipment is cardiac safety equipment. Our clients use the cardiac safety equipment to perform the ECG and Holter recordings to give our clients the means to send such recordings to eRT. We provide this equipment to clients primarily through rentals via cancellable agreements and, in some cases, through non-recourse equipment sales. The equipment rentals and sales are generally included in, or associated with, our Cardiac Safety services agreements with our clients and the decision to rent or buy equipment is made by our clients prior to the start of the cardiac safety study. The decision to buy rather than rent is usually predicated upon the economics to the client based upon the length of the study and the number of ECGs to be performed each month. The longer the study and the fewer the number of ECGs performed, the more likely it is that the client may request to purchase cardiac safety equipment rather than rent. Regardless of whether the client rents or buys the cardiac safety equipment, we consider the resulting cash flow to be part of our operations and reflect it as such in our statements of cash flows.
     Our Cardiac Safety services agreements contain multiple elements. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting. In doing so, we consider factors, such as whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract value should be allocated among the deliverable elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements.
     The gross cost for cardiac safety equipment was $29.2 million and $36.0 million at December 31, 2006 and June 30, 2007, respectively. The accumulated depreciation for cardiac safety equipment was $15.2 million and $17.9 million at December 31, 2006 and June 30, 2007, respectively.
     Prior to 2007, a portion of our cardiac safety equipment was obtained under operating leases. During the first quarter of 2007, we entered into an agreement to purchase all of our leased cardiac safety equipment at an established price at the end of each lease schedule’s term, rather than return the equipment at that time. As a result, in accordance with Statement of

Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases,” we re-evaluated the classification of the leases and determined that the classification should be converted from operating leases to capital leases. As a result, we recorded a non-cash addition to property, plant and equipment of $3.6 million and $3.6 million of capital lease obligations.
Long-lived Assets
     In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during either of the six-month periods ended June 30, 2006 or June 30, 2007.
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
Stock-Based Compensation
Accounting for Stock-Based Compensation
     On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006 is recognized in the Consolidated Statements of Operations over the remaining service period after such date based on the award’s original estimate of fair value. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three and six months ended June 30, 2006 under SFAS No. 123R was $0.9 million and $1.6 million, respectively. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three and six months ended June 30, 2007 under SFAS No. 123R was $0.7 million and $1.1 million, respectively. For the three months ended June 30, 2006, this additional share-based compensation lowered pre-tax earnings by $0.9 million, lowered net income by $0.7 million and lowered basic and diluted earnings per share by $0.01. For the three months ended June 30, 2007, this additional share-based compensation lowered pre-tax earnings by $0.7 million, lowered net income by $0.5 million and lowered basic and diluted earnings per share by $0.01. For the six months ended June 30, 2006, this additional share-based compensation lowered pre-tax earnings by $1.6 million, lowered net income by $1.3 million and lowered basic and diluted earnings per share by $0.03. For the six months ended June 30, 2007, this additional share-based compensation lowered pre-tax earnings by $1.1 million, lowered net income by $0.9 million and lowered basic and diluted earnings per share by $0.02. SFAS No. 123R also amended SFAS No. 95, “Statement of Cash Flows,” to require that tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.
Valuation Assumptions for Options Granted
     The fair value of each stock option granted during the six months ended June 30, 2006 and 2007 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis.

	2006	2007
Risk-free interest rate	4.82%	4.68%
Expected dividend yield	0.00%	0.00%
Expected life	3.5 years	3.5 years
Expected volatility	59.68%	55.89%
     The above assumptions were used to determine the weighted-average per share fair value of $6.15 and $3.38 for stock options granted during the first six months of 2006 and 2007, respectively.
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
     On February 7, 2006, we entered into a new employment agreement with our former President and Chief Executive Officer in connection with the announcement of his retirement from his position as President and Chief Executive Officer and Director of the Company. His employment terminated on September 11, 2006 and any options not then exercisable became exercisable in full. As a result of this modification to his option terms, we revalued his options as of February 7, 2006 and amortized the resulting expense through September 11, 2006. This change resulted in additional pre-tax compensation expense of $0.1 million in the first six months of 2006.

     Information with respect to outstanding options under our plans is as follows:

		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term	(in thousands)
Outstanding as of January 1, 2007	4,387,033	$8.56
Granted	599,900	7.54
Exercised	(464,392)	3.15
Cancelled/forfeited	(322,252)	16.37

Outstanding as of June 30, 2007	4,200,289	8.45	5.2	$14,754

Options exercisable or expected to vest at June 30, 2007	4,028,078	8.36	5.2	$14,572

Options exercisable at June 30, 2007	3,052,214	7.65	5.0	$13,539

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended June 30, 2006 and 2007 was $8.0 million and $2.2 million, respectively.
     As of June 30, 2007, there was $4.3 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Tax Effect Related to Stock-based Compensation Expense
     SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the statement of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our Consolidated Statement of Operations in the six months ended June 30, 2007 related to stock-based compensation expense was approximately $0.2 million.

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
     The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Net		Per Share
Three Months Ended June 30,	Income	Shares	Amount
2006

Basic net income	$1,677	49,266	$0.03
Effect of dilutive shares	—	2,249	—

Diluted net income	$1,677	51,515	$0.03

2007

Basic net income	$4,139	50,493	$0.08
Effect of dilutive shares	—	1,289	—

Diluted net income	$4,139	51,782	$0.08

	Net		Per Share
Six Months Ended June 30,	Income	Shares	Amount
2006

Basic net income	$3,601	49,184	$0.07
Effect of dilutive shares	—	2,416	—

Diluted net income	$3,601	51,600	$0.07

2007

Basic net income	$6,387	50,346	$0.13
Effect of dilutive shares	—	1,260	(0.01)

Diluted net income	$6,387	51,606	$0.12

     In computing diluted net income per share, options to purchase 1,744,000 and 1,366,000 shares of common stock were excluded from the computations for the three months ended June 30, 2006 and 2007, respectively and options to purchase 1,215,000 and 1,751,000 shares of common stock were excluded from the computations for the six months ended June 30, 2006 and 2007, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net income	$1,677	$4,139	$3,601	$6,387

Other comprehensive income:
Currency translation adjustment	542	208	675	229

Comprehensive income, net of tax	$2,219	$4,347	$4,276	$6,616

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
Note 6. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of FASB Statement No. 109 (SFAS 109), on January 1, 2007. We did not recognize any adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date, we had $0.8 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2007, we have $0.9 million of unrecognized tax benefits under the provisions of FIN 48. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 7. Commitments and Contingencies
Royalties
     In the second quarter of 2007, we entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 IVR clinical assessments offered by HTS along with HTS’s IVR system. As of June 30, 2007, we paid HTS $1.5 million for the licensing and a $0.25 million advanced payment against future royalties. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. An additional $0.75 million of royalty payments are guaranteed, and will be made in two payments – the later of (i) 12 months from the date of the first EXPeRT® ePRO™ sale and (ii) when the system is validated, and 6 months after this date. Any royalties earned by HTS will be applied against these payments. After these two payments are made, all future payments to HTS will be royalty payments based on revenues received from EXPeRT® ePRO™ sales.

Note 8. Operating Segments / Geographic Information
     We consider our operations to consist of one segment as this represents management’s view of our operations. We operate on a worldwide basis with two locations in the United States and one location in the United Kingdom, which are categorized below as North America and Europe, respectively. The majority of our revenues are allocated based upon the profit split transfer pricing methodology.
     Geographic information is as follows (in thousands of dollars):

	Three Months Ended June 30, 2006
	North
	America	Europe	Total
License revenues	$1,096	$—	$1,096
Service revenues	10,239	2,583	12,822
Site support revenues	6,566	2,334	8,900

Net revenues from external customers	$17,901	$4,917	$22,818

Operating income	$2,194	$270	$2,464
Long-lived assets	$21,725	$9,099	$30,824
Identifiable assets	$88,750	$15,136	$103,886

	Three Months Ended June 30, 2007
	North
	America	Europe	Total
License revenues	$580	$—	$580
Service revenues	13,924	3,637	17,561
Site support revenues	4,426	2,167	6,593

Net revenues from external customers	$18,930	$5,804	$24,734

Operating income	$5,236	$1,010	$6,246
Long-lived assets	$27,384	$8,347	$35,731
Identifiable assets	$107,992	$18,316	$126,308

	Six Months Ended June 30, 2006
	North
	America	Europe	Total
License revenues	$1,734	$—	$1,734
Service revenues	22,442	5,105	27,547
Site support revenues	11,087	3,849	14,936

Net revenues from external customers	$35,263	$8,954	$44,217

Operating income	$4,734	$553	$5,287
Long-lived assets	$21,725	$9,099	$30,824
Identifiable assets	$88,750	$15,136	$103,886

	Six Months Ended June 30, 2007
	North
	America	Europe	Total
License revenues	$1,362	$—	$1,362
Service revenues	25,308	6,221	31,529
Site support revenues	8,680	4,247	12,927

Net revenues from external customers	$35,350	$10,468	$45,818

Operating income	$7,901	$1,446	$9,347
Long-lived assets	$27,384	$8,347	$35,731
Identifiable assets	$107,992	$18,316	$126,308

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
     Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation and new drug, biologic and device application submissions. We offer Cardiac Safety services, which are utilized by sponsors and clinical research organizations (CROs) during the conduct of clinical trials. These services include the centralized collection, evaluation, and reporting of electrocardiograms (ECG) and continuous Holter recordings performed in Phase I through Phase IV clinical trials. Thorough QTc studies are comprehensive studies that typically are of large volume and of short duration, with ECGs performed over a two- to six-month period. The Digital ECG Franchise program was designed to address the capacity demands for eRT’s ECG services through partnerships with sponsors that desired dedicated resources within eRT to address specific levels of cardiac safety monitoring transactions. In 2006, we decided to discontinue the offering of the Digital ECG Franchise program as we feel we can offer our clients a better value proposition in other ways in the current operating environment. Our cardiac safety services are supported by an integrated Project Assurance methodology to provide study management including logistical support to clinical sites, including the rental and sale of cardiac safety equipment along with related supplies and freight. We also offer cardiac safety consulting services through our eRT Consulting Group. Additionally, we offer the licensing and, at the client’s option, hosting of our proprietary eClinical software products and the provision of maintenance and consulting services in support of our proprietary eClinical software products. We offer the following products and services on a global basis:
EXPeRT® Cardiac Safety. EXPeRT® Cardiac Safety services provide for workflow-enabled cardiac safety data collection, interpretation and distribution of electrocardiographic (ECG) data and images as well as for analysis and cardiologist interpretation of ECGs performed on research subjects in connection with our clients’ clinical trials. In addition, we establish rules for standardized, semi-automated and automated workflow management, allowing audit trail accounting and generating safety and operational metrics reports for sponsors and investigators. Also included in EXPeRT® Cardiac Safety services is FDA XML delivery, which provides for the delivery of ECGs in a format compliant with the United States Food and Drug Administration’s XML standard for digital ECGs. We also provide ECG equipment through rental and sales to clients to perform the ECG recordings and give them means to send such recordings to us.

eClinical™. The process of designing, implementing and managing a clinical trial requires a well defined process and set of supporting products to effectively handle the variety of tasks and information comprising a clinical trial. eRT provides a suite of products to address the capture, management and dissemination of clinical trial data. Our integrated suite is comprised of the following:
•	eResearch Community™ (eRC™) is an easy to use portal application that provides real-time information related to monitoring clinical trial activities, data quality and safety.

•	eData Entry™ (eDE™) technology provides a comprehensive electronic data capture (EDC) system comprised of technology and consulting services formulated to deliver rapid time to benefit for electronic trial initiatives.

•	eData Management™ (eDM™) is a clinical data management application for collecting, cleaning and managing clinical trial data.

•	eSafety Net™ (eSN ™ ) is an adverse event management system enabling the generation of key regulatory reports, including CIOMS and Medwatch.

•	eStudy Conduct™ (eSC™) is a clinical trial management technology that can be used to set up clinical trials, establish standards, track study activities, plan resources, distribute supplies, manage the financial aspects of a trial and electronically view clinical trial data.
EXPeRT® ePRO™. EXPeRT® ePRO™ is an Integrated Voice Response (IVR) system that allows subjects to easily and quickly report data for a clinical trial. Because it can be accessed from a standard phone, the EXPeRT® ePRO™ system is cost effective while being extremely scalable and suitable from Phases I through Phase IV. Diaries, screening, recruitment and all clinical assessments can be completed directly by the subject without requiring clinician involvement.
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
     We conduct our operations through offices in the United States (U.S.) and the United Kingdom (UK). Our international net revenues represented approximately 20% and 23% of total net revenues for the six months ended June 30, 2006 and 2007, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit the split transfer pricing methodology, and revenues are generally attributed to the geographic segment where the work is performed.

Results of Operations
Executive Overview
     Our revenues for the second quarter of 2007 were $24.7 million as compared to $22.8 million in revenue for the same period in 2006. We also reported net income for the second quarter of 2007 of $4.1 million, or $0.08 per diluted share as compared to $1.7 million, or $0.03 per diluted share, in the second quarter of 2006. Our operating income for the second quarter of 2007 as a percentage of total net revenues was 25.3% as compared to 10.8% in the second quarter of 2006. The Company’s tax rate for the second quarter of 2007 was 39.3% compared to 40.1% in the second quarter of 2006. We ended the quarter with $63.4 million in cash, cash equivalents and investments, an increase of $5.6 million from $57.8 million at the end of the fourth quarter of 2006.
     On August 2, 2007, we announced that we had signed $34.5 million in contracts which included eight new Thorough ECG study agreements valued at approximately $8.7 million. At that time, we also reported a backlog of $106.8 million, an increase of $5.4 million from the prior quarter. This represented a 23.3% annualized increase. The annualized cancellation rate was 17.6%. The book-to-bill ratio for the second quarter was 1.58 based on an average of the last three quarters revenue and 1.40 based on the second quarter revenue. During the second quarter we announced a new line of business; electronic patient reported outcomes (EXPeRT® ePRO™). The business was launched with the establishment of a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 interactive voice response (IVR) clinical assessments offered by HTS, along with HTS’s IVR system and five-year consulting agreements with the founders and principals of HTS, Drs. John Greist, James (Jeff) Jefferson, and David Katzelnick, who are pioneers in the electronic assessment of patient outcomes for new therapies in CNS diseases.

     The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net revenues:
Licenses	4.8%	2.3%	3.9%	3.0%
Services	56.2%	71.0%	62.4%	68.8%
Site support	39.0%	26.7%	33.8%	28.2%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Costs of revenues:
Cost of licenses	0.3%	0.3%	0.3%	0.3%
Cost of services	27.6%	29.2%	28.2%	30.6%
Cost of site support	25.4%	16.6%	22.5%	18.1%

Total costs of revenues	53.3%	46.1%	51.0%	49.0%

Gross margin	46.7%	53.9%	49.0%	51.0%

Operating expenses:
Selling and marketing	13.9%	12.3%	14.0%	12.2%
General and administrative	17.5%	11.8%	17.7%	14.0%
Research and development	4.5%	4.5%	5.3%	4.4%

Total operating expenses	35.9%	28.6%	37.0%	30.6%

Operating income	10.8%	25.3%	12.0%	20.4%
Other income, net	1.4%	2.3%	1.6%	2.4%

Income before income taxes	12.2%	27.6%	13.6%	22.8%
Income tax provision	4.9%	10.9%	5.5%	8.9%

Net income	7.3%	16.7%	8.1%	13.9%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.
     The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Three Months Ended June 30,
	2006	2007	Increase (Decrease)
Licenses:
Net revenues	$1,096	$580	$(516)	(47.1%)
Costs of revenues	77	63	(14)	(18.2%)

Gross margin	$1,019	$517	$(502)	(49.3%)

Services:
Cardiac Safety
Net revenues	$11,250	$16,018	$4,768	42.4%
Costs of revenues	5,625	6,617	992	17.6%

Gross margin	$5,625	$9,401	$3,776	67.1%

Technology consulting and training
Net revenues	$558	$663	$105	18.8%
Costs of revenues	423	412	(11)	(2.6%)

Gross margin	$135	$251	$116	85.9%

Software maintenance
Net revenues	$1,014	$880	$(134)	(13.2%)
Costs of revenues	252	204	(48)	(19.0%)

Gross margin	$762	$676	$(86)	(11.3%)

Total services
Net revenues	$12,822	$17,561	$4,739	37.0%
Costs of revenues	6,300	7,233	933	14.8%

Gross margin	$6,522	$10,328	$3,806	58.4%

Site support:
Net revenues	$8,900	$6,593	$(2,307)	(25.9%)
Costs of revenues	5,791	4,117	(1,674)	(28.9%)

Gross margin	$3,109	$2,476	$(633)	(20.4%)

Total
Net revenues	$22,818	$24,734	$1,916	8.4%
Costs of revenues	12,168	11,413	(755)	(6.2%)

Gross margin	10,650	13,321	2,671	25.1%

Operating expenses:
Selling and marketing	3,178	3,054	(124)	(3.9%)
General and administrative	3,974	2,919	(1,055)	(26.5%)
Research and development	1,034	1,102	68	6.6%

Total operating expenses	8,186	7,075	(1,111)	(13.6%)

Operating income	2,464	6,246	3,782	153.5%
Other income, net	338	569	231	68.3%

Income before income taxes	2,802	6,815	4,013	143.2%
Income tax provision	1,125	2,676	1,551	137.9%

Net income	$1,677	$4,139	$2,462	146.8%

     The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended June 30,		Increase
	2006	2007	(Decrease)
Cost of licenses	7.0%	10.9%	3.9%
Cost of services:
Cardiac Safety	50.0%	41.3%	(8.7%)
Technology consulting and training	75.8%	62.1%	(13.7%)
Software maintenance	24.9%	23.2%	(1.7%)
Total cost of services	49.1%	41.2%	(7.9%)
Cost of site support	65.1%	62.4%	(2.7%)
Total costs of revenues	53.3%	46.1%	(7.2%)

Operating expenses:
Selling and marketing	13.9%	12.3%	(1.6%)
General and administrative	17.5%	11.8%	(5.7%)
Research and development	4.5%	4.5%	0.0%
     License revenues decreased due to the signing of one perpetual license in 2006 as compared to none in 2007.
     The increase in Cardiac Safety service revenues was primarily due to additional transactions performed in 2007 as compared to 2006 partially offset by a decrease in average revenue per transaction that was largely due to the impact of increased activity in semi-automated processing, which generally includes lower fees per transaction than other studies, as well as competitive pricing pressure. Additionally, Cardiac Safety service revenue in the three months ended June 30, 2007 included $0.3 million of cardiac safety consulting services revenue, which was a new revenue source to eRT beginning in 2007. Beginning in 2007, we have an arrangement with a company owned by our chairman, Dr. Morganroth, whereby, we will pay Dr. Morganroth’s company between 80% to 90% of the net amounts billed to certain customers for performing a portion of the consulting services provided on our behalf to those customers.
     The increase in technology consulting and training revenues was primarily related to additional revenue from Cardiac Safety service customers for reporting configuration, which is consistent with the increase in Cardiac Safety activity.
     Software maintenance revenues decreased due to the cancellation and non-renewals of maintenance agreements and a reduction in the number of users. These declines were partially offset by maintenance on several software licenses sold during 2006.
     Site support revenues decreased primarily due to a $3.5 million decrease in the sale of cardiac safety equipment in the second quarter of 2007 as compared to the second quarter of 2006. Partially offsetting this decrease was a $0.8 million increase in the rental of cardiac safety equipment due to an increase in the number of units rented as well as an increase in freight revenue of $0.2 million related to the additional units rented.
     The increase in the cost of Cardiac Safety services was primarily due to a $0.4 million increase in depreciation expense related to the EXPeRT® 2 which was placed into production in January 2007, $0.3 million increase in bonus expense as certain bonus targets are expected to be met in 2007 while there was no bonus in 2006, $0.2 million increase in telecommunications, $0.1 million increase in labor, $0.1 million in consulting costs related to cardiac safety consulting revenue discussed above and $0.1 million in higher facilities-related and insurance costs. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
     The decrease in the cost of site support, both in absolute terms and as a percentage of site support revenues, was primarily due to a $2.0 million decrease in the cost of equipment sales commensurate with the decrease in revenue from equipment sales. Partially offsetting this decrease was a $0.3 million increase in freight.
     The decrease in selling and marketing expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to a number of relatively small decreases in costs such as labor, bonus and commissions.

     The decrease in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $0.7 million of costs associated with management changes in the second quarter of 2006 and professional fees of $0.4 million related to project and legal matters in 2006.
     Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments, interest expense related to capital lease obligations and foreign exchange losses. Other income, net increased primarily due to higher interest income in the second quarter of 2007 due to higher average interest rates and cash balances.
     Our effective tax rate was 40.1% and 39.3% for the three months ended June 30, 2006 and 2007, respectively. The primary cause of the decrease in the effective tax rate was an increase in tax-free interest income in the second quarter of 2007 as compared to the second quarter of 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.
     The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Six Months Ended June 30,
	2006	2007	Increase (Decrease)
Licenses:
Net revenues	$1,734	$1,362	$(372)	(21.5%)
Costs of revenues	153	129	(24)	(15.7%)

Gross margin	$1,581	$1,233	$(348)	(22.0%)

Services:
Cardiac Safety
Net revenues	$24,362	$28,449	$4,087	16.8%
Costs of revenues	11,050	12,781	1,731	15.7%

Gross margin	$13,312	$15,668	$2,356	17.7%

Technology consulting and training
Net revenues	$1,144	$1,323	$179	15.6%
Costs of revenues	899	822	(77)	(8.6%)

Gross margin	$245	$501	$256	104.5%

Software maintenance
Net revenues	$2,041	$1,756	$(285)	(14.0%)
Costs of revenues	507	420	(87)	(17.2%)

Gross margin	$1,534	$1,336	$(198)	(12.9%)

Total services
Net revenues	$27,547	$31,529	$3,982	14.5%
Costs of revenues	12,456	14,023	1,567	12.6%

Gross margin	$15,091	$17,506	$2,415	16.0%

Site support:
Net revenues	$14,936	$12,927	$(2,009)	(13.5%)
Costs of revenues	9,944	8,312	(1,632)	(16.4%)

Gross margin	$4,992	$4,615	$(377)	(7.6%)

Total
Net revenues	$44,217	$45,818	$1,601	3.6%
Costs of revenues	22,553	22,464	(89)	(0.4%)

Gross margin	21,664	23,354	1,690	7.8%

Operating expenses:
Selling and marketing	6,216	5,592	(624)	(10.0%)
General and administrative	7,813	6,388	(1,425)	(18.2%)
Research and development	2,348	2,027	(321)	(13.7%)

Total operating expenses	16,377	14,007	(2,370)	(14.5%)

Operating income	5,287	9,347	4,060	76.8%
Other income, net	728	1,119	391	53.7%

Income before income taxes	6,015	10,466	4,451	74.0%
Income tax provision	2,414	4,079	1,665	69.0%

Net income	$3,601	$6,387	$2,786	77.4%

     The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Six Months Ended June 30,		Increase
	2006	2007	(Decrease)
Cost of licenses	8.8%	9.5%	0.7%
Cost of services:
Cardiac Safety	45.4%	44.9%	(0.5%)
Technology consulting and training	78.6%	62.1%	(16.5%)
Software maintenance	24.8%	23.9%	(0.9%)
Total cost of services	45.2%	44.5%	(0.7%)
Cost of site support	66.6%	64.3%	(2.3%)
Total costs of revenues	51.0%	49.0%	(2.0%)

Operating expenses:
Selling and marketing	14.0%	12.2%	(1.8%)
General and administrative	17.7%	14.0%	(3.7%)
Research and development	5.3%	4.4%	(0.9%)
     License revenues decreased due to the greater value of the two licenses sold in 2006 as compared to the one sold in 2007.
     The increase in Cardiac Safety service revenues was primarily due to additional transactions performed in 2007 as compared to 2006 partially offset by a decrease in average revenues per transaction that was largely due to the impact of increased activity in semi-automated processing, which generally includes lower fees per transaction than other studies, as well as competitive pricing pressure. Additionally, Cardiac Safety service revenue in the six months ended June 30, 2007 included $0.5 million of cardiac safety consulting services revenue, which was a new revenue source to eRT beginning in 2007. There was also a $0.4 million increase in project management fees and a $0.4 million increase in miscellaneous revenue, commensurate with the increase in ECG transaction revenue.
     The increase in technology consulting and training revenues was primarily related to $0.1 million of professional services performed in connection with a late 2006 license sale. Additionally, there was an increase of $0.1 million of revenue from Cardiac Safety service customers for reporting configuration, which is consistent with the increase in Cardiac Safety activity.
     Software maintenance revenues decreased due to the cancellation and non-renewals of maintenance agreements or a reduction in the number of users. These declines were partially offset by maintenance on several software licenses sold during 2006 and 2007.
     Site support revenues decreased primarily due to a $3.6 million decrease in the sale of cardiac safety equipment for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Partially offsetting this decrease was a $1.0 million increase in the rental of cardiac safety equipment due to an increase in the number of units rented as well as an increase in freight revenue of $0.5 million related to the additional units rented.
     The increase in the cost of Cardiac Safety services was primarily due to a $0.7 million increase in depreciation expense related to the EXPeRT® 2 which was placed into production in January 2007, $0.3 million increase in bonus expense as certain bonus targets are expected to be met in 2007 while there was no bonus in 2006, $0.3 million increase in labor, $0.3 million in consulting costs related to cardiac safety consulting revenue discussed above and $0.2 million increase in telecommunications. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
     The decrease in the cost of site support, both in absolute terms and as a percentage of site support revenues, was primarily due to a $2.1 million decrease in the cost of equipment sales commensurate with the decrease in revenue from equipment sales. Partially offsetting this decrease was a $0.4 million increase in freight.
     The decrease in selling and marketing expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to $0.3 million decrease in bonus expense. In 2006, most of the selling staff was on a bonus plan that required the achievement of certain quarterly sales targets. In 2007, we implemented a commission plan under which payments are based upon a percentage of revenue earned. Payments under the commission plan will increase as signings convert into revenue (i.e. as work is performed for the contracts that were signed in the first six months of 2007). There was also a $0.2 million decrease in labor costs due to fewer employees in the six months ended June 30, 2007. The decrease was also due to decreased stock option compensation expense and employee placement fees.
     The decrease in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $1.2 million of costs associated with management changes in the second quarter of 2006, $0.6 million of costs in the first six months of 2006 associated with the settlement of a contract dispute and professional fees of $0.4 million related to project and legal matters in 2006, for which there were no corresponding costs in the first six months of 2007. Partially offsetting the decrease was $0.7 million in severance-related costs for employees terminated in February 2007.
     The decrease in research and development expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to a $0.2 million decrease in expense for third-party consultants, $0.2 million decrease in labor, $0.2 million decrease in software license and maintenance expense. Smaller decreases occurred in expenses such as stock option compensation expense, training, placement fees and depreciation. Partially offsetting these decreases was a reduction in the capitalization of salaries for internal-use software projects of $0.5 million.
     Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments, interest expense related to capital lease obligations and foreign exchange losses. Other income, net increased primarily due to higher interest income in the first six months of 2007 as a result of higher average interest rates and cash balances.
     Our effective tax rate was 40.1% and 39.0% for the six months ended June 30, 2006 and 2007, respectively. The primary cause of the decrease in the effective tax rate was an increase in tax-free interest income in the first six months of 2007 as compared to the first six months of 2006.

Liquidity and Capital Resources
     At June 30, 2007, we had $19.9 million of cash and cash equivalents and $43.5 million invested in short-term and long-term investments. We generally place our investments in municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates and maturities of less than one year and A1P1 rated commercial bonds and paper.
     For the six months ended June 30, 2007, our operations provided cash of $12.5 million compared to $6.1 million during the six months ended June 30, 2006. The change was primarily the result of a $0.6 million decrease in deferred revenue in the first six months of 2007 as compared to $5.8 million in the first six months of 2006. A large Digital ECG Franchise ended in 2006, which resulted in the decrease in deferred revenues in 2006 as the franchise advanced payments were recognized as revenue as services were performed. Also, there was a $2.8 million decrease in net income taxes payable in the first six months of 2007 as compared to a $2.3 million increase in net prepaid income taxes in the first six months of 2006 due to the size and timing of estimated payments. Net income before non-cash items increased $1.6 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Partially offsetting these items was an increase in accounts receivable in the first six months of 2007 of $2.3 million as compared to a $1.0 million decrease in the first six months of 2006 largely due to the increase in revenue in 2007 and a decrease in accounts payable in the first six months of 2007 of $2.2 million as compared to a $1.5 million increase in the first six months of 2006.
     For the six months ended June 30, 2007, our investing activities used cash of $9.1 million compared to $14.1 million during the six months ended June 30, 2006. The change was the result of net activity related to investments, which used $1.1 million of cash for the six months ended June 30, 2007, compared to $4.1 million for the six months ended June 30, 2006 and a $2.0 million decrease in cash used for purchases of property and equipment for the six months ended June 30, 2007 as compared to the first six months of 2006.
     During the six months ended June 30, 2007 and 2006, we purchased $8.0 million and $10.0 million, respectively, of property and equipment. Included in property and equipment is internal-use software associated with a data and communications management services software product (EXPeRT®) used in connection with our centralized core cardiac safety ECG services. We capitalize certain internal-use software costs in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software for Internal Use.” The amortization is charged to the cost of Cardiac Safety services beginning at the time the software is ready for its intended use. In April 2005, we began developing enhancements to EXPeRT® which were necessary while an upgrade to EXPeRT® (EXPeRT® 2) was being developed. EXPeRT® 2 was placed into production in January 2007. Beginning in January 2007, additional capitalizable development costs of EXPeRT® 2 were incurred to develop new functionalities of and enhancements to EXPeRT® 2. In addition to the $2.7 million capitalized in the six months ended June 30, 2007, we expect to spend approximately $0.8 million for capitalizable development costs during the balance of 2007.
     In the first quarter of 2006, we began development of a data warehouse that enables centralized capture of cardiac safety data and the ability to integrate with the Food and Drug Administration’s ECG data warehouse. The data warehouse was placed into production in January 2007.
     In the second quarter of 2007, we announced that we are launching a new line of business focused on electronic patient reported outcomes (EXPeRT® ePRO™) and entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 IVR clinical assessments offered by HTS along with HTS’s IVR system. We are completing validation of the IVR system and expect to place the system into production by the end of 2007. As of June 30, 2007, we paid HTS $1.5 million for the licensing and a $0.25 million advanced payment against future royalties. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. An additional $0.75 million of royalty payments are guaranteed, and will be made in two payments –the later of (i) 12 months from the date of the first EXPeRT® ePRO™ sale and (ii) when the system is validated, and 6 months after this date. Any royalties earned by HTS will be applied against these payments. After these two payments are made, all future payments to HTS will be solely based on royalty payments based on revenues received from EXPeRT® ePRO™ sales.

     The following table presents the internal-use software costs and related amortization as of June 30, 2007 (in thousands):

			Related	Total
		Labor and	Direct Costs	Capitalized	Monthly	Accumulated
	Amortization Period	Consulting	Of Materials	Costs	Amortization	Amortization
EXPeRT® enhancements	October 2005-September 2007	463	—	463	20	405

Semi-automated ECG processing software
Initial costs	February 2004-January 2008	449	361	810	17	692
Enhancements	October 2004-September 2008	380	—	380	8	262
Additional enhancements	April 2005-March 2009	376	—	376	8	211

EXPeRT® 2
Initial costs	January 2007-December 2011	9,412	1,139	10,551	176	1,055
Enhancements	To be determined	1,010	—	1,010	—	—

Data warehouse	January 2007-December 2011	722	—	722	12	72

ePRO™	To be determined	—	1,658	1,658	—	—

Total		$12,812	$3,158	$15,970	$241	$2,697

     For the six months ended June 30, 2007, our financing activities provided cash of $0.9 million compared to a use of cash of $1.5 million for the six months ended June 30, 2006. The change was primarily the result of the purchase of $5.8 million of common stock under our stock buy-back program in the first quarter of 2006. There was no purchase under the stock buy-back program in the first six months of 2007. Partially offsetting the impact of this change was a reduction in the tax benefits related to stock option exercises of $1.8 million and $1.1 million of repayments of capital lease obligations related to the agreement to purchase our leased cardiac safety equipment as discussed below.
     We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. To date, we have not borrowed any amounts under our line of credit. As of June 30, 2007, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million.
     During the first quarter of 2007, we entered into an agreement to purchase all of our leased cardiac safety equipment at an established price at the end of each lease schedule’s term. As a result, in addition to the scheduled minimum lease payments, we will pay $0.7 and $0.5 million in 2007 and 2008, respectively, to purchase the equipment.
     We have a commitment to purchase approximately $6.2 million of private label cardiac safety equipment from a manufacturer over the twelve-month period that ended in July 2007. This cardiac safety equipment was purchased in the normal course of business and thus did not represent a significant commitment above our expected purchases of ECG equipment during that period. As of June 30, 2007, approximately $5.3 million of equipment had been purchased under the commitment and the balance of the commitment was purchased subsequent to June 30, 2007.
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
     In the second quarter of 2005, the stock buy-back program that was originally announced in April 2004 and extended to 2,500,000 shares in October 2004 was extended by an additional 10,000,000 shares to a total of 12,500,000 shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and short-term and long-term investments and could also require us to seek additional external financing. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. During the six months ended June 30, 2006, we purchased 400,000 shares of our common stock at a cost of $5.8 million. No shares were purchased during the six months ended June 30, 2007.

Inflation
     We believe the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary financial market risks include fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
     We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the six months ended June 30, 2007 would have decreased by approximately $0.3 million. This estimate assumes that the decrease occurred on the first day of 2007 and reduced the yield of each investment by 100 basis points. The impact on interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the six months ended June 30, 2007 by approximately $0.2 million.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company (including our consolidated subsidiaries) in the reports we file with or submit to the Securities and Exchange Commission is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on April 26, 2007. The matters submitted to the stockholders for vote were the election of three directors to each serve a three-year term until 2010, the approval and adoption of an Amended and Restated 2003 Equity Incentive Plan and ratification of the appointment of KPMG LLP as our independent registered public accountants for the year ending December 31, 2007.
     At the meeting, the stockholders elected Sheldon M. Bonovitz, Gerald A. Faich, MD, MPH and Elam M. Hitchner to the Board of Directors. Mr. Bonovitz was elected with 41,914,157 shares voted for the election, or 83.4% of the 50,229,832 shares outstanding and eligible to vote, with 4,622,755 shares withholding the authority to vote for such election. Dr. Faich was elected with 46,015,907 shares voted for the election, or 91.6% of the shares outstanding and eligible to vote, with 521,005 shares withholding the authority to vote for such election. Mr. Hitchner was elected with 45,768,921 shares voted for the election, or 91.1% of the shares outstanding and eligible to vote, with 767,991 shares withholding the authority to vote for such election. With the election of the three directors, they joined David D. Gathman, Michael J. McKelvey, Ph.D, Joel Morganroth, MD, John H. Park, Stephen S. Phillips and Stephen M. Scheppmann as our directors.
     The stockholders also approved and adopted an Amended and Restated 2003 Equity Incentive Plan with 32,971,393 shares voted for ratification, or 65.6% of the shares outstanding and eligible to vote, with 1,154,739 shares voted against ratification and 89,904 shares abstained.
     In addition, the stockholders ratified the appointment of KPMG LLP as our independent registered public accountants for 2007 with 46,268,763 shares voted for ratification, or 92.1% of the shares outstanding and eligible to vote, with 238,208 shares voted against ratification and 29,683 shares abstained.
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

eResearchTechnology, Inc.
(Registrant)

Date:	August 6, 2007	By:	/s/ Michael J. McKelvey

Michael J. McKelvey President and Chief Executive Officer, Director (Principal executive officer)

Date:	August 6, 2007	By:	/s/ Richard A. Baron

Richard A. Baron Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.