Form 10-Q
period 2007-09-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2007-11-05
CIK 1026650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
The number of shares of Common Stock, $.01 par value, outstanding as of October 26, 2007, was 50,615,672.

eResearchTechnology, Inc. and Subsidiaries

Part 1. Financial Information
Item 1. Financial Statements
eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2006	September 30, 2007
		(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$15,497	$27,198
Short-term investments	41,416	43,591
Accounts receivable, net	17,866	21,790
Prepaid income taxes	2,819	754
Prepaid expenses and other	2,761	3,613
Deferred income taxes	912	913

Total current assets	81,271	97,859
Property and equipment, net	31,129	33,127
Goodwill	1,212	1,212
Long-term investments	928	244
Other assets	524	311

Total assets	$115,064	$132,753

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,360	$2,505
Accrued expenses	3,445	4,968
Income taxes payable	781	966
Current portion of capital lease obligations	40	1,621
Deferred revenues	11,325	12,415

Total current liabilities	19,951	22,475

Capital lease obligations, excluding current portion	—	66
Deferred income taxes	1,491	2,203

Total liabilities	21,442	24,744

Commitments and contingencies

Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 58,356,546 and 58,854,254 shares issued, respectively	584	589
Additional paid-in capital	83,493	87,331
Accumulated other comprehensive income	1,510	1,961
Retained earnings	70,225	80,318
Treasury stock, 8,247,119 shares at cost	(62,190)	(62,190)

Total stockholders’ equity	93,622	108,009

Total liabilities and stockholders’ equity	$115,064	$132,753

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net revenues:
Licenses	$602	$651	$2,336	$2,013
Services	14,493	16,453	42,040	47,982
Site support	7,131	6,867	22,067	19,794

Total net revenues	22,226	23,971	66,443	69,789

Costs of revenues:
Cost of licenses	75	70	228	199
Cost of services	6,674	7,567	19,130	21,590
Cost of site support	4,548	4,831	14,492	13,143

Total costs of revenues	11,297	12,468	33,850	34,932

Gross margin	10,929	11,503	32,593	34,857

Operating expenses:
Selling and marketing	2,471	2,487	8,687	8,079
General and administrative	3,945	2,527	11,758	8,915
Research and development	980	1,128	3,328	3,155

Total operating expenses	7,396	6,142	23,773	20,149

Operating income	3,533	5,361	8,820	14,708
Other income, net	339	584	1,067	1,703

Income before income taxes	3,872	5,945	9,887	16,411
Income tax provision	1,407	2,239	3,821	6,318

Net income	$2,465	$3,706	$6,066	$10,093

Basic net income per share	$0.05	$0.07	$0.12	$0.20

Diluted net income per share	$0.05	$0.07	$0.12	$0.20

Shares used to calculate basic net income per share	49,540	50,594	49,302	50,430

Shares used to calculate diluted net income per share	51,376	51,829	51,525	51,681

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2007
Operating activities:
Net income	$6,066	$10,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,537	11,066
Cost of sales of equipment	3,483	1,004
Non-cash share-based compensation	2,319	1,576
Changes in operating assets and liabilities:
Accounts receivable	44	(3,777)
Prepaid expenses and other	(452)	(595)
Accounts payable	1,966	(1,888)
Accrued expenses	(1,156)	1,500
Income taxes	(3,062)	2,749
Deferred revenues	(8,744)	995

Net cash provided by operating activities	9,001	22,723

Investing activities:
Purchases of property and equipment	(12,269)	(10,066)
Purchases of investments	(24,516)	(50,108)
Proceeds from sales of investments	21,040	48,617

Net cash used in investing activities	(15,745)	(11,557)

Financing activities:
Repayment of capital lease obligations	(114)	(1,962)
Proceeds from exercise of stock options	3,548	1,600
Stock option income tax benefit	3,702	628
Repurchase of common stock for treasury	(5,803)	—

Net cash provided by financing activities	1,333	266

Effect of exchange rate changes on cash	244	269

Net (decrease) increase in cash and cash equivalents	(5,167)	11,701
Cash and cash equivalents, beginning of period	18,432	15,497

Cash and cash equivalents, end of period	$13,265	$27,198

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
          The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company”, “eRT” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission and in this Form 10-Q.
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
          We recognize software revenues in accordance with the Accounting Standards Executive Committee Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition’, With Respect to Certain Transactions.” Accordingly, we recognize up-front license fee revenues under the residual method when a formal agreement exists, delivery of the software and related documentation has occurred, collectability is probable and the license fee is fixed or determinable. We recognize monthly and annual term license fee revenues over the term of the arrangement. Hosting service fees are recognized evenly over the term of the service. Cardiac Safety services revenues consist of services that we provide on a fee for services basis and are recognized as the services are performed. Site support revenues are recognized at the time of sale or over the rental period. We recognize revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. We provide consulting and training services on a time and materials basis and recognize revenues as we perform the services.
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
          Amortization of capitalized software development costs is charged to cost of revenues. Amortization of capitalized software development costs was $0.2 million and $0.7 million for the three months ended September 30, 2006 and 2007, respectively, and $1.0 million and $2.2 million for the nine months ended September 30, 2006 and 2007, respectively. For the nine months ended September 30, 2006 and 2007, we capitalized $3.6 million and $1.4 million, respectively, of software development costs related to labor and consulting and $0 and $1.7 million, respectively, related to capitalized software. As of September 30, 2007, $3.1 million of capitalized costs have not yet been placed in service and are therefore not being amortized.
          The largest component of property and equipment is cardiac safety equipment. Our clients use the cardiac safety equipment to perform the ECG and Holter recordings, and it also provides the means to send such recordings to eRT. We provide this equipment to clients primarily through rentals via cancellable agreements and, in some cases, through non-recourse equipment sales. The equipment rentals and sales are included in, or associated with, our Cardiac Safety services agreements with our clients and the decision to rent or buy equipment is made by our clients prior to the start of the cardiac safety study. The decision to buy rather than rent is usually predicated upon the economics to the client based upon the length of the study and the number of ECGs to be performed each month. The longer the study and the fewer the number of ECGs performed, the more likely it is that the client may request to purchase cardiac safety equipment rather than rent. Regardless of whether the client rents or buys the cardiac safety equipment, we consider the resulting cash flow to be part of our operations and reflect it as such in our consolidated statements of cash flows.
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
          The gross cost for cardiac safety equipment was $29.2 million and $36.3 million at December 31, 2006 and September 30, 2007, respectively. The accumulated depreciation for cardiac safety equipment was $15.2 million and $20.1 million at December 31, 2006 and September 30, 2007, respectively.
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
Long-lived Assets
          In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during either of the nine-month periods ended September 30, 2006 or September 30, 2007.
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
Stock-Based Compensation
Accounting for Stock-Based Compensation
          On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006 is recognized in the Consolidated Statements of Operations over the remaining service period after such date based on the award’s original estimate of fair value. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three and nine months ended September 30, 2006 under SFAS No. 123R was $0.7 million and $2.3 million, respectively. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three and nine months ended September 30, 2007 under SFAS No. 123R was $0.4 million and $1.6 million, respectively. For the three months ended September 30, 2006, this additional share-based compensation lowered pre-tax earnings by $0.7 million, lowered net income by $0.6 million and lowered basic and diluted earnings per share by $0.01. For the three months ended September 30, 2007, this additional share-based compensation lowered pre-tax earnings by $0.4 million, lowered net income by $0.4 million and lowered basic and diluted earnings per share by $0.01. For the nine months ended September 30, 2006, this additional share-based compensation lowered pre-tax earnings by $2.3 million, lowered net income by $1.9 million and lowered basic and diluted earnings per share by $0.04. For the nine months ended September 30, 2007, this additional share-based compensation lowered pre-tax earnings by $1.6 million, lowered net income by $1.3 million and lowered basic and diluted earnings per share by $0.03. SFAS No. 123R also amended SFAS No. 95, “Statement of Cash Flows,” to require that tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.
Valuation Assumptions for Options Granted
          The fair value of each stock option granted during the nine months ended September 30, 2006 and 2007 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis.

	2006	2007
Risk-free interest rate	4.82%	4.68%
Expected dividend yield	0.00%	0.00%
Expected life	3.5 years	3.5 years
Expected volatility	59.68%	55.89%
          The above assumptions were used to determine the weighted-average per share fair value of $6.15 and $3.38 for stock options granted during the first nine months of 2006 and 2007, respectively.
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
     On February 7, 2006, we entered into a new employment agreement with our former President and Chief Executive Officer in connection with the announcement of his retirement from his position as President and Chief Executive Officer and Director of the Company. His employment terminated on September 11, 2006 and any options not then exercisable became exercisable in full. As a result of this modification to his option terms, we revalued his options as of February 7, 2006 and amortized the resulting expense through September 11, 2006. This change resulted in additional pre-tax compensation expense of $0.3 million in the first nine months of 2006.

     Information with respect to outstanding options under our plans is as follows:

		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term	(in thousands)
Outstanding as of January 1, 2007	4,387,033	$8.56
Granted	599,900	7.54
Exercised	(498,708)	3.21
Cancelled/forfeited	(344,652)	16.12

Outstanding as of September 30, 2007	4,143,573	7.68	5.0	$19,937

Options exercisable or expected to vest at September 30, 2007	3,974,257	8.37	5.0	$19,564

Options exercisable at September 30, 2007	3,014,798	7.68	4.8	$17,447

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended September 30, 2006 and 2007 was $10.6 million and $2.4 million, respectively.
     As of September 30, 2007, there was $3.8 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Tax Effect Related to Stock-based Compensation Expense
     SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the statement of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our Consolidated Statement of Operations in the nine months ended September 30, 2007 related to stock-based compensation expense was approximately $0.3 million. There was no tax benefit recognized in the nine months ended September 30, 2006.

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
     The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Net		Per Share
Three Months Ended September 30,	Income	Shares	Amount
2006

Basic net income	$2,465	49,540	$0.05
Effect of dilutive shares	—	1,836	—

Diluted net income	$2,465	51,376	$0.05

2007

Basic net income	$3,706	50,594	$0.07
Effect of dilutive shares	—	1,235	—

Diluted net income	$3,706	51,829	$0.07

	Net		Per Share
Nine Months Ended September 30,	Income	Shares	Amount
2006

Basic net income	$6,066	49,302	$0.12
Effect of dilutive shares	—	2,223	—

Diluted net income	$6,066	51,525	$0.12

2007

Basic net income	$10,093	50,430	$0.20
Effect of dilutive shares	—	1,251	—

Diluted net income	$10,093	51,681	$0.20

     In computing diluted net income per share, options to purchase 1,877,000 and 1,276,000 shares of common stock were excluded from the computations for the three months ended September 30, 2006 and 2007, respectively and options to purchase 1,436,000 and 1,593,000 shares of common stock were excluded from the computations for the nine months ended September 30, 2006 and 2007, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income	$2,465	$3,706	$6,066	$10,093

Other comprehensive income:
Currency translation adjustment	(173)	222	502	451

Comprehensive income, net of tax	$2,292	$3,928	$6,568	$10,544

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
Note 6. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of SFAS 109, on January 1, 2007. We did not recognize any adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date, we had $0.8 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At September 30, 2007, we had $1.0 million of unrecognized tax benefits under the provisions of FIN 48. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 7. Commitments and Contingencies
Royalties
     In the second quarter of 2007, we entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 interactive voice response (IVR) clinical assessments offered by HTS along with HTS’s IVR system. As of September 30, 2007, we paid HTS $1.5 million for the license and a $0.25 million advanced payment against future royalties. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. An additional $0.75 million of royalty payments are guaranteed, and will be made in two payments — the later of (i) 12 months from the date of the first EXPeRT® ePRO™ sale and (ii) when the system is validated, and 6 months after this date. Any royalties earned by HTS will be applied against these payments. After these two payments are made, all future payments to HTS will be royalty payments based on revenues received from EXPeRT® ePRO™ sales.

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
     Geographic information is as follows (in thousands of dollars):

	Three Months Ended September 30, 2006
	North
	America	Europe	Total
License revenues	$602	$—	$602
Service revenues	11,813	2,680	14,493
Site support revenues	5,304	1,827	7,131

Net revenues from external customers	$17,719	$4,507	$22,226

Operating income	$3,271	$262	$3,533
Long-lived assets	$21,361	$8,363	$29,724
Identifiable assets	$90,784	$16,132	$106,916

	Three Months Ended September 30, 2007
	North
	America	Europe	Total
License revenues	$651	$—	$651
Service revenues	13,108	3,345	16,453
Site support revenues	4,473	2,394	6,867

Net revenues from external customers	$18,232	$5,739	$23,971

Operating income	$4,428	$933	$5,361
Long-lived assets	$25,574	$7,553	$33,127
Identifiable assets	$112,552	$20,201	$132,753

	Nine Months Ended September 30, 2006
	North
	America	Europe	Total
License revenues	$2,336	$—	$2,336
Service revenues	34,255	7,785	42,040
Site support revenues	16,391	5,676	22,067

Net revenues from external customers	$52,982	$13,461	$66,443

Operating income	$8,005	$815	$8,820
Long-lived assets	$21,361	$8,363	$29,724
Identifiable assets	$90,784	$16,132	$106,916

	Nine Months Ended September 30, 2007
	North
	America	Europe	Total
License revenues	$2,013	$—	$2,013
Service revenues	38,415	9,567	47,982
Site support revenues	13,153	6,641	19,794

Net revenues from external customers	$53,581	$16,208	$69,789

Operating income	$12,329	$2,379	$14,708
Long-lived assets	$25,574	$7,553	$33,127
Identifiable assets	$112,552	$20,201	$132,753

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
•	eResearch Community™ (eRC™) is an easy to use portal application that provides real-time information related to monitoring clinical trial activities, data quality and safety.

•	eData Entry™ (eDE™) technology provides a comprehensive electronic data capture (EDC) system comprised of technology and consulting services formulated to deliver rapid time to benefit for electronic trial initiatives.

•	eData Management™ (eDM™) is a clinical data management application for collecting, cleaning and managing clinical trial data.

•	eSafety Net™ (eSN™) is an adverse event management system enabling the generation of key regulatory reports, including CIOMS and Medwatch.

•	eStudy Conduct™ (eSC™) is a clinical trial management technology that can be used to set up clinical trials, establish standards, track study activities, plan resources, distribute supplies, manage the financial aspects of a trial and electronically view clinical trial data.
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
     We conduct our operations through offices in the United States (U.S.) and the United Kingdom (UK). Our international net revenues represented approximately 20% and 23% of total net revenues for the nine months ended September 30, 2006 and 2007, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology, and revenues are generally attributed to the geographic segment where the work is performed.

Results of Operations
Executive Overview
We reported revenues of $24.0 million for the third quarter of 2007, a 7.9% increase from $22.2 million in the third quarter of 2006. The revenue for 2006 included the recognition of $1.2 million in revenue for the ending of a franchise agreement. The total ECG volume was up 40% in the third quarter of 2007 as compared to the third quarter of 2006. Equipment sales were $969,000 in the third quarter of 2007 compared to $1,812,000 in the third quarter of 2006.
Gross margin percentage in the third quarter of 2007 was 48.0% compared to 49.2% in the third quarter of 2006. The gross margin in 2006 was favorably affected by the recognition of $1.2 million for the ending of a franchise agreement. Pre-tax income margin in the third quarter of 2007 was 24.8% compared to 17.4% in the third quarter of 2006. Our tax rate for the third quarter of 2007 was 37.7% compared to 36.3% in the third quarter of 2006.
Net income was $3.7 million for the third quarter of 2007, a 50.3% increase from $2.5 million in the third quarter of 2006. This resulted in net income per diluted share of $0.07 in the third quarter of 2007, compared to $0.05 in the third quarter of 2006.
For the nine months ended September 30, 2007, we reported revenues of $69.8 million compared to $66.4 million for the nine months ended September 30, 2006. Our gross margin percentage for the nine months ended September 30, 2007 was 49.9% compared to 49.1% for the nine months ended September 30, 2006. Pre-tax income margin for the nine months ended September 30, 2007 was 23.5% compared to 14.9% for the nine months ended September 30, 2006. Our tax rate was 38.5% for the nine months ended September 30, 2007 compared to 38.6% for the nine months ended September 30, 2006.
Net income of $10.1 million, or $0.20 per diluted share, for the nine months ended September 30, 2007 compared to net income of $6.1 million, or $0.12 per diluted share, for the nine months ended September 30, 2006.
On November 1, 2007, we announced backlog of $115.0 which represents a 23.4% growth in our backlog as of September 30, 2007 compared to September 30, 2006. The annualized cancellation rate for the third quarter of 2007 was 13.4%. The $35.5 million in new bookings of contracts and work orders in the third quarter of 2007 represented a 40.3% increase from the same quarter a year ago. The book-to-bill ratio for the third quarter was 1.5, an increase from the book-to-bill ratio of 1.4 in the second quarter of 2007 and 1.1 in the third quarter of 2006.

     The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net revenues:
Licenses	2.7%	2.7%	3.5%	2.9%
Services	65.2%	68.6%	63.3%	68.7%
Site support	32.1%	28.7%	33.2%	28.4%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Costs of revenues:
Cost of licenses	0.3%	0.3%	0.3%	0.3%
Cost of services	30.0%	31.6%	28.8%	31.0%
Cost of site support	20.5%	20.1%	21.8%	18.8%

Total costs of revenues	50.8%	52.0%	50.9%	50.1%

Gross margin	49.2%	48.0%	49.1%	49.9%

Operating expenses:
Selling and marketing	11.1%	10.4%	13.1%	11.6%
General and administrative	17.8%	10.5%	17.7%	12.7%
Research and development	4.4%	4.7%	5.0%	4.5%

Total operating expenses	33.3%	25.6%	35.8%	28.8%

Operating income	15.9%	22.4%	13.3%	21.1%
Other income, net	1.5%	2.4%	1.6%	2.4%

Income before income taxes	17.4%	24.8%	14.9%	23.5%
Income tax provision	6.3%	9.3%	5.8%	9.0%

Net income	11.1%	15.5%	9.1%	14.5%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2007.
     The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Three Months Ended September 30,
	2006	2007	Increase (Decrease)
Licenses:
Net revenues	$602	$651	$49	8.1%
Costs of revenues	75	70	(5)	(6.7%)

Gross margin	$527	$581	$54	10.2%

Services:
Cardiac Safety
Net revenues	$12,668	$14,927	$2,259	17.8%
Costs of revenues	5,913	6,918	1,005	17.0%

Gross margin	$6,755	$8,009	$1,254	18.6%

Technology consulting and training
Net revenues	$859	$676	$(183)	(21.3%)
Costs of revenues	502	446	(56)	(11.2%)

Gross margin	$357	$230	$(127)	(35.6%)

Software maintenance
Net revenues	$966	$850	$(116)	(12.0%)
Costs of revenues	259	203	(56)	(21.6%)

Gross margin	$707	$647	$(60)	(8.5%)

Total services
Net revenues	$14,493	$16,453	$1,960	13.5%
Costs of revenues	6,674	7,567	893	13.4%

Gross margin	$7,819	$8,886	$1,067	13.6%

Site support:
Net revenues	$7,131	$6,867	$(264)	(3.7%)
Costs of revenues	4,548	4,831	283	6.2%

Gross margin	$2,583	$2,036	$(547)	(21.2%)

Total
Net revenues	$22,226	$23,971	$1,745	7.9%
Costs of revenues	11,297	12,468	1,171	10.4%

Gross margin	10,929	11,503	574	5.3%

Operating expenses:
Selling and marketing	2,471	2,487	16	0.6%
General and administrative	3,945	2,527	(1,418)	(35.9%)
Research and development	980	1,128	148	15.1%

Total operating expenses	7,396	6,142	(1,254)	(17.0%)

Operating income	3,533	5,361	1,828	51.7%
Other income, net	339	584	245	72.3%

Income before income taxes	3,872	5,945	2,073	53.5%
Income tax provision	1,407	2,239	832	59.1%

Net income	$2,465	$3,706	$1,241	50.3%

     The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended September 30,		Increase
	2006	2007	(Decrease)
Cost of licenses	12.5%	10.8%	(1.7%)
Cost of services:
Cardiac Safety	46.7%	46.3%	(0.4%)
Technology consulting and training	58.4%	66.0%	7.6%
Software maintenance	26.8%	23.9%	(2.9%)
Total cost of services	46.1%	46.0%	(0.1%)
Cost of site support	63.8%	70.4%	6.6%
Total costs of revenues	50.8%	52.0%	1.2%

Operating expenses:
Selling and marketing	11.1%	10.4%	(0.7%)
General and administrative	17.8%	10.5%	(7.3%)
Research and development	4.4%	4.7%	0.3%
     The increase in Cardiac Safety service revenues was primarily due to additional transactions performed in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, partially offset by the recognition of the balance of deferred revenues of $1.2 million that remained upon the termination of a Digital ECG Franchise at the end of August 2006 as well as a decrease in average revenue per transaction that was largely due to the impact of increased activity in semi-automated processing, which generally includes lower fees per transaction than other studies, as well as competitive pricing pressure. Additionally, Cardiac Safety service revenue in the three months ended September 30, 2007 included $0.7 million of cardiac safety consulting services revenue, which was a new revenue source to eRT beginning in 2007. Beginning in 2007, we have an arrangement with a company owned by our chairman, Dr. Morganroth, whereby we will pay Dr. Morganroth’s company between 80% to 90% of the net amounts billed to certain customers for performing a portion of the consulting services provided on our behalf to those customers.
     The decrease in technology consulting and training revenues was primarily related to a $0.3 reduction in Clinical Data protocol set-up work in 2007 as compared to 2006 which is partially offset by additional revenue from Cardiac Safety service customers for reporting configuration, which is consistent with the increase in Cardiac Safety activity.
     Software maintenance revenues decreased due to the cancellation and non-renewals of maintenance agreements and a reduction in the number of users. Our current sales focus is on monthly and annual term license sales rather than perpetual license sales, which will lead to the erosion of maintenance revenue over time. Monthly and annual term license sales do not generate maintenance revenue as the license fee includes product upgrades and customer support.
     Site support revenues decreased primarily due to a $0.8 million decrease in the sale of cardiac safety equipment in the third quarter of 2007 as compared to the third quarter of 2006. Partially offsetting this decrease was an increase in freight revenue of $0.5 million related to the additional units rented and improvements in identifying recoverable freight costs and a $0.1 million increase in the rental of cardiac safety equipment due to an increase in the number of units rented, but at a lower average price.
     The increase in the cost of Cardiac Safety services was primarily due to $0.6 million in consulting costs related to cardiac safety consulting revenue discussed above, a $0.5 million increase in depreciation expense related to the EXPeRT® 2 which was placed into production in January 2007, a $0.3 million increase in bonus expense as certain bonus targets are expected to be met in 2007 while there was no bonus in 2006 and a $0.2 million increase in labor. Partially offsetting the increase was a $0.3 million decrease in telecommunications expense due to unanticipated additional third-party service charges in 2006 for services previously provided. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
     The increase in the cost of site support, both in absolute terms and as a percentage of site support revenues, was primarily due to a $0.5 million increase in freight associated with additional shipments of equipment as well as smaller increases in the costs of supplies and labor. Partially offsetting this decrease was a $0.4 million decrease in the cost of equipment sales commensurate with the decrease in revenue from equipment sales.

     The decrease in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $0.6 million of costs associated with management changes in the second quarter of 2006, a $0.2 million charitable contribution in 2006, a $0.2 million reduction in labor due to headcount reductions in 2007 and decreases in stock option compensation expense, telecommunications expense, depreciation and legal fees.
     The increase in research and development expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to a $0.2 million reduction in the capitalization of salaries for internal-use software projects.
     Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments, interest expense related to capital lease obligations and foreign exchange losses. Other income, net increased primarily due to higher interest income in the third quarter of 2007 due to higher average interest rates and cash balances.
     Our effective tax rate was 36.3% and 37.7% for the three months ended September 30, 2006 and 2007, respectively. We expect our effective tax rate for the fourth quarter of 2007 to be approximately 39.0%. The tax rate for the three months ended September 30, 2006 included a tax benefit of approximately $82,000 related to the reconciliation of the 2005 tax provision to the 2005 tax return and an adjustment to the year-to-date effective tax rate, primarily due to a reforecast of tax-exempt interest. The tax rate for the three months ended September 30, 2007 included a tax benefit of approximately $0.1 million related to the reconciliation of the 2006 tax provision to the 2006 U.S. federal tax return.

Nine months Ended September 30, 2006 Compared to Nine months Ended September 30, 2007.
     The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Nine Months Ended September 30,
	2006	2007	Increase (Decrease)
Licenses:
Net revenues	$2,336	$2,013	$(323)	(13.8%)
Costs of revenues	228	199	(29)	(12.7%)

Gross margin	$2,108	$1,814	$(294)	(13.9%)

Services:
Cardiac Safety
Net revenues	$37,030	$43,376	$6,346	17.1%
Costs of revenues	16,964	19,699	2,735	16.1%

Gross margin	$20,066	$23,677	$3,611	18.0%

Technology consulting and training
Net revenues	$2,003	$1,999	$(4)	(0.2%)
Costs of revenues	1,401	1,268	(133)	(9.5%)

Gross margin	$602	$731	$129	21.4%

Software maintenance
Net revenues	$3,007	$2,607	$(400)	(13.3%)
Costs of revenues	765	623	(142)	(18.6%)

Gross margin	$2,242	$1,984	$(258)	(11.5%)

Total services
Net revenues	$42,040	$47,982	$5,942	14.1%
Costs of revenues	19,130	21,590	2,460	12.9%

Gross margin	$22,910	$26,392	$3,482	15.2%

Site support:
Net revenues	$22,067	$19,794	$(2,273)	(10.3%)
Costs of revenues	14,492	13,143	(1,349)	(9.3%)

Gross margin	$7,575	$6,651	$(924)	(12.2%)

Total
Net revenues	$66,443	$69,789	$3,346	5.0%
Costs of revenues	33,850	34,932	1,082	3.2%

Gross margin	32,593	34,857	2,264	6.9%

Operating expenses:
Selling and marketing	8,687	8,079	(608)	(7.0%)
General and administrative	11,758	8,915	(2,843)	(24.2%)
Research and development	3,328	3,155	(173)	(5.2%)

Total operating expenses	23,773	20,149	(3,624)	(15.2%)

Operating income	8,820	14,708	5,888	66.8%
Other income, net	1,067	1,703	636	59.6%

Income before income taxes	9,887	16,411	6,524	66.0%
Income tax provision	3,821	6,318	2,497	65.3%

Net income	$6,066	$10,093	$4,027	66.4%

     The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Nine Months Ended September 30,		Increase
	2006	2007	(Decrease)
Cost of licenses	9.8%	9.9%	0.1%
Cost of services:
Cardiac Safety	45.8%	45.4%	(0.4%)
Technology consulting and training	69.9%	63.4%	(6.5%)
Software maintenance	25.4%	23.9%	(1.5%)
Total cost of services	45.5%	45.0%	(0.5%)
Cost of site support	65.7%	66.4%	0.7%
Total costs of revenues	50.9%	50.1%	(0.8%)

Operating expenses:
Selling and marketing	13.1%	11.6%	(1.5%)
General and administrative	17.7%	12.7%	(5.0%)
Research and development	5.0%	4.5%	(0.5%)
     License revenues decreased due to the sale of one significant license in 2006 with no comparable sale in 2007.
     The increase in Cardiac Safety service revenues was primarily due to additional transactions performed in 2007 as compared to 2006 partially offset by the recognition of the balance of deferred revenues of $1.2 million that remained upon the termination of a Digital ECG Franchise at the end of August 2006 as well as a decrease in average revenues per transaction. This decrease was largely due to the impact of increased activity in semi-automated processing, which generally includes lower fees per transaction than other studies, as well as competitive pricing pressure. Additionally, Cardiac Safety service revenue in the nine months ended September 30, 2007 included $1.2 million of cardiac safety consulting services revenue, which was a new revenue source to eRT beginning in 2007. There was also a $0.7 million increase in project management fees and a $0.5 million increase in miscellaneous revenue, commensurate with the increase in ECG transaction revenue.
     Software maintenance revenues decreased due to the cancellation and non-renewals of maintenance agreements and a reduction in the number of users. These declines were partially offset by maintenance on several software licenses sold during 2006 and 2007. Our current sales focus is on monthly and annual term license sales rather than perpetual license sales, which will lead to the erosion of maintenance revenue over time. Monthly and annual term license sales do not generate maintenance revenue as the license fee includes product upgrades and customer support.
     Site support revenues decreased primarily due to a $4.4 million decrease in the sale of cardiac safety equipment for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Partially offsetting this decrease was a $1.1 million increase in the rental of cardiac safety equipment due to an increase in the number of units rented as well as an increase in freight revenue of $0.9 million related to the additional units rented.
     The increase in the cost of Cardiac Safety services was primarily due to a $1.2 million increase in depreciation expense related to the EXPeRT® 2 which was placed into production in January 2007, $0.9 million in consulting costs related to cardiac safety consulting revenue discussed above, $0.6 million increase in bonus expense as certain bonus targets are expected to be met in 2007 while there was no bonus in 2006, $0.4 million increase in labor, and $0.2 million increase in software license and maintenance. Partially offsetting the increase were reductions of $0.1 million each in telecommunications, depreciation expense excluding EXPeRT® 2, stock option compensation expense, pass-through costs and allocated expenses. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
     The decrease in the cost of technology consulting and training revenues, both in absolute terms and as a percentage of technology consulting and training revenues, was the result of a number of small decreases in expenses such as labor, travel and placement fees.
     The decrease in the cost of software maintenance revenues, both in absolute terms and as a percentage of software maintenance revenues, was the result of lower labor costs due to reduced headcount.

     The decrease in the cost of site support was primarily due to a $2.5 million decrease in the cost of equipment sales commensurate with the decrease in revenue from equipment sales. Partially offsetting this decrease was a $0.9 million increase in freight and $0.2 million increase in supplies due to an increase in the number of units of equipment utilized by our clients. The increase in the cost of site support as a percentage of site support revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
     The decrease in selling and marketing expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to a $0.3 million decrease in bonus expense. In 2006, most of the selling staff was on a bonus plan that required the achievement of certain quarterly sales targets. In 2007, we implemented a commission plan under which payments are based upon a percentage of revenue earned. Payments under the commission plan will increase as signings convert into revenue (i.e. as work is performed for the contracts that were signed in the first nine months of 2007). There was also a $0.2 million decrease in labor costs due to reduced headcount in the nine months ended September 30, 2007. The decrease was also due to decreased stock option compensation expense and employee placement fees.
     The decrease in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $1.7 million of costs associated with management changes in the second quarter of 2006 and $0.6 million of costs in the first nine months of 2006 associated with the settlement of a contract dispute, for which there were no corresponding expenses in the first nine months of 2007. Additionally, there were decreases of $0.4 million in stock option compensation expense, $0.3 million in professional fees related to project and legal matters, $0.2 million in charitable contributions made in 2006 and not repeated in 2007 and $0.2 million in labor costs due to headcount reductions in 2007. Partially offsetting the decrease was $0.7 million in severance-related costs for employees terminated in February 2007.
     The decrease in research and development expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to a $0.3 million decrease in expense for third-party consultants and a $0.3 million decrease in software license and maintenance expense. Smaller decreases totaling $0.3 million occurred in expenses such as labor, stock option compensation expense, allocated expenses, depreciation, training and placement fees. Partially offsetting the decrease was a reduction in the capitalization of salaries for internal-use software projects of $0.7 million.
     Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments, interest expense related to capital lease obligations and foreign exchange losses. Other income, net, increased primarily due to higher interest income in the first nine months of 2007 as a result of higher average interest rates and cash balances.
     Our effective tax rate was 38.6% and 38.5% for the nine months ended September 30, 2006 and 2007, respectively. We expect our effective tax rate for the fourth quarter of 2007 to be approximately 39.0%.

Liquidity and Capital Resources
     At September 30, 2007, we had $27.2 million of cash and cash equivalents and $43.8 million invested in short-term and long-term investments. We generally place our investments in municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates and maturities of less than one year and A1P1 rated commercial bonds and paper.
     For the nine months ended September 30, 2007, our operations provided cash of $22.7 million compared to $9.0 million during the nine months ended September 30, 2006. The change was primarily the result of a $1.0 million increase in deferred revenue in the first nine months of 2007 as compared to an $8.7 million decrease in the first nine months of 2006. A large Digital ECG Franchise ended in 2006, which resulted in the decrease in deferred revenues in 2006 as the franchise advanced payments were recognized as revenue as services were performed. Also, there was a $2.7 million decrease in net income taxes payable in the first nine months of 2007 as compared to a $3.1 million increase in net prepaid income taxes in the first nine months of 2006 due to the size and timing of estimated payments. Net income before non-cash items increased $3.3 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Accrued expenses in the first nine months of 2007 increased $1.5 million as compared to a decrease of $1.2 million in 2006. The increase in 2007 was primarily related to accrued bonuses which were minimal in 2006. Partially offsetting these items was an increase in accounts receivable in the first nine months of 2007 of $3.8 million as compared to no change in the first nine months of 2006. This increase was largely due to the accounts receivables related to a client that had operated under the Digital ECG Franchise through mid-2006. Under the Digital ECG Franchise, the client prepaid most of its costs. There was also a decrease in accounts payable in the first nine months of 2007 of $1.9 million as compared to a $2.0 million increase in the first nine months of 2006. The 2006 accounts payable included higher amounts of equipment purchases and unanticipated additional third-party service charges for services previously provided.
     For the nine months ended September 30, 2007, our investing activities used cash of $11.6 million compared to $15.7 million during the nine months ended September 30, 2006. The change was the result of net activity related to investments, which used $1.5 million of cash for the nine months ended September 30, 2007, compared to $3.5 million for the nine months ended September 30, 2006, and a $2.2 million decrease in cash used for purchases of property and equipment for the nine months ended September 30, 2007 as compared to the first nine months of 2006.
     During the nine months ended September 30, 2007 and 2006, we purchased $10.1 million and $12.3 million, respectively, of property and equipment. Included in property and equipment is internal-use software associated with a data and communications management services software product (EXPeRT®) used in connection with our centralized core cardiac safety ECG services. We capitalize certain internal-use software costs in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software for Internal Use.” The amortization is charged to the cost of Cardiac Safety services beginning at the time the software is ready for its intended use. In April 2005, we began developing enhancements to EXPeRT® which were necessary while an upgrade to EXPeRT® (EXPeRT® 2) was being developed. EXPeRT® 2 was placed into production in January 2007. Beginning in January 2007, additional capitalizable development costs of EXPeRT® 2 were incurred to develop new functionalities of and enhancements to EXPeRT® 2. In addition to the $3.1 million capitalized in the nine months ended September 30, 2007, we expect to spend approximately $0.4 million for capitalizable development costs during the balance of 2007.
     In the first quarter of 2006, we began development of a data warehouse that enables centralized capture of cardiac safety data and the ability to integrate with the Food and Drug Administration’s ECG data warehouse. The data warehouse was placed into production in January 2007.
     In the second quarter of 2007, we announced that we were launching a new line of business focused on electronic patient reported outcomes (EXPeRT® ePRO™) and entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 IVR clinical assessments offered by HTS along with HTS’s IVR system. We are completing validation of the IVR system and expect to place the system into production by the end of 2007. As of September 30, 2007, we paid HTS $1.5 million for the license and a $0.25 million advanced payment against future royalties. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. An additional $0.75 million of royalty payments are guaranteed, and will be made in two payments — the later of (i) 12 months from the date of the first EXPeRT® ePRO™ sale and (ii) when the system is validated, and 6 months after this date. Any royalties earned by HTS will be applied against these payments. After these two payments are made, all future payments to HTS will be solely based on royalty payments based on revenues received from EXPeRT® ePRO™ sales.
     The following table presents the internal-use software costs and related amortization as of September 30, 2007 (in thousands):

			Related	Total
		Labor and	Direct Costs	Capitalized	Monthly	Accumulated
	Amortization Period	Consulting	of Materials	Costs	Amortization	Amortization
EXPeRT® enhancements	October 2005-September 2007	$463	$—	$463	$20	$463

Semi-automated ECG processing software
Initial costs	February 2004-January 2008	449	361	810	17	743
Enhancements	October 2004-September 2008	380	—	380	8	285
Additional enhancements	April 2005-March 2009	376	—	376	8	234

EXPeRT® 2
Initial costs	January 2007-December 2011	9,412	1,139	10,551	176	1,583
Enhancements	To be determined	1,369	—	1,369	—	—

Data warehouse	January 2007-December 2011	722	—	722	12	108

ePRO™	To be determined	65	1,658	1,723	—	—

Total		$13,236	$3,158	$16,394	$241	$3,416

     For the nine months ended September 30, 2007, our financing activities provided cash of $0.3 million compared to a $1.3 million for the nine months ended September 30, 2006. The change was primarily the result of a reduction in the tax benefits related to stock option exercises of $3.1 million, a $1.9 million decrease in proceeds from the exercise of stock options and $1.8 million of repayments of capital lease obligations related to the agreement to purchase our leased cardiac safety equipment as discussed below. Partially offsetting the reduction in cash provided by financing activities was the purchase of $5.8 million of common stock under our stock buy-back program in the first quarter of 2006. There was no purchase under the stock buy-back program in the first nine months of 2007.
     We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million. To date, we have not borrowed any amounts under our line of credit. As of September 30, 2007, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million.
     During the first quarter of 2007, we entered into an agreement to purchase all of our leased cardiac safety equipment at an established price at the end of each lease schedule’s term. As a result, in addition to the scheduled minimum lease payments, we will pay $0.7 and $0.5 million in 2007 and 2008, respectively, to purchase the equipment.
     We have a commitment to purchase approximately $2.3 million of private label cardiac safety equipment from a manufacturer over the twelve-month period ending in November 2008. This cardiac safety equipment is expected to be purchased in the normal course of business and thus does not represent a significant commitment above our expected purchases of ECG equipment during that period.
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
     In the second quarter of 2005, the stock buy-back program that was originally announced in April 2004 and extended to 2,500,000 shares in October 2004 was extended by an additional 10,000,000 shares to a total of 12,500,000 shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and short-term and long-term investments and could also require us to seek additional external financing. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. During the nine months ended September 30, 2006, we purchased 400,000 shares of our common stock at a cost of $5.8 million. No shares were purchased during the nine months ended September 30, 2007.

Inflation
     We believe the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our primary financial market risks include fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
     We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the nine months ended September 30, 2007 would have decreased by approximately $.5 million. This estimate assumes that the decrease occurred on the first day of 2007 and reduced the yield of each investment by 100 basis points. The impact on interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the nine months ended September 30, 2007 by approximately $0.3 million.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company (including our consolidated subsidiaries) in the reports we file with or submit to the Securities and Exchange Commission is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

eResearchTechnology, Inc. (Registrant)
Date: November 5, 2007	By:	/s/ Michael J. McKelvey
Michael J. McKelvey
President and Chief Executive Officer, Director (Principal executive officer)

Date: November 5, 2007	By:	/s/ Richard A. Baron
Richard A. Baron
Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.