Form 10-K
period 2007-12-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2008-03-07
CIK 1026650

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $380,689,713 based on the closing sale price as reported on the Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2008

Common Stock, $.01 par value per share	50,623,172 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A.

PART I

ITEM 1.	BUSINESS

General

eResearchTechnology, Inc. (eRT), a Delaware corporation, was founded in 1977 to provide Cardiac Safety services to evaluate the safety of new drugs. eRT and its consolidated subsidiaries collectively are referred to as the “Company” or “we.” We provide technology and services that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic services (Cardiac Safety services or EXPeRT® ECG services) and a leading provider of technology and services that streamline the clinical trials process by enabling our clients to evolve from traditional, paper-based methods to electronic processing using our EXPeRT® eClinical and EXPeRT® ePRO products and services.

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. We offer Cardiac Safety services, which are utilized by pharmaceutical companies, biotechnology companies, medical device companies, clinical trial sponsors and clinical research organizations (CROs) during the conduct of clinical trials. The Cardiac Safety services are performed during all phases of a clinical trial cycle and include the collection, interpretation and distribution of electrocardiographic (ECG) data and images. The ECG provides an electronic map of the heart’s rhythm and structure, and typically is performed in most clinical trials. Cardiac Safety services permit assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Thorough QTc studies are comprehensive studies that typically are of large volume and of short duration, with ECGs performed over a two- to six-month period. We also offer site support, which includes the rental and sale of cardiac safety equipment along with related supplies and freight. Additionally, we offer the licensing and, at the client’s option, hosting of our proprietary EXPeRT® eClinical software products and the provision of maintenance and consulting services in support of our proprietary EXPeRT® eClinical software products. We offer electronic patient reported outcomes (ePRO) services along with 57 proprietary clinical assessments.

We conduct our operations through offices in the United States (U.S.) and the United Kingdom (UK). Our international net revenues represented approximately 20%, 21% and 23% of total net revenues for the years ended December 31, 2005, 2006 and 2007, respectively. The majority of our revenues are allocated based upon the profit split transfer pricing methodology, and revenues are generally allocated to the geographic segment where the work is performed.

Recent Transactions

On November 28, 2007, we acquired Covance Cardiac Safety Services, Inc. (CCSS), the centralized ECG business of Covance Inc. (Covance). CCSS is engaged primarily in the business of processing electrocardiograms in a digital environment as part of clinical trials of pharmaceutical candidates to permit assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Under the terms of the Purchase Agreement, we purchased all of the outstanding shares of capital stock of CCSS in consideration of an upfront cash payment of $35.2 million plus additional cash payments of up to approximately $14 million, based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. During 2007, Covance earned $3.0 million of this contingent amount, which we paid in January 2008. The final net proceeds to Covance are further subject to certain post-closing working capital adjustments. As previously reported, the acquisition included a marketing agreement under which Covance is obligated to use us as its provider of centralized cardiac safety services, and to offer these services to Covance’s clients, on an exclusive basis, for a 10-year period, subject to certain exceptions. We will pay Covance a portion of the revenues we receive during each calendar year of the 10-year term that are based primarily on referrals made by Covance under the agreement. The agreement does not restrict our continuing collaboration with our other key CRO, Phase I units, Academic Research Centers and other strategic partners. We believe that the CCSS acquisition will enhance our revenues and, when fully integrated, our profitability because it will permit us to better leverage our personnel and technology.

In the second quarter of 2007, we announced that we were launching a new line of business focused on electronic patient reported outcomes (EXPeRT® ePROtm) and entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 IVR clinical assessments offered by HTS along with HTS’s interactive voice response, or IVR system. We placed the system into production in December 2007. As of December 31, 2007, we paid HTS $1.5 million for the license and a $0.25 million advanced payment against future royalties. We will pay royalties to HTS based on the level of revenues we receive from the assessments and the IVR system. An additional $0.75 million of royalty payments are guaranteed, and will be made in two equal payments in November 2008 and May 2009. Any royalties earned by HTS will be applied against these payments. After these two payments are made, all future payments we make to HTS will be royalty payments based solely on revenues we receive from EXPeRT® ePROtm sales.

Product and Service Offerings

Our revenues as a percentage of total revenues is as follows:

	Year Ended December 31,
	2005	2006	2007

Net revenues:
Licenses	7.0%	3.5%	2.7%
Services	68.8	64.0	70.5
Site support	24.2	32.5	26.8

Total net revenues	100.0	100.0	100.0

Our license revenues consist of license fees for perpetual license sales and monthly and annual term license sales for our EXPeRT® eClinical and EXPeRT® ePROtm products. Our services revenues consist of EXPeRT® Cardiac Safety services, technology consulting and training services and software maintenance services. The technology consulting and training services and software maintenance services are related to our EXPeRT® eClinical and EXPeRT® ePROtm products. Our site support revenue consists of cardiac safety equipment rentals and sales along with related supplies and freight.

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

Cardiac Safety Intelligent Data Management System. EXPeRT®

provides for workflow enabled cardiac safety data collection, interpretation and distribution of ECG data and images. EXPeRT®

also enables analysis and cardiologist interpretation of ECGs performed on research subjects in connection with our clients’ clinical trials.

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

•   Continuous Digital 12-lead ECG Recording. The 12-lead ECG signals are recorded onto compact flash memory cards and submitted to us. From these recordings, 12-lead ECGs can be evaluated at specific time points. These ECGs are measured by a cardiac safety specialist and then interpreted by a cardiologist. Continuous digital 12-lead ECG recordings can also be used for studies assessing the incidence of arrhythmias, cardiac ischemia and/or heart rate variability findings.

•   Holter Recording. This is a continuous ECG recording of the heart’s rhythm on a flash card that is reviewed by a cardiac safety specialist and then by a cardiologist. Holter data reported by us is provided for studies assessing the incidence of arrhythmias, cardiac ischemia and/or heart rate variability.

•   Paper ECG Services. Paper ECGs are measured by our cardiac safety specialists utilizing a high-resolution digitizing system, and are then interpreted by a cardiologist. Alternatively, paper ECGs may be scanned to a digital format, where appropriate.

• FDA XML ECG Service. This service provides our clients with electronic versions of each ECG processed by EXPeRT®. The ECGs processed by EXPeRT®

are rendered in a format compliant with the United States Food and Drug Administration’s (FDA) XML standard for digital ECGs.

• The EXPeRT®

Direct. This is a hosted solution, which delivers near real time cardiac safety feedback at the program, trial, center and patient level, along with related metrics, such as trial enrollment, as well as the ability to organize and publish a variety of study-specific information and the ability to link data points in reports direct to digital ECG waveforms.

•   Cardiac Safety Equipment. We provide ECG equipment to clients to perform the ECG and Holter recordings and give them the means to send such recordings to eRT. The service comprises equipment rental and sales, along with related supplies and freight.

Cardiac Safety Consulting	The centralization of electrocardiograms in clinical research has become increasingly important to organizations involved in the development of new drugs. Global regulators each apply their own slightly different interpretation of the International Conference on Harmonization E14 guidelines and as a result sponsors look to their vendors to provide key scientific input into the overall process. Our cardiac safety consulting service aids sponsors in the development of protocol synopses, the creation and analysis of statistical plans as well as the provision of an expert medical report with regard to the cardiac findings. We are involved in all phases of clinical development from a consultancy point of view. We offer this service both as a stand-alone service and integrated with our full suite of Cardiac Safety services.

EXPeRT® eClinical	The process of designing, implementing and managing a clinical trial requires a well defined process and set of supporting products to effectively handle the variety of tasks and information comprising a clinical trial. We provide a suite of products to address the capture, management and dissemination of clinical trial data. Our integrated suite is comprised of the following:

• EXPeRT®

Portal — is an easy to use portal application enabling clinical trial researchers and staff to gain real-time access to study dashboards, progress reports, folders and forums enabling efficient management and communication of study progress. EXPeRT®

Portal also includes a web-based training environment, eHealth Educationtm , which enables clinical research professionals to learn about technology developments, new products, clinical protocols, and other educational matters.

• EXPeRT®

EDC Now! — uses the latest technology to provide a comprehensive electronic data capture (EDC) system which provides sponsors with the ability to roll out electronic studies in short time frames. This rapid time to start combined with a fixed price and scope approach helps sponsors realize the benefits of EDC without the risks normally associated with the typical EDC process.

• EXPeRT®

Data Management — is a clinical data management application for collecting, cleaning and managing clinical trial data.

• EXPeRT®

Adverse Event Reporting — is an adverse event management system enabling the generation of key regulatory reports, including CIOMS and Medwatch.

• EXPeRT®

Trial Management — is a clinical trial management technology that can be used to set up clinical trials, establish standards, track study activities, plan resources, distribute supplies, manage the financial aspects of a trial and electronically view clinical trial data.

Our EXPeRT® eClinical solution is available for license over a renewable term (subscription license) in addition to a traditional perpetual license with annual maintenance. Our EXPeRT®

eClinical offerings may be hosted by us or one of our third- party hosting partners, or they may be installed on our client’s computing infrastructure.

EXPeRT® ePRO	Data is collected during clinical trials allowing sponsors to gauge the efficacy of the compounds they are testing. Collecting data directly from the patient can be performed in a number of different methods, including electronically. We provide an electronic patient reported outcome (ePRO) service that performs this function for sponsors. Our solution consists of the following tools and services:

• Data Collection — Our EXPeRT®

ePRO

solution is an IVR system that allows subjects in a clinical trial to call into the system via a telephone and enter their reported data directly into the system.

• Data Management — Once the data has been entered into the EXPeRT®

ePRO

system there are a number of data management functions that can be performed depending on the requirements of the sponsor. This includes sending call reports to the sites, sending call reports to the sponsor, alerting the sites if data is outside specifically set boundaries, web access to the data by the sponsor, and cleaning of data per the specs provided by the sponsor.

•   Data Delivery — At the conclusion of the study, the data is compiled and then delivered according to the sponsor requirements. This can include SAS exports, ASCII exports, electronic file transfers and data delivery on digital media.

Project Assurance/ Implementation Assurance	We provide a full spectrum of consulting services for all of our products that augment the study management and implementation efforts of clients in support of their clinical research requirements. The methodologies (Project Assurance for Cardiac Safety and Implementation Assurance for EXPeRT®

eClinical and EXPeRT®

ePRO Applications) provide a consistent framework through which we can effectively manage the delivery of all products and services. Such methodologies provide the standards, guidelines and services that allow us to effectively anticipate our clients’ needs and assure proactive communication and implementation in order to meet and exceed our clients’ goals. The services include study initiation, project management, education, site qualification, configuration, technology and regulatory review, research dashboards and electronic reporting, data management, uniform standards and standard operating procedures, and migration services. In addition, we provide on-site research and technology advisory services, support services including online and help desk support, and software maintenance.

Research and Development

Overview

As of December 31, 2007, we had 41 employees engaged in research and development across all our product areas. The central approach of our research and development team is to foster a close relationship with our customers and internal users to ensure we continue to deliver industry leading capabilities across all product lines. Our proprietary and patented technology is designed to materially enhance the abilities of our customers and internal users to efficiently and securely capture and process clinical data, to ensure regulatory compliance and to offer scalability to support the largest of clinical studies in a timely manner.

Technology

Our product applications use underlying industry standard technologies including Java for application layer development and Oracle 10g for database services, Our system development lifecycle process features best practices in the areas of requirements capture, software design and development. Our philosophy of using industry-standard tools allows us to focus our attention on the features and functions delivered through the client interface and the application layer in order to meet our clients’ strategic business requirements.

2007 Product Initiatives

During 2007, we delivered and launched major product initiatives across each product line as follows:

We launched EXPeRT® 2 in January 2007 to drive our global cardiac safety operations. The system experienced no software outages during the year, attesting to the quality of the development process. The system is configured to enable scalability to meet our current and future capacity needs and performance levels to ensure we meet contracted turn-around-times. A backup data center is also configured for quick start-up should any issue arise with the primary data center facility. EXPeRT® 2 provides a patented and comprehensive set of enhancements that extend our flexibility to meet customer-unique demands, enhance our operational efficiencies and increase our global scalability. To further embrace customer requests, EXPeRT® 2 provides such features as on-demand reporting, protocol-unique clinical alerts and auto-assignment of cardiologists to subjects. Operational efficiency is enhanced by the use of standardized protocol templates, protocol versioning, new management and workflow features, and enhanced query automation.

EXPeRT® Direct is our latest generation of portal technology providing our cardiac safety customers with an easy to use portal for dashboards, reports and viewing of individual ECG waveforms and annotations. The portal also features functionalities for self-service administration.

EXPeRT® eClinical features a set of fully-integrated products spanning portal, eDC, data management, safety reporting and trial management functionalities and services. This suite of products was designed for installation at customer sites or hosting by eRT at our secure data center. During 2007, development was completed on a set of usability enhancements, CDISC compliance, a new safety reporting product and a new eClinical portal.

We launched EXPeRT® ePRO during 2007, featuring an IVR product and a set of electronic assessments. We also developed and configured reporting and portal enhancements in preparation for the fourth quarter 2007 product launch.

Our Clients

We serve pharmaceutical, biotechnology and medical device companies as well as CROs. We have agreements that establish the overall contractual relationship between us and our clients with approximately 275 customers for active or upcoming projects. We provide our solutions to 41 of the 50 largest pharmaceutical companies globally and 10 of the top 10 largest pharmaceutical companies globally. In 2007, Novartis AG, at 24%, was the only client that accounted for 10% or more of our consolidated net revenues. Novartis accounted for 16% and 13% of our consolidated net revenues in 2006 and 2005, respectively.

Sales and Marketing

We market and sell products and services primarily through our global direct sales, sales support and professional services organizations. As of December 31, 2007, our business development team consisted of 48 sales, marketing and consulting professionals worldwide, which included a direct sales force of 26 sales professionals located globally and excluded employees of CCSS.

We focus our marketing efforts on educating our target market, generating new sales opportunities and increasing awareness of our solutions. We conduct a variety of marketing programs globally, including vendor days at clients’ offices, business seminars, trade shows, public relations, industry analyst programs and advisory councils.

Our sales cycle generally begins with proactive business development within our active customer base as well as outreach to new customers identified through prospecting and marketing efforts. The sales process may include our response to a request from a sponsor or CRO for a proposal to address a client-specific research requirement. We then engage at our expense in a series of meetings, consultations, workshops, implementation reviews, final proposals and contract negotiations prior to the time when the prospective client has any obligation to purchase our products or services. During this process, we involve our sales, professional services and senior management personnel in a collaborative approach. Our sales cycle can vary from a few weeks to greater than one year, depending upon the scope of the clinical trial or program, the sponsor’s budgeting process, which of our products or services are being sold, and the final agreed-upon solution required to support the clinical trial or program.

Partnerships

We have formalized agreements with clinical pharmacology units (CPUs), CROs, imaging core laboratories and other third-party service providers around the globe, including geographic and cultural specialization in Asia. We structure our integrated partnership offering to provide meaningful service enhancements for partners and sponsors. Enhanced communications and experienced collaboration with numerous partners promote speed, accuracy and reliability of data collection and reporting and quality study conduct.

Competition

While there has been some consolidation in our industry, the market for our products and services remains extremely fragmented, with hundreds of companies providing niche solutions to satisfy small parts of the clinical research process. We were the first company to utilize specifically developed technology to address the digital regulatory initiative in providing ECG services.

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

We believe that the principal competitive factors affecting our market include:

•	client service;

•	a significant base of reference clients;

•	breadth and depth of solution, including the ability to accommodate both electronic forms and manual, paper-based research methods of data collection, management and analysis;

•	product quality and performance;

•	scientific expertise;

•	core technology and product features;

•	ability to implement solutions;

•	capacity;

•	price;

•	financial and organizational stability; and

•	ability to adapt to changing regulatory guidance.

We believe that our solutions currently compete favorably with respect to these factors, and we will continue to strive to maintain our competitive edge in the marketplace.

Government Regulation

Human pharmaceutical products, biological products and medical devices are subject to rigorous government regulation. In the United States, the principal federal regulatory agency is the FDA and there are some similar state agencies. Foreign governments also regulate these products when they are tested or marketed abroad. In the United States, the FDA has established standards for conducting clinical trials leading to the approval for new products.

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

In November 2001, the FDA held a public meeting at which it proposed requiring sponsors of new drugs to submit ECG raw data in digital format and annotated digital ECG waveforms. Annotated waveforms include definition of measurement points that are used to create ECG analysis data. A subsequent meeting held in January 2003, which was supported by a preliminary concept paper issued in November 2002, further discussed the trial design, ECG acquisition, analysis and reporting for digital ECGs. Following a meeting in June 2004, the International Conference on Harmonization (ICH) released to the public in September 2004 the following guidelines at Step 3, S7B: Safety Pharmacology Studies for Assessing the Potential for Delayed Ventricular Repolarization (QT Interval Prolongation) by Human Pharmaceuticals and E14: The Clinical Evaluation of QT/QTc Interval Prolongation and Proarrhythmic Potential for Non-Antiarrhythmic Drugs (ICH E14). The objective of these guidelines is to recommend the design and timing of studies in the clinical development process and provide general recommendations on available non-clinical methodologies to assess the potential risk of QT interval prolongation of a pharmaceutical product. On May 12, 2005, the ICH ratified and recommended for implementation the cardiac safety monitoring guidance provided in ICH E14 (step 4). The guidance was implemented by the FDA in October 2005 and adopted by the European Union in November 2005. As of December 31, 2007, ICH E14 is pending ratification in Japan. The guidance confirms previous guidance reinforcing the need for routine cardiac safety testing as well as Thorough QTc testing for all compounds entering the blood stream commencing early in clinical development to provide maximum guidance for later trials, as well as testing for all compounds in Phase III prior to submission for approval.

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

On March 16, 2004, we were issued United States Patent No. 6,708,057 (the ’057 Patent) for various methods and systems for processing electrocardiograms. The methods and systems have particular utility in the collection and interpretation of electrocardiograms developed during clinical trials. The ’057 Patent includes more than 50 claims directed to various features of our EXPeRT® workflow enabled data handling technology.

We have also filed patent applications in Canada, India and the European Patent Office. We also have filed various continuation applications pursuing alternative claim coverage as well as claims directed to various enhancements made to the EXPeRT® technology. We continue to pursue patent protection of new technology advances and production.

Employees

At December 31, 2007, we had a total of 356 employees excluding the CCSS employees who hold the positions we intend to eliminate, with 280 employees (265 full-time, 15 part-time) at our locations in the United States and 76 employees (74 full-time, 2 part-time) at our location in the United Kingdom. We had 215 employees performing services directly for our clients, 41 employees in research and development, 48 employees in sales and marketing and 52 employees in general and administrative functions.

On February 21, 2007, we announced efficiency improvements in our Cardiac Safety operations and general and administrative cost structure. As a result of these changes, we reduced our headcount by approximately 25 employees.

We are integrating the operations of CCSS with our operations and we plan to close CCSS operations currently conducted in Reno, Nevada and affiliated operations in Crawley, West Sussex, United Kingdom. As a result of these closures, we plan to eliminate certain full-time, part-time and contract personnel at those facilities. We have not determined the precise timing of these position eliminations, but they will occur during 2008. At December 31, 2007, there were 108 CCSS-affiliated employees. We anticipate hiring 40-50 employees in our facilities for the additional workload from CCSS.

We are not a party to any collective bargaining agreements covering any of our employees, nor have we ever experienced any material labor disruption. We are not aware of any current efforts or plans to unionize our employees. We consider our relationship with our employees to be good.

Available Information

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

We make decisions on operating expenses based on anticipated revenue trends and available resources. We also incur expenses educating and providing information to our client base, via consultations, without any obligation by our client to purchase our products and services. Because many of our expenses are fixed and we are committed to making a significant investment in our organization and in marketing our products and services, delays in recognizing revenues could cause our operating results to fluctuate from period to period. If we fail to generate the contract signings that we expect or the anticipated revenues from such signings, we may fail to meet financial guidance that we have provided, or may provide in the future, to the public. Failure to meet financial guidance could cause the market price of our common stock to decline and affect our ability to raise capital which could reduce our cash reserves and limit our capital spending.

We depend entirely on the clinical trial market and a downturn in this market could cause our revenues and profitability to decrease.

Our business depends entirely on the clinical trials that pharmaceutical, biotechnology and medical device companies conduct. Our revenues and profitability will decline if there is less competition in the pharmaceutical, biotechnology or medical device industries, which could result in fewer products under development and decreased pressure to accelerate a product approval. Our revenues and profitability will also decline if the FDA or similar agencies in foreign countries modify their requirements, thereby decreasing the need for our services. Any other developments that adversely affect the pharmaceutical, biotechnology or medical device industries generally, including product liability claims, new technologies or products or general business conditions, could also decrease the volume of our business. From time to time studies for which we contracted to provide Cardiac Safety services are delayed or postponed resulting in lower than expected revenues.

Extensive governmental regulation of the clinical trial process could require costly modifications to our products, adversely affect prospective clients’ willingness to use our products and services and increase competition and reduce our market share.

We may incur increased expenses or suffer a reduction in revenues if our products and services do not comply with applicable government regulations or if regulations allow more competition in the marketplace. Conforming our products and services to these guidelines or to future changes in regulation could substantially increase our expenses. In the United States and in foreign countries, regulatory authorities have also established other standards for conducting clinical trials leading to the approval of new products with which we must comply. We are subject to these regulations because our products and services assist sponsors and CROs in conducting trials and preparing new drug or device applications. If a regulatory authority concludes that trials were not conducted in accordance with established requirements, it may take a variety of enforcement actions depending upon the nature of the violation and the applicable country. In the United States, these measures may range from issuing a warning letter or seeking injunctive relief or civil penalties to recommending criminal prosecution, which could result in a prohibition of our continued participation in future clinical trials.

Our clients and prospective clients will be less likely to use our products and services if the products and services do not comply with regulatory requirements in all countries where clinical trials are expected to take place or if we are precluded from participating in clinical trials in countries where trials will be conducted. In addition, changing regulatory requirements could provide an advantage to our competitors if our competitors are able to meet the requirements more rapidly or at lower cost. For example, in the May 12, 2005 ICH release, it was suggested that semi-automated processing of electrocardiograms may be found acceptable in certain instances. Semi-automated processing uses software algorithm-placed measurements that are later adjudicated by a cardiac specialist or physician. In addition, fully-automated processing of electrocardiograms has been used in certain studies. Fully-automated processing uses only software algorithm-placed measurements. Our manual processing includes manually derived measurements, using our on screen, high resolution caliper placement system, which are later interpreted by a cardiologist. Drug sponsors have shifted towards semi-automated processing and, in some cases, to fully-automated processing, allowing more competitors to compete with us in offering this service and, as a result, we have been forced to reduce pricing to maintain our market share. The effect of such actions has reduced our revenue and gross profit per transaction. In addition, the shift from manual processing adversely affected our results of operations in 2006 and 2007 and may continue to adversely affect our results of operations in the future. If drug sponsors shift towards fully-automated processing, our future results of operations may be adversely affected. Our failure to maintain revenue and gross profit per transaction may affect our ability to achieve growth in cardiac safety revenues and overall profitability from year to year. Our failure to show growth may also prevent us from meeting the expectations of securities analysts and investors, which would likely cause the market price of our common stock to decline.

The FDA may recommend a different approach to measure drug effects on the QT interval of an ECG which could make our systems and processes obsolete and adversely affect revenue and profitability.

The FDA has provided guidance reinforcing the need for routine cardiac safety testing as well as Thorough QTc testing for all compounds entering the blood stream. This testing is accomplished by measuring the QT/QTc interval prolongation on an ECG. We function as an ECG core lab and have developed our EXPeRT® system and processes to receive the ECGs and obtain and report these measurements. It is possible that, in the future, the FDA may recommend different approaches to measuring drug effects on the QT interval which may diminish the need for an ECG core lab. This would considerably reduce the value of our existing systems and processes and would substantially decrease our revenues and profitability.

We have several large clients from whom we derive substantial revenue and therefore the loss of even a few of our clients could significantly reduce our revenues and profitability.

We have one client that represented approximately 24% of our total revenues for 2007, an increase from 16% of our total revenues for 2006. While no other client represented more than 10% of our 2007 revenues, our next five largest clients in the aggregate represented approximately 24% of our total revenues for 2007. If we lose all or a material amount of our revenues from any significant clients and do not replace them with revenues from new clients, our revenues will decrease and they may not be sufficient to cover our costs. We currently derive and expect to continue to derive a significant portion of our revenues and profitability from a limited number of clients.

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

Our failure to continue to expand our business or manage growth successfully could disrupt our business operations, increase our costs and delay implementation of our business strategies.

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

Our failure to establish and maintain partnerships and other strategic alliances may delay the development of our products and services, cause us to lose clients and prevent us from growing our business, any of which could also cause our stock price to decline.

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

We may incur liability as a result of providing consulting and Cardiac Safety analysis and interpretation services.

We provide consulting and centralized analysis and interpretation of ECGs in connection with our clients’ clinical trials. It is possible that liability may be asserted against us and the physicians who interpret the ECGs for us for failing to accurately diagnose a medical problem indicated by the ECG or for failing to disclose a medical problem to the investigator responsible for the subject being tested. If we are found liable, we may be forced to pay fines and damages and to discontinue a portion of our operations. The contractual protections included in our client contracts and our insurance coverage may not be sufficient to protect us against such liability. If the protections are not adequate, our profitability would be negatively impacted and also our stock price would likely fall.

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

If we are not able to effectively integrate our recent transactions with our historic operations, we will not achieve the improvements in revenues and profitability that we anticipate.

Acquisitions involve numerous risks, including:

•	inability to achieve anticipated synergies;

•	unwillingness of the market to use newly-licensed technology;

•	difficulties in the integration of the operations, technologies, products and personnel of the acquired company;

•	failure of a party to perform ancillary contractual obligations related to the acquisition;

•	diversion of management’s attention from other business concerns;

•	potential untimely loss of key employees of the acquired company or of us; and

•	risk of assuming unforeseen liabilities or becoming subject to litigation.

If we are not able to integrate the operations of CCSS successfully or on a timely basis, or if the market does not embrace the IVR clinical assessments and system we licensed from HTS, we will not be able to achieve the higher revenues and profitability that we had anticipated that these transactions would allow us to generate.

We cannot assure you that CCSS’ customers will remain as our customers in the future. Additionally, we expect to achieve a certain level of revenue from the marketing agreement with Covance. If we lose any material portion of CCSS’ customers or if Covance does not perform to our expectations under the marketing agreement, our revenues could be significantly reduced and we could suffer an adverse affect on our business, financial condition and results of operations.

Goodwill is subject to impairment which could result in a significant expense.

As a result of the CCSS acquisition, we carry a significant amount of goodwill. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. If we determine that the carrying value of goodwill may not be recoverable, we will base the measurement of any impairment on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. An impairment could result in a write-off of goodwill which would reduce our profitability in the period of the write-off.

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

Our corporate headquarters are located at 30 South 17th Street, Philadelphia, Pennsylvania, where we lease approximately 39,000 square feet. Our lease expires in August 2008. Upon expiration of this lease, we expect to be able to obtain an adequate facility due to the availability of commercial space in the area. We also lease approximately 31,000 square feet of office space in Bridgewater, New Jersey, which expires in January 2011 and we lease approximately 18,000 square feet of office space in Peterborough, United Kingdom, which expires in June 2013. We also lease approximately 51,000 square feet in Reno, Nevada, which expires in November 2013. We plan to vacate the Reno location within approximately one year and seek a lessee or sublessee for the property, and both we and Covance are obligated to use our commercially reasonable efforts to locate an appropriate tenant. We are responsible for all payment obligations on the Reno lease until November 28, 2008. From November 28, 2008 through November 28, 2012, we will split the payment obligations on the Reno lease with Covance, to the extent such obligations are not covered by a new tenant.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SPECIAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. Our executive officers are as follows:

Name	Age	Position

Michael J. McKelvey, Ph.D.	55	President, Chief Executive Officer and Director
Joel Morganroth, MD	62	Chairman of the Board of Directors and Chief Scientific Officer
Richard A. Baron	52	Executive Vice President, Chief Financial Officer and Secretary
Thomas P. Devine	55	Executive Vice President and Chief Development Officer
Amy Furlong	35	Executive Vice President, Cardiac Safety
Jeffrey S. Litwin, MD	50	Executive Vice President and Chief Medical Officer
John M. Blakeley	40	Executive Vice President, Global Sales and Marketing
Robert S. Brown	52	Senior Vice President, Strategic Marketing, Planning & Partnerships
David Laky	43	Senior Vice President, eClinical
Gregory Sadowski	35	Senior Vice President, ePRO
George Tiger	48	Senior Vice President, Americas Sales

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

Mr. Blakeley has been our Executive Vice President, Global Sales and Marketing since February 2008. He served as our Senior Vice President, International Operations and Sales from September 2006 to February 2008. He served as our Group Vice President, International Business Development from January 2005 to August 2006 and as our Director of Business Development from May 2002 to December 2004. Prior to joining eRT, Mr. Blakeley was Managing Director of MediServe Medical UK Limited, a medical devices specialist.

Mr. Brown has been our Senior Vice President, Strategic Marketing, Planning & Partnerships since September 2006. He served as our Senior Vice President, Outsourcing Partnerships from July 2002 to August 2006. From January 2000 to June 2002, Mr. Brown was our Senior Vice President, Cardiac Safety.

Mr. Laky has been our Senior Vice President, eClinical since February 2008. He served as our Vice President, Professional Services from October 1999 until February 2008.

Mr. Sadowski has been our Senior Vice President, ePRO since February 2008. He is also the director of our Information Technology and Customer Care groups. He served as our Vice President and General Manager, ePRO since the group’s inception in June 2007. He previously served as our Vice President, Information Technology, Customer Care and Logistics from December 2005 to May 2007 and our Vice President, Information Technology and Customer Care from April 2002 to November 2005.

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

Calendar Period	High	Low

2006
First Quarter	$18.54	$13.59
Second Quarter	14.99	8.11
Third Quarter	9.46	6.83
Fourth Quarter	8.67	5.88
2007
First Quarter	$8.21	$6.12
Second Quarter	9.72	7.66
Third Quarter	12.00	9.36
Fourth Quarter	12.34	8.53

We have never declared or paid any cash dividend on our common stock. We do not anticipate paying any cash dividends in the foreseeable future because we intend to retain our current cash and future earnings for the development and expansion of our business and for the repurchase of common stock under our stock buy-back program.

As of February 26, 2008, there were 53 record holders of our common stock.

Stockholder Return Performance Graph

The following graph compares the cumulative total stockholder return on our common stock against the cumulative total return on the Nasdaq Composite Index and the Nasdaq Health Services Index for the period commencing December 31, 2002 and ending December 31, 2007. The graph assumes that at the beginning of the period indicated, $100 was invested in our common stock and the stock of the companies comprising the Nasdaq Composite Index and the Nasdaq Health Services Index, and that all dividends, if any, were reinvested.

This stockholder return performance graph shall not be deemed filed with the Securities and Exchange Commission (SEC) as part of this Form 10-K or incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate the performance graph by reference therein.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. We have included CCSS’s operating results in our Consolidated Statements of Operations from the date of the acquisition, November 28, 2007.

Consolidated Statements of Operations Data (in thousands, except per share data)

	Year Ended December 31,
	2003	2004	2005	2006	2007

Net revenues:
Licenses	$5,738	$9,803	$6,063	$3,017	$2,700
Services	46,791	76,340	59,712	55,309	69,547
Site support	14,313	23,250	21,072	28,042	26,451

Total net revenues	66,842	109,393	86,847	86,368	98,698

Costs of revenues:
Cost of licenses	658	664	436	286	304
Cost of services	17,473	24,124	24,337	25,431	30,522
Cost of site support	6,610	11,486	13,965	18,821	17,808

Total costs of revenues	24,741	36,274	38,738	44,538	48,634

Gross margin	42,101	73,119	48,109	41,830	50,064

Operating expenses:
Selling and marketing	7,763	9,391	9,122	11,051	11,222
General and administrative	6,804	10,276	11,458	14,668	12,258
Research and development	4,564	4,090	4,093	4,146	4,333

Total operating expenses	19,131	23,757	24,673	29,865	27,813

Operating income	22,970	49,362	23,436	11,965	22,251
Other income, net	310	863	936	1,250	2,206

Income before income taxes	23,280	50,225	24,372	13,215	24,457
Income tax provision	8,817	20,501	9,007	4,905	9,205

Net income	$14,463	$29,724	$15,365	$8,310	$15,252

Basic net income per share	$0.29	$0.58	$0.31	$0.17	$0.30
Diluted net income per share	$0.27	$0.54	$0.29	$0.16	$0.29

Consolidated Balance Sheet Data (in thousands)

	December 31,
	2003	2004	2005	2006	2007

Cash, cash equivalents and short-term investments	$51,922	$64,964	$52,001	$56,913	$46,879
Working capital	45,777	53,492	45,795	61,320	45,366
Total assets	91,978	116,895	104,766	115,064	147,696
Treasury stock	(3,390)	(31,555)	(56,387)	(62,190)	(62,190)
Total stockholders’ equity	69,259	86,854	79,973	93,622	113,512

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Forward-Looking Information

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements appearing elsewhere in this Form 10-K. The following discussion includes a number of forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to future events and financial performance. We use words such as anticipate, believe, expect, intend and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to risks and uncertainties such as competitive factors, integration of acquisitions, technology development, market demand and our ability to obtain new contracts and accurately estimate net revenues due to uncertain regulatory guidance, variability in size, scope and duration of projects, and internal issues of the sponsoring client. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further information on potential factors that could affect our financial results can be found in Item 1A “Risk Factors” in this Form 10-K.

Overview

We were founded in 1977 to provide Cardiac Safety services to evaluate the safety of new drugs. We provide technology and services that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic services (Cardiac Safety services or EXPeRT® ECG services) and a leading provider of technology and services that streamline the clinical trials process by enabling our clients to evolve from traditional, paper-based methods to electronic processing using our EXPeRT® eClinical and EXPeRT® ePRO products and services.

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. We offer Cardiac Safety services, which are utilized by pharmaceutical companies, biotechnology companies, medical device companies, clinical trial sponsors and clinical research organizations (CROs) during the conduct of clinical trials. The Cardiac Safety services are performed during all phases of a clinical trial cycle and include the collection, interpretation and distribution of electrocardiographic (ECG) data and images. The ECG provides an electronic map of the heart’s rhythm and structure, and typically is performed in most clinical trials. Cardiac Safety services permits assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Thorough QTc studies are comprehensive studies that typically are of large volume and of short duration, with ECGs performed over a two- to six-month period. We also offer site support, which includes the rental and sale of cardiac safety equipment along with related supplies and freight. Additionally, we offer the licensing and, at the client’s option, hosting of our proprietary EXPeRT® eClinical software products and the provision of maintenance and consulting services in support of our proprietary EXPeRT® eClinical software products. We offer electronic patient reported outcomes (ePRO) services along with 57 proprietary clinical assessments.

Our license revenues consist of license fees for perpetual license sales and monthly and annual term license sales. Our services revenues consist of Cardiac Safety services and consulting, technology consulting and training services and software maintenance services. Our site support revenue consists of cardiac safety equipment rentals and sales along with related supplies and freight.

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

Cost of licenses consists primarily of application service provider (ASP) fees for those clients that choose hosting, the cost of producing compact disks and related documentation and royalties paid to third parties in connection with their contributions to our product development. Cost of services includes the cost of Cardiac Safety services and the cost of technology consulting, training and maintenance services. Cost of Cardiac Safety services consists primarily of direct costs related to our centralized Cardiac Safety services and includes wages, depreciation, amortization, fees paid to outside consultants and other direct operating costs. Cost of technology consulting, training and maintenance services consists primarily of wages, fees paid to consultants and other direct operating costs related to our consulting and client support functions. Cost of site support consists primarily of wages, cardiac safety equipment rent and depreciation, related supplies, cost of equipment sold, shipping expenses and other direct operating costs. Selling and marketing expenses consist primarily of wages and commissions paid to sales personnel, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of wages and direct costs for our finance, administrative, corporate information technology, legal and executive management functions, in addition to professional service fees and corporate insurance. Research and development expenses consist primarily of wages paid to our product development staff, costs paid to outside consultants and direct costs associated with the development of our technology products.

We conduct our operations through offices in the United States (U.S.) and the United Kingdom (UK). Our international net revenues represented approximately 20%, 21% and 23% of total net revenues for the years ended December 31, 2005, 2006 and 2007, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology, and revenues are generally allocated to the geographic segment where the work is performed. The international net revenues as a percentage of total net revenues reflect the application of the change in transfer pricing methodology, which we implemented in the third quarter of 2005, as if the changes were in effect as of January 1, 2005.

Results of Operations

Executive Overview

2007 was a year of stabilization and return to growth for eRT. We witnessed increased cost pressures on pharmaceutical and biotechnology companies as well as an increasingly competitive environment. We responded to these challenges by several proactive enhancements to our organization that will serve as a solid foundation for future growth. At the beginning of the year we released a new version of our key workflow management system — EXPeRT®- which significantly enhanced our productivity and ability to deliver high quality work. We also enhanced our business by undertaking an efficiency program in February to rationalize some elements of our cost structure, specifically in the core cardiac safety operations and in selling, general and administrative areas.

After approximately two years of adapting to the ICH E14 guidance from governmental regulators, the industry began to incorporate the regulatory guidance into its drug development and budgetary processes resulting in an increased use of ECGs in some routine trials and the conducting of Thorough ECG trials for most new drugs. We had an excellent year in cardiac safety operations. We set records for the number of ECG transactions processed, the amount of new sales bookings recorded and quarterly revenue levels, achieved in the fourth quarter.

We completed two transactions during the year. On November 28, 2007, we acquired Covance Cardiac Safety Services, Inc. (CCSS), the Covance Inc ECG core lab, for $35.2 million plus additional cash payments of up to approximately $14 million, based upon the potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. During 2007, Covance earned $3.0 million of this contingent amount, which we paid in January 2008. The final proceeds to Covance are further subject to certain post-closing working capital adjustments. The acquisition included a marketing agreement under which Covance is obligated to use us as its provider of centralized cardiac safety services, and to offer these services to Covance’s clients, on an exclusive basis, for a 10-year period, subject to certain exceptions. The agreement does not restrict our continuing collaboration with our other key CRO, Phase I units, Academic Research Centers and other strategic partners. We plan to fully integrate the operations of CCSS into our existing operations. We will do so by merging

CCSS’s Reno, Nevada based operations into our existing operations in Philadelphia, Pennsylvania or Peterborough, United Kingdom. In so doing, we will close the operations in Reno in late 2008.

In June 2007, we licensed the key assets of Healthcare Technology Systems (HTS), including its interactive voice response system and 57 clinical assessments, some of which are proprietary. This agreement launched our ePRO (electronic patient reported outcomes) line of business that we believe, over time, will turn into an attractive source of revenue growth for the company. As of December 31, 2007, we paid HTS $1.5 million for the license and a $0.25 million advanced payment against future royalties. We will pay royalties to HTS based on the level of revenues we receive from the assessments and the IVR system. An additional $0.75 million of royalty payments are guaranteed, and will be made in two equal payments in November 2008 and May 2009. Any royalties earned by HTS will be applied against these payments. After these two payments are made, all future payments we make to HTS will be royalty payments based solely on revenues we receive from EXPeRT® ePRO sales.

In addition to the cardiac safety area, we have invested in our eClinical suite of software, both in technology and sales, as well as in our emerging ePRO line of business. Across all of our product lines, we continued our excellent track record of performance, customer service, quality and on-time/on-budget delivery.

Our net revenues for 2007 were $98.7 million as compared to $86.4 million for 2006, which was the result of growth in our service revenues (which are predominately cardiac safety related). Gross margins for 2007 were $50.1 million as compared to $41.8 million for 2006. The improvement in gross margins was due to the improvement in the operating leverage associated with the services element of our business. Our 2007 net income was $15.3 million or $0.29 per diluted share as compared to $8.3 million or $0.16 per diluted share for 2006.

The following table presents certain financial data as a percentage of total net revenues:

	Year Ended December 31,
	2005	2006	2007

Net revenues:
Licenses	7.0%	3.5%	2.7%
Services	68.8	64.0	70.5
Site support	24.2	32.5	26.8

Total net revenues	100.0	100.0	100.0

Costs of revenues:
Cost of licenses	0.5	0.3	0.3
Cost of services	28.0	29.5	30.9
Cost of site support	16.1	21.8	18.1

Total costs of revenues	44.6	51.6	49.3

Gross margin	55.4	48.4	50.7

Operating expenses:
Selling and marketing	10.5	12.7	11.4
General and administrative	13.2	17.0	12.4
Research and development	4.7	4.8	4.4

Total operating expenses	28.4	34.5	28.2

Operating income	27.0	13.9	22.5
Other income, net	1.1	1.4	2.3

Income before income taxes	28.1	15.3	24.8
Income tax provision	10.4	5.7	9.3

Net income	17.7%	9.6%	15.5%

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

The following table presents statements of operations data with product line detail (dollars in thousands):

	Year Ended December 31,
	2006	2007	Increase (Decrease)

Licenses:
Net revenues	$3,017	$2,700	$(317)	(10.5%)
Costs of revenues	286	304	18	6.3%

Gross margin	$2,731	$2,396	$(335)	(12.3%)

Services:
Cardiac Safety
Net revenues	$48,139	$63,507	$15,368	31.9%
Costs of revenues	22,478	27,929	5,451	24.3%

Gross margin	$25,661	$35,578	$9,917	38.6%

Technology consulting and training
Net revenues	$3,184	$2,630	$(554)	(17.4%)
Costs of revenues	1,939	1,753	(186)	(9.6%)

Gross margin	$1,245	$877	$(368)	(29.6%)

Software maintenance
Net revenues	$3,986	$3,409	$(577)	(14.5%)
Costs of revenues	1,014	840	(174)	(17.2%)

Gross margin	$2,972	$2,569	$(403)	(13.6%)

Total services
Net revenues	$55,309	$69,547	$14,238	25.7%
Costs of revenues	25,431	30,522	5,091	20.0%

Gross margin	$29,878	$39,025	$9,147	30.6%

Site support:
Net revenues	$28,042	$26,451	$(1,591)	(5.7%)
Costs of revenues	18,821	17,808	(1,013)	(5.4%)

Gross margin	$9,221	$8,643	$(578)	(6.3%)

Total
Net revenues	$86,368	$98,698	$12,330	14.3%
Costs of revenues	44,538	48,634	4,096	9.2%

Gross margin	41,830	50,064	8,234	19.7%

Operating expenses:
Selling and marketing	11,051	11,222	171	1.5%
General and administrative	14,668	12,258	(2,410)	(16.4%)
Research and development	4,146	4,333	187	4.5%

Total operating expenses	29,865	27,813	(2,052)	(6.9%)

Operating income	11,965	22,251	10,286	86.0%
Other income, net	1,250	2,206	956	76.5%

Income before income taxes	13,215	24,457	11,242	85.1%
Income tax provision	4,905	9,205	4,300	87.7%

Net income	$8,310	$15,252	$6,942	83.5%

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Year Ended December 31,		Increase
	2006	2007	(Decrease)

Cost of licenses	9.5%	11.3%	1.8%
Cost of services:
Cardiac Safety	46.7%	44.0%	(2.7%)
Technology consulting and training	60.9%	66.7%	5.8%
Software maintenance	25.4%	24.6%	(0.8%)
Total cost of services	46.0%	43.9%	(2.1%)
Cost of site support	67.1%	67.3%	0.2%
Total costs of revenues	51.6%	49.3%	(2.3%)
Operating expenses:
Selling and marketing	12.7%	11.4%	(1.3%)
General and administrative	17.0%	12.4%	(4.6%)
Research and development	4.8%	4.4%	(0.4%)

License revenues decreased due to the sale of one significant license in 2006 with no comparable sale in 2007.

The increase in Cardiac Safety service revenues was primarily due to additional transactions performed in 2007 as compared to 2006 partially offset by a decrease in average revenues per transaction. The decrease in average revenue per transaction was largely due to the impact of increased activity in semi-automated processing, which generally includes lower fees per transaction than other studies, as well as competitive pricing pressure. This decrease in average revenue per transaction primarily occurred in the first two quarters of 2007. The average revenue per transaction rose slightly in the third and fourth quarters of 2007. Additionally, Cardiac Safety service revenue in the year ended December 31, 2007 included $1.7 million of cardiac safety consulting services revenue, which was a new revenue source to eRT beginning in 2007. There was also a $1.1 million increase in project management fees and a $0.4 million increase in miscellaneous revenue, commensurate with the increase in ECG transaction revenue. The acquisition of CCSS added approximately $1.2 million in revenue in 2007, which effectively offset the impact of the $1.2 million of revenue we recognized in 2006 upon the termination of a Digital ECG Franchise at the end of August 2006 for which there was no corresponding revenue recognized in 2007.

The decrease in technology consulting and training revenues was primarily related to a decrease in consulting revenue from EXPeRT® eClinical clients related to protocol set-up work.

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

Site support revenues decreased primarily due to a $4.5 million decrease in the sale of cardiac safety equipment for the year ended December 31, 2007 as compared to the year ended December 31, 2006. While average monthly equipment rental revenue per unit has fallen by over 10% from 2006 to 2007, an increase in units rented more than compensated for the revenue impact. Additionally offsetting this decrease was an increase in freight revenues of $1.2 million and supplies revenue of $0.2 million, both of which were related to the additional units rented. The acquisition of CCSS added approximately $0.3 million in revenue in 2007.

The increase in the cost of Cardiac Safety services was primarily due to a $1.7 million increase in depreciation expense related to our EXPeRT® 2 which was placed into production in January 2007, $1.3 million in consulting costs related to cardiac safety consulting revenue discussed above, $0.8 million increase in bonus expense as certain bonus targets were met in 2007 while there was no bonus in 2006, $0.9 million increase in labor, and $0.2 million increase in software license and maintenance. Additionally, there were $1.2 million in costs relating to the CCSS operation in 2007, primarily related to labor costs. Partially offsetting the increase were reductions of $0.1 million each in telecommunications, depreciation expense excluding EXPeRT® 2, stock option compensation expense, pass-through costs and allocated expenses. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.

The decrease in the cost of technology consulting and training revenues was the result of a number of small decreases in expenses such as consultants and travel expenses. The increase in the cost of technology consulting and training revenues as a percentage of technology consulting and training revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.

The decrease in the cost of software maintenance revenues, both in absolute terms and as a percentage of software maintenance revenues, was the result of lower labor costs due to reduced headcount.

The decrease in the cost of site support was primarily due to a $2.6 million decrease in the cost of equipment sales commensurate with the decrease in revenue from equipment sales. Partially offsetting this decrease was a $1.1 million increase in freight and $0.2 million increase in supplies due to an increase in the number of units of equipment utilized by our clients. An increase in depreciation expense of $2.4 million was largely offset by a reduction in equipment rental expense. The shift of expense between these categories resulted from our agreement to purchase our leased cardiac safety equipment. The increase in the cost of site support as a percentage of site support revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.

The decrease in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $1.8 million of costs associated with management changes in the second quarter of 2006 and $0.6 million of costs in 2006 associated with the settlement of a contract dispute, for which there were no corresponding expenses in 2007. Additionally, there were decreases of $0.5 million in stock option compensation expense, $0.6 million in professional fees related to project and legal matters, $0.2 million in charitable contributions made in 2006 and not repeated in 2007 and $0.2 million each in depreciation and consulting costs. Partially offsetting the decrease was $0.7 million in severance-related costs for employees terminated in February 2007, an increase of $0.3 million each in bonus expense and non-income taxes and $0.2 million in software license and maintenance expense. Additionally, we accrued $0.2 million for retention bonuses for employees of CCSS to remain until their termination date.

The increase in research and development expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to a $0.9 million reduction in the capitalization of salaries for internal-use software projects and a $0.2 million increase in bonus expense. Partially offsetting the increase was a $0.3 million decrease in expense for third-party consultants and a $0.3 million decrease in software license and maintenance expense. Smaller decreases occurred in expenses such as depreciation and labor.

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments, interest expense related to capital lease obligations and foreign exchange losses. Other income, net, increased primarily due to higher interest income in 2007 as a result of higher average interest rates and cash balances.

Our effective tax rate was 37.1% and 37.6% for the year ended December 31, 2006 and 2007, respectively.

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

The increase in technology consulting and training revenues was primarily related to $0.4 million of professional services performed in connection with 2006 license sales as well as a $0.3 million increase in consulting revenue from EXPeRT® eClinical clients related to protocol set-up work. Many of the license sales in 2005 required limited consulting services due to the nature of the licenses sold.

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

Liquidity and Capital Resources

At December 31, 2007, we had $38.1 million of cash and cash equivalents and $8.8 million invested in short-term investments. We generally place our investments in municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates and maturities of less than one year, and A1P1 rated commercial bonds and paper.

For the year ended December 31, 2007, our operations provided cash of $36.0 million compared to $16.3 million during the year ended December 31, 2006. The change was primarily the result of an increase of $7.0 million in net income and a $3.9 million increase in depreciation expense including $2.4 million for cardiac safety rental equipment and $1.7 million related to our EXPeRT® 2 which was placed into production in January 2007. The increase in cardiac safety rental equipment depreciation was largely due to our agreement in 2007 to purchase our leased cardiac safety equipment. Other factors contributing to the increase in cash provided by operations include a $2.5 million increase in deferred revenue in 2007 as compared to a $4.9 million decrease in 2006 and a $3.1 million increase in net income taxes payable in 2007 as compared to a $2.1 million increase in net prepaid income taxes in 2006 due to the size and timing of estimated payments. A large Digital ECG Franchise customer contract ended in 2006, which resulted in the decrease in deferred revenues in 2006 as the franchise advanced payments were recognized as revenue as services were performed.

For the year ended December 31, 2007, our investing activities used cash of $13.3 million compared to $20.9 million during the year ended December 31, 2006. In 2007, we used $35.8 million to acquire CCSS. The impact of this on cash used by investing activities was largely offset by the net sales of investments of $33.5 million that were used to help fund the acquisition. By comparison, net purchases of investments used $5.8 million of cash for the year ended December 31, 2006.

During the years ended December 31, 2007 and 2006, we purchased $11.1 million and $15.2 million, respectively, of property and equipment. Included in property and equipment is internal use software associated with the development of a data and communications management services software product (EXPeRT®) used in connection with our centralized core cardiac safety ECG services. We capitalize certain internal use software costs in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software for Internal Use.” The amortization is charged to the cost of Cardiac Safety services beginning at the time the software is ready for its intended use. The initial development costs of EXPeRT® were for the basic functionality required for this product. Additional development costs of EXPeRT® were incurred to develop new functionalities and enhancements. We began capitalizing costs associated with an upgrade to EXPeRT® (EXPeRT® 2) beginning in the fourth quarter of 2003. In April 2005, we began developing enhancements to EXPeRT® which were necessary while EXPeRT® 2 was being developed.

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

In the second quarter of 2007, we announced that we were launching a new line of business focused on electronic patient reported outcomes (EXPeRT® ePRO) and entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 IVR clinical assessments offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of December 31, 2007, we paid HTS $1.5 million for the license and a $0.25 million advanced payment against future royalties. We will pay royalties to HTS based on the level of revenues we receive from the assessments and the IVR system. An additional $0.75 million of royalty payments are guaranteed, and will be made in two equal payments in November 2008 and May 2009. Any royalties earned by HTS will be applied against these payments. After these two payments are made, all future payments we make to HTS will be royalty payments based solely on revenues we receive from EXPeRT® ePRO sales.

The following table presents the internal use software costs and related amortization as of December 31, 2007 (in thousands):

			Related	Total
		Labor and	Direct Costs	Capitalized	Monthly	Accumulated
	Amortization Period	Consulting	of Materials	Costs	Amortization	Amortization

EXPeRT® enhancements	October 2005-September 2007	$463	$—	$463	$20	$463
Semi-automated ECG processing software
Initial costs	February 2004-January 2008	449	361	810	17	793
Enhancements	October 2004-September 2008	380	—	380	8	309
Additional enhancements	April 2005-March 2009	376	—	376	8	259
EXPeRT® 2
Initial costs	January 2007-December 2011	9,412	1,139	10,551	176	2,109
Enhancements	To be determined	1,724	—	1,724	—	—
Data warehouse	January 2007-December 2011	722	—	722	12	145
ePROtm	December 2007-November 2012	163	1,658	1,821	29	29

Total		$13,689	$3,158	$16,847	$270	$4,107

For the year ended December 31, 2007, our financing activities used cash of $0.1 million compared to providing $1.3 million for the year ended December 31, 2006. The change was primarily the result of a reduction in the tax benefits related to stock option exercises of $2.6 million, a $2.2 million decrease in proceeds from the exercise of stock options and $2.4 million of repayments of capital lease obligations related to the agreement to purchase our leased cardiac safety equipment as discussed below. Partially offsetting the reduction in cash provided by financing activities was the purchase of $5.8 million of common stock under our stock buy-back program in the first quarter of 2006. There was no purchase under the stock buy-back program in the year ended December 31, 2007.

We allowed our line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million, to lapse at June 30, 2007. We expect to reinstate this line of credit at similar terms in the first quarter of 2008. At the time the line of credit lapsed, we had not borrowed any amounts under the line of credit. As of December 31, 2007, we had outstanding letters of credit of $0.5 million.

We have commitments to purchase approximately $4.2 million of private label cardiac safety equipment from a manufacturer with $2.3 million committed over a twelve-month period ending in November 2008 and $1.9 million committed over a twelve-month period ending in December 2008. This cardiac safety equipment is expected to be purchased in the normal course of business and thus does not represent a significant commitment above our expected purchases of ECG equipment during that period. As of December 31, 2007, approximately $0.6 million of equipment was purchased under the commitments; accordingly, the balance of such commitments as of December 31, 2007 was $3.6 million.

As of December 31, 2007, $6.0 million of our short-term investments were invested in variable rate demand notes or VRDN, and $2.8 million in auction rate securities or ARS, issued by municipalities and government-sponsored agencies. Through February 6, 2008, we had reduced our total investments in ARS to $2.5 million, principally by investing in other short-term investments as individual ARS reset periods came due and the securities were once again subject to the auction process. The $2.5 million we have invested in ARS and $6.0 million in VRDN at February 27, 2008 all were rated AAA by a major credit rating agency, with the exception of one $600,000 ARS instrument which is rated A+. Our auction rate securities are guaranteed by commercial insurance carriers. Through February 27, 2008, auctions for $1.2 million of these ARS were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to more of the ARS will be unsuccessful in the near term. Unsuccessful auctions will result in our holding ARS beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. We believe that the higher reset interest rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge and/or reclassify these investments from short-term to long-term investments.

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

Our board of directors authorized a stock buy-back program of 12.5 million shares, of which 8.3 million shares remain to be purchased as of December 31, 2007. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and short-term and long-term investments and could also require us to seek additional external financing. During the year ended December 31, 2006, we purchased 400,000 shares of our common stock at a cost of $5.8 million. No shares were purchased during the year ended December 31, 2007.

On November 28, 2007, we completed the acquisition of CCSS. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We have additionally incurred approximately $0.6 million in transaction costs. We may also pay contingent consideration of up to approximately $14 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through 2010. As of December 31, 2007, we recorded an accrual and increased goodwill by $3.0 million for contingent payments which we paid in February 2008. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety services for a ten-year period, subject to certain exceptions. We plan to fully integrate the operations of CCSS into our existing operations. We will do so by merging CCSS’s Reno, Nevada based operations into our existing operations in Philadelphia, Pennsylvania or Peterborough, United Kingdom. In so doing, we will close the operations in Reno in late 2008. Costs identified at the date of the acquisition as part of this closing were estimated to be $1.2 million for severance and $0.9 million for lease costs. In accordance with Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these amounts have been recognized as a liability as of the date of the acquisition and included in the cost of the acquisition. Other costs such as stay pay incentive arrangements and other related period costs associated with the closing of the Reno location will be expensed in the period when such costs are incurred. The stay pay incentive arrangements costs, which we estimate will be $1.8 million, will be recognized as expense over the required service period of the employee.

The following table presents contractual obligations information as of December 31, 2007 (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Capital lease obligations	$1,178	$1,129	$49	$—	$—
Operating leases*	10,582	2,862	4,438	2,368	914
Purchase obligations	3,642	3,642

Total	$15,402	$7,633	$4,487	$2,368	$914

*	Includes the estimated lease costs for the Reno location for the period where it will not be used for operations.

The long-term portion of other liabilities is comprised of the present value of estimated lease costs for the Reno location for the period where it will not be used for operations and deferred rent for the Reno location. The gross amount of the payments associated with these liabilities are included in operating leases in the contractual obligations table above.

Inflation

We believe the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

Recent Accounting Pronouncements

In June 2006, the FASB ratified the EITF consensus on EITF Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation)” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and allows for the adoption of an accounting policy of presenting taxes either on a gross basis within revenue or on a net basis. We collect various taxes which have been and continue to be accounted for on a net basis. We adopted EITF 06-3 on January 1, 2007, the required effective date. The adoption of EITF 06-3 did not have an effect on our financial condition or results of operations.

In September 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 effective January 1, 2007. We did not recognize any adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective beginning with our first quarter 2008 fiscal period. In January 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow additional time for FASB to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. We are currently evaluating the potential impact of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have any impact on our financial condition or results of operations.

In December of 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are required to adopt SFAS No. 141R in the first quarter of 2009 and will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

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

Business Combinations

In November 2007, we completed the acquisition of CCSS, and we may pursue additional acquisitions in the future. We are required to allocate the purchase price of acquired companies to the tangible and intangible assets we acquired and liabilities we assumed based on their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer contracts, backlog, customer relationships, proprietary technology and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets we acquired and liabilities we assumed.

For a discussion of how we allocated the purchase price of CCSS, see Note 2 to our consolidated financial statements included elsewhere herein.

Goodwill

As a result of the CCSS acquisition, we carry a significant amount of goodwill. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2005, 2006 or 2007.

If we determine that the carrying value of goodwill may not be recoverable, we will base the measurement of any impairment on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

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

Significant management judgment is required in determining our provision for income taxes, deferred taxes and any valuation allowance recorded against deferred tax assets. As of December 31, 2007, we had a valuation allowance of $1.0 million related to the uncertain realization of certain deferred tax assets. See Note 7 to our consolidated financial statements for more information.

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

We compute amortization on our intangible assets, other than goodwill, over their estimated useful lives, which generally range from one to ten years. Amortization of backlog from the CCSS acquisition is recognized on an accelerated basis while other intangibles are amortized using the straight-line method.

Changes in the estimated useful lives of long-lived assets could have a material effect on our results of operations.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles.

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

Interest Rate Risk

We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents, short-term investments and long-term investments, but in order to ensure liquidity, we will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the year ended December 31, 2007 would have decreased by approximately $0.5 million. This estimate assumes that the decrease occurred on the first day of 2007 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents, short-term investments and long-term investments. See “Liquidity and Capital Resources” as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Foreign Currency Risk

We operate on a global basis from locations in the United States and the United Kingdom. All international net revenues and expenses are billed or incurred in either U.S. dollars or pounds sterling. As such, we face exposure to adverse movements in the exchange rate of the pound sterling. As the currency rate changes, translation of the statement of operations of our UK subsidiary from the local currency to U.S. dollars affects year-to-year comparability of operating results. We do not currently hedge translation risks.

Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported consolidated operating income for the year ended December 31, 2007 by less than $0.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is set forth on Pages F-1 through F-32.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company (including our consolidated subsidiaries) in the reports we file with or submit to the SEC is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and

(ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our evaluation of and conclusion on the effectiveness of internal control over financial reporting excludes CCSS, which we acquired on November 28, 2007. The period of time between completion of the acquisition and management’s evaluation was not sufficient to permit an assessment of CCSS’s internal controls. We recorded total assets of $41.7 million related to the acquisition, representing approximately 28% of our total consolidated assets, and $1.5 million in revenues, representing less than 2% of our fiscal 2007 total consolidated revenues.

Management’s annual report on internal control over financial reporting

See Management’s Report on Internal Control Over Financial Reporting on page F-2.

Report of the independent registered public accounting firm

See Report of Independent Registered Public Accounting Firm on page F-3.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement (the “Proxy Statement”) to be filed with the SEC for our Annual Meeting of Stockholders to be held on May 1, 2008, under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Business Conduct,” and is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference to the information set forth in “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference to the information set forth in “Stock Ownership — The Stock Ownership of Our Principal Stockholders, Directors and Executive Officers” and “Executive Compensation — Compensation Discussion and Analysis — Elements of Our Compensation Program — Existing Equity Compensation Plan” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated by reference to the information set forth in “Related Party Transactions” and “Corporate Governance Matters— Director Independence” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated by reference to the information set forth in “Ratification of Independent Registered Public Accountants” and “Audit and Non-Audit Fees” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1.	The consolidated financial statements of eResearchTechnology, Inc. (the “Company”) filed as a part of this Form 10-K are listed on the attached Index to Consolidated Financial Statements and Financial Statement Schedule at F-1.

2.	The financial statement schedule of the Company filed as a part of this Form 10-K is listed in the attached Index to Consolidated Financial Statements and Financial Statement Schedule at F-1.

3. Exhibits.

3.1	Restated Certificate of Incorporation, as amended.(1)

3.2	Bylaws.(2)

3.3	Amendment to Bylaws.(3)

3.4	Certificate of Merger between the Company and eRT Operating Company.(4)

4.1	Form of Stock Certificate.(4)

10.1	Registration Rights Agreement dated August 27, 1999.(5)

10.2	Share Purchase Agreement dated November 27, 2007 by and among the Company, Covance Central Laboratory Services Limited Partnership, Covance Cardiac Safety Services Inc. and Covance Inc.(6)

10.4	Exclusive Marketing Agreement dated November 27, 2007 by and between the Company and Covance Inc.(7)

10.7	1996 Stock Option Plan, as amended.(4)*

10.11	2006 Bonus Plan.(8)*

10.12	2007 Bonus Plan.(9)*

10.23	Sublease Agreement between the Company and Raytheon Engineers & Constructors, Inc.(3)

10.25	Amendment to the Sublease Agreement between the Company and 17th Ludlow Property, L.L.C.(10)

10.26	Amendment to the Sublease Agreement between the Company and 17th Ludlow Property, L.L.C.(11)

10.31	Amended and Restated 2003 Equity Incentive Plan, as amended.(12)*

10.40	Management Employment Agreement effective February 7, 2006 between Joseph Esposito and the Company.(8)*

10.41	Amendment to Management Employment Agreement effective August 16, 2004 between Dr. Joel Morganroth and the Company.(1)*

10.42	Management Employment Agreement effective January 1, 2008 between Dr. Joel Morganroth and the Company.*

10.43	Consultant Agreement effective January 1, 2007 between Dr. Joel Morganroth and the Company.(12)*

10.44	Management Employment Agreement effective August 20, 2004 between Dr. Jeffrey Litwin and the Company.(1)*

10.45	Management Employment Agreement effective August 20, 2004 between George Tiger and the Company.*

10.46	Consultant Agreement effective January 1, 2008 between Dr. Joel Morganroth and the Company.*

10.48	Management Employment Agreement effective June 23, 2006 between Michael J. McKelvey and the Company.(13)*

10.49	Management Employment Agreement effective May 17, 2006 between Richard A. Baron and the Company.(13)*

10.50	Amendment to Management Employment Agreement effective June 12, 2006 between Richard A. Baron and the Company.(13)*

10.52	Lease Agreement dated August 18, 2000 between Advance/GLD 2 L.L.C. and the Company.(14)

10.54	Lease Agreement dated September 28, 2004 between Royal and Sun Alliance Insurance PLC and the Company’s subsidiary, eResearchTechnology Limited.(15)

10.56	Management Employment Agreement effective May 21, 2001 between Dr. Joel Morganroth and the Company.(16)*

10.59	Attornment Agreement between 17th Ludlow Property, L.L.C. and the Company.(4)

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 4, 2004.

(2)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Registration Statement on Form S-1, File No. 333-17001, declared effective by the Securities and Exchange Commission on February 3, 1997.

(3)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 31, 1999.

(4)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 12, 2002.

(5)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 8-K on September 9, 1999.

(6)	Incorporated by reference to Exhibit 2.1, filed with the Company’s Form 8-K on December 4, 2007.

(7)	Incorporated by reference to Exhibit 10.1, filed with the Company’s Form 8-K on December 4, 2007. Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(8)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 10, 2006.

(9)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 4, 2007.

(10)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 7, 2003.

(11)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 3, 2004.

(12)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 4, 2007.

(13)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 4, 2006.

(14)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 13, 2000.

(15)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 11, 2005.

(16)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 10, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March, 2008.

eResearchTechnology, Inc.

By:	Michael J. McKelvey
Michael J. McKelvey
President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Michael J. McKelvey Michael J. McKelvey	President and Chief Executive Officer, Director (Principal executive officer)	March 7, 2008

Joel Morganroth, MD Joel Morganroth, MD	Chairman of the Board of Directors	March 7, 2008

Richard A. Baron Richard A. Baron	Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)	March 7, 2008

Sheldon M. Bonovitz Sheldon M. Bonovitz	Director	March 7, 2008

Gerald A. Faich, MD, MPH Gerald A. Faich, MD, MPH	Director	March 7, 2008

David D. Gathman David D. Gathman	Director	March 7, 2008

Elam M. Hitchner Elam M. Hitchner	Director	March 7, 2008

John H. Park John H. Park	Director	March 7, 2008

Stephen S. Phillips Stephen S. Phillips	Director	March 7, 2008

Stephen M. Scheppmann Stephen M. Scheppmann	Director	March 7, 2008

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2007.

Our evaluation of and conclusion on the effectiveness of internal control over financial reporting excludes Covance Cardiac Safety Services, Inc. (CCSS), which we acquired on November 28, 2007. The period of time between completion of the acquisition and management’s evaluation was not sufficient to permit an assessment of CCSS’s internal controls. We recorded total assets of $41.7 million related to the acquisition, representing approximately 28% of our total consolidated assets, and $1.5 million in revenues, representing less than 2% of our fiscal 2007 total consolidated revenues.

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

We have audited eResearchTechnology, Inc’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, eResearchTechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued COSO.

The Company acquired Covance Cardiac Safety Services, Inc. (CCSS) during 2007, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, CCSS’s internal control over financial reporting associated with total assets of $41.7 million and total revenues of $1.5 million included in the consolidated financial statements of the eResearchTechnology, Inc. and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of CCSS.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eResearchTechnology, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 7, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 7, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
eResearchTechnology, Inc.:

We have audited the accompanying consolidated balance sheets of eResearchTechnology, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eResearchTechnology, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. As discussed in Notes 1 and 11 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), eResearchTechnology Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 7, 2008

eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2006	2007

Assets
Current Assets:
Cash and cash equivalents	$15,497	$38,082
Short-term investments	41,416	8,797
Accounts receivable, net	17,866	26,718
Prepaid income taxes	2,819	743
Prepaid expenses and other	2,761	3,087
Deferred income taxes	912	901

Total current assets	81,271	78,328
Property and equipment, net	31,129	33,347
Goodwill	1,212	30,908
Long-term investments	928	—
Intangible assets	—	3,849
Deferred income taxes	—	1,011
Other assets	524	253

Total assets	$115,064	$147,696

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,360	$3,505
Accrued expenses	3,445	12,103
Income taxes payable	781	2,352
Current portion of capital lease obligations	40	1,097
Deferred revenues	11,325	13,905

Total current liabilities	19,951	32,962
Capital lease obligations, excluding current portion	—	48
Deferred income taxes	1,491	—
Other liabilities	—	1,174

Total liabilities	21,442	34,184

Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 58,356,546 and 58,870,291 shares issued, respectively	584	589
Additional paid-in capital	83,493	87,957
Accumulated other comprehensive income	1,510	1,679
Retained earnings	70,225	85,477
Treasury stock, 8,247,119 shares at cost	(62,190)	(62,190)

Total stockholders’ equity	93,622	113,512

Total liabilities and stockholders’ equity	$115,064	$147,696

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2006	2007

Net revenues:
Licenses	$6,063	$3,017	$2,700
Services	59,712	55,309	69,547
Site support	21,072	28,042	26,451

Total net revenues	86,847	86,368	98,698

Costs of revenues:
Cost of licenses	436	286	304
Cost of services	24,337	25,431	30,522
Cost of site support	13,965	18,821	17,808

Total costs of revenues	38,738	44,538	48,634

Gross margin	48,109	41,830	50,064

Operating expenses:
Selling and marketing	9,122	11,051	11,222
General and administrative	11,458	14,668	12,258
Research and development	4,093	4,146	4,333

Total operating expenses	24,673	29,865	27,813

Operating income	23,436	11,965	22,251
Other income, net	936	1,250	2,206

Income before income taxes	24,372	13,215	24,457
Income tax provision	9,007	4,905	9,205

Net income	$15,365	$8,310	$15,252

Basic net income per share	$0.31	$0.17	$0.30

Diluted net income per share	$0.29	$0.16	$0.29

Shares used to calculate basic net income per share	50,114	49,474	50,476

Shares used to calculate diluted net income per share	52,905	51,485	51,743

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income	Earnings	Stock	Total

Balance, January 1, 2005	56,396,696	564	69,694	1,601	46,550	(31,555)	86,854
Comprehensive income
Net income	—	—	—	—	15,365	—	15,365
Currency translation adjustment, net of tax	—	—	—	(1,015)	—	—	(1,015)

Total comprehensive income							14,350
Purchase of treasury stock	—	—	—	—	—	(24,832)	(24,832)
Tax benefit from exercise of stock options	—	—	2,105	—	—	—	2,105
Exercise of stock options	474,314	5	1,491	—	—	—	1,496

Balance, December 31, 2005	56,871,010	569	73,290	586	61,915	(56,387)	79,973
Comprehensive income
Net income	—	—	—	—	8,310	—	8,310
Currency translation adjustment, net of tax	—	—	—	924	—	—	924

Total comprehensive income							9,234
Purchase of treasury stock	—	—	—	—	—	(5,803)	(5,803)
Share-based compensation	—	—	2,970	—	—	—	2,970
Tax benefit from exercise of stock options	—	—	3,397	—	—	—	3,397
Exercise of stock options	1,485,536	15	3,836	—	—	—	3,851

Balance, December 31, 2006	58,356,546	584	83,493	1,510	70,225	(62,190)	93,622
Comprehensive income
Net income	—	—	—	—	15,252	—	15,252
Currency translation adjustment, net of tax	—	—	—	169	—	—	169

Total comprehensive income							15,421
Share-based compensation	—	—	2,015	—	—	—	2,015
Capitalized share-based compensation	—	—	40	—	—	—	40
Tax benefit from exercise of stock options	—	—	759	—	—	—	759
Exercise of stock options	513,745	5	1,650	—	—	—	1,655

Balance, December 31, 2007	58,870,291	$589	$87,957	$1,679	$85,477	$(62,190)	$113,512

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2005	2006	2007

Operating activities:
Net income	$15,365	$8,310	$15,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,741	11,253	15,129
Cost of sales of equipment	1,018	3,722	1,143
Provision for uncollectible accounts	87	111	30
Share-based compensation	—	2,975	2,004
Stock option income tax benefit	2,107	—	—
Investment impairment charge	284	226	—
Changes in operating assets and liabilities exclusive of CCSS acquisition:
Accounts receivable	(696)	(2,567)	(4,192)
Prepaid expenses and other	671	132	352
Accounts payable	(72)	950	(2,147)
Accrued expenses	806	(1,779)	2,806
Income taxes	(10)	(2,104)	3,137
Deferred revenues	(4,109)	(4,897)	2,487

Net cash provided by operating activities	26,192	16,332	36,001

Investing activities:
Purchases of property and equipment	(16,145)	(15,181)	(11,073)
Purchases of investments	(38,193)	(46,425)	(58,008)
Proceeds from sales of investments	24,558	40,658	91,555
Payments for acquisition	—	—	(35,800)

Net cash used in investing activities	(29,780)	(20,948)	(13,326)

Financing activities:
Repayment of capital lease obligations	(233)	(153)	(2,504)
Proceeds from exercise of stock options	1,495	3,851	1,655
Stock option income tax benefit	—	3,400	760
Repurchase of common stock for treasury	(24,832)	(5,803)	—

Net cash (used in) provided by financing activities	(23,570)	1,295	(89)

Effect of exchange rate changes on cash	(216)	386	(1)

Net increase (decrease) in cash and cash equivalents	(27,374)	(2,935)	22,585
Cash and cash equivalents, beginning of period	45,806	18,432	15,497

Cash and cash equivalents, end of period	$18,432	$15,497	$38,082

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements

1.	Background and Summary of Significant Accounting Policies:

Background

eResearchTechnology, Inc. (eRT), a Delaware corporation, was founded in 1977 to provide Cardiac Safety services to evaluate the safety of new drugs. eRT and its consolidated subsidiaries collectively are referred to as the “Company” or “we.” We provide technology and services that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic services (Cardiac Safety services or EXPeRT® ECG services) and a leading provider of technology and services that streamline the clinical trials process by enabling our clients to evolve from traditional, paper-based methods to electronic processing using our EXPeRT® eClinical products and services.

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. We offer Cardiac Safety services, which are utilized by pharmaceutical companies, biotechnology companies, medical device companies, clinical trial sponsors and clinical research organizations (CROs) during the conduct of clinical trials. The Cardiac Safety services are performed during all phases of a clinical trial cycle and include the collection, interpretation and distribution of electrocardiographic (ECG) data and images. The ECG provides an electronic map of the heart’s rhythm and structure, and typically is performed in most clinical trials. Cardiac Safety services permits assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Thorough QTc studies are comprehensive studies that typically are of large volume and of short duration, with ECGs performed over a two- to six-month period. We also offer site support, which includes the rental and sale of cardiac safety equipment along with related supplies and freight. Additionally, we offer the licensing and, at the client’s option, hosting of our proprietary EXPeRT® eClinical software products and the provision of maintenance and consulting services in support of our proprietary EXPeRT® eClinical software products.

On November 28, 2007, we acquired Covance Cardiac Safety Services, Inc. (CCSS), the centralized ECG business of Covance Inc. (Covance). See Note 2 for additional disclosure. CCSS is engaged primarily in the business of processing electrocardiograms in a digital environment as part of clinical trials of pharmaceutical candidates to permit assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Under the terms of the Purchase Agreement, we purchased all of the outstanding shares of capital stock of CCSS in consideration of an upfront cash payment of $35.2 million plus additional cash payments of up to approximately $14 million, based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. During 2007, Covance earned $3.0 million of this contingent amount, which we paid in January 2008. The final net proceeds to Covance are further subject to certain post-closing working capital adjustments. As previously reported, the acquisition included a marketing agreement under which Covance is obligated to use us as its provider of centralized cardiac safety services, and to offer these services to Covance’s clients, on an exclusive basis, for a 10-year period, subject to certain exceptions. We will pay Covance a portion of the revenues we receive during each calendar year of the 10-year term that are based primarily on referrals made by Covance under the agreement. The agreement does not restrict our continuing collaboration with our other key CRO, Phase I units, Academic Research Centers and other strategic partners.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of eRT and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We consider our business to consist of one segment as this represents management’s view of our operations.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues

Our license revenues consist of license fees for perpetual licenses and monthly and annual term licenses. Our services revenues consist of Cardiac Safety services and consulting, technology consulting and training services and software maintenance services. Our site support revenues consist of cardiac safety equipment rentals and sales along with related supplies and freight.

We recognize software revenues in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, ’Software Revenue Recognition’, With Respect to Certain Transactions.” Accordingly, we recognize up-front license fee revenues under the residual method when a formal agreement exists, delivery of the software and related documentation has occurred, collectability is probable and the license fee is fixed or determinable. We recognize monthly and annual term license fee revenues over the term of the arrangement. Hosting service fees are recognized evenly over the term of the service. Cardiac Safety services revenues consist of services that we provide on a fee for services basis and are recognized as the services are performed. We recognize revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. We provide consulting and training services on a time and materials basis and recognize revenues as we perform the services. Site support revenues are recognized at the time of sale or over the rental period.

For arrangements with multiple deliverables where the fair value of each element is known, the revenue is allocated to each component based on the relative fair values of each element in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” For arrangements with multiple deliverables where the fair value of one or more delivered elements is not known, revenue is allocated to each component of the arrangement using the residual method provided that the fair value of all undelivered elements is known. Fair values for undelivered elements are based primarily upon stated renewal rates for future products or services.

We have recorded reimbursements received for out-of-pocket expenses incurred as revenue in the accompanying consolidated financial statements in accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ’Out-of-Pocket’ Expenses.”

Revenue is recognized on unbilled services and relates to amounts that are currently unbillable to the customer pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but recognized as revenue as services are performed. Amounts included in unbilled revenue are expected to be collected within one year and are included within current assets. See Note 4 for further detail regarding our accounts receivable.

Business Combinations

In November 2007, we completed the acquisition of CCSS, and we may pursue additional acquisitions in the future. We are required to allocate the purchase price of acquired companies to the tangible and intangible assets we acquired and liabilities we assumed based on their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer contracts, customer relationships, proprietary technology and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets we acquired and liabilities we assumed.

For a discussion of how we allocated the purchase price of CCSS, see Note 2.

Cash and Cash Equivalents

We consider cash on deposit and in overnight investments and investments in money market funds with financial institutions to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds.

Short-term and Long-term Investments

At December 31, 2007, short-term investments consisted of variable rate demand notes and auction rate securities issued by municipalities and government-sponsored agencies. The variable rate demand notes and auction rate securities owned by the Company are rated AAA by a major credit rating agency, with the exception of one $600,000 auction rate security instrument which is rated A+, and are commercially insured. The underlying securities have contractual maturities which are generally greater than ten years with auction and interest rate reset periods less than 12 months. The variable rate demand notes and auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of variable rate demand notes and auction rate securities approximates fair value due to the frequent resetting of the interest rates. See Note 16 for additional disclosure regarding our investment in auction rate securities.

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. We classified all of our short-term investments at December 31, 2007 as available-for-sale. At December 31, 2006 and 2007, unrealized gains and losses were immaterial. Realized gains and losses during 2005, 2006 and 2007 were immaterial. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Pursuant to SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. These costs are included in property and equipment. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. During the years ended December 31, 2005, 2006 and 2007, $4.0 million, $4.6 million and $3.5 million, respectively, of these costs have been capitalized. As of December 31, 2007, $1.7 million of capitalized costs have not yet been placed in service and are therefore not being amortized. We accelerated the amortization of certain internal-use software costs due to an upgrade replacement that took place in January 2007. Amortization of capitalized software development costs was $1.3 million, $1.1 million and $2.8 million for the years ended December 31, 2005, 2006 and 2007, respectively, and was charged to cost of Cardiac Safety services. Gains or losses on the disposition of property and equipment are included in operations. Depreciation expense was $9.4 million, $10.1 million and $12.1 million for the years ended December 31, 2005, 2006 and 2007, respectively.

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

The gross cost for cardiac safety equipment was $29.2 million and $36.8 million at December 31, 2006 and 2007, respectively. The accumulated depreciation for cardiac safety equipment was $15.2 million and $20.0 million at December 31, 2006 and 2007, respectively.

Prior to 2007, a portion of our cardiac safety equipment was obtained under operating leases. During the first quarter of 2007, we entered into an agreement to purchase all of our leased cardiac safety equipment at an established price at the end of each lease schedule’s term, rather than return the equipment at that time. As a result, in accordance with SFAS No. 13, “Accounting for Leases,” we re-evaluated the classification of the leases and determined that the classification should be converted from operating leases to capital leases. As a result, we recorded a non-cash addition to property and equipment of $3.6 million and $3.6 million of capital lease obligations.

Goodwill

As a result of the CCSS acquisition, we carry a significant amount of goodwill. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2005, 2006 or 2007.

When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.

The carrying value of goodwill was $1.2 million and $30.9 million as of December 31, 2006 and 2007, respectively. During fiscal 2007, goodwill increased approximately $29.7 million due to the acquisition of the centralized ECG business of Covance Inc. See Note 2 for additional disclosure regarding the CCSS acquisition.

Business Combinations and Valuation of Intangible Assets

We account for business combinations in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires business combinations to be accounted for using the purchase method of accounting and includes specific criteria for recording intangible assets separate from goodwill. Results of

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

operations of acquired businesses are included in the financial statements of the acquiring company from the date of acquisition. Net assets of the acquired company are recorded at their fair value at the date of acquisition and we expense amounts allocated to in-process research and development in the period of acquisition. Identifiable intangibles, such as the acquired customer base, are amortized over their expected economic lives in proportion to their expected future cash flows.

Long-lived Assets

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during 2005, 2006 or 2007.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2005, 2006 and 2007 was $0.8 million, $0.7 million and $0.8 million, respectively.

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

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006 is recognized in the Consolidated Statements of Operations over the remaining service period after such date based on the award’s original estimate of fair value. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the years ended December 31, 2006 and 2007 under SFAS No. 123R was $2.8 million and $2.0 million, respectively. For the year ended December 31, 2006, this additional share-based compensation

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

lowered pre-tax earnings by $2.8 million, lowered net income by $2.3 million and lowered basic and diluted earnings per share by $0.05. We capitalized $0.1 million of share-based compensation as system development costs in accordance with SFAS No. 123R.

Fair Value Disclosures — Prior to SFAS No. 123R Adoption

Had we adopted SFAS No. 123 at the beginning of fiscal 2005, the impact on the financial results for the year ended December 31, 2005 would have been as follows (in thousands, except per share amounts):

Year Ended
December 31,
2005

Net income, as reported	$15,365
Deduct:
Net stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2,817)
Net stock-based employee compensation expense related to acceleration of certain unvested stock options, net of related tax effects	(876)

Pro forma net income	$11,672

Earnings per share:
Basic — as reported	$0.31
Basic — pro forma	$0.23
Diluted — as reported	$0.29
Diluted — pro forma	$0.22

The fair value of the Company’s stock-based awards to employees during the year ended December 31, 2005 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis.

2005

Risk-free interest rate	3.55%
Expected dividend yield	0.00%
Expected life	3.5 years
Expected volatility	62.92%

The above assumptions were used to determine the weighted-average per share fair value of $7.16 for stock options granted during the year ended December 31, 2005.

Valuation Assumptions for Options Granted during Fiscal 2006 and 2007

The fair value of each stock option granted during the years ended December 31, 2006 and 2007 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis.

	2006	2007

Risk-free interest rate	4.82%	4.68%
Expected dividend yield	0.00%	0.00%
Expected life	3.5 years	3.5 years
Expected volatility	59.68%	55.89%

The above assumptions were used to determine the weighted-average per share fair value of $6.15 and $3.38 for stock options granted during the years ended December 31, 2006 and 2007, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” effective January 1, 2007. See Note 7 for further discussion.

Other Income, Net

Other income, net consists primarily of earnings on cash, cash equivalents, short-term investments and long-term investments as well as foreign exchange gains, net of interest expense related to capital lease obligations, foreign exchange losses and, in 2005 and 2006, impairment charges related to a cost basis investment.

Supplemental Cash Flow Information

We paid $7.1 million, $3.8 million and $5.7 million for income taxes in the years ended December 31, 2005, 2006 and 2007, respectively.

During the year ended December 31, 2006, we acquired $1.0 million of property and equipment which was financed through accounts payable at December 31, 2006. During the year ended December 31, 2007, we acquired $3.6 million of property and equipment through the conversion of operating leases into capital leases due to an agreement to purchase all of our leased cardiac safety equipment at an established price at the end of each lease schedule’s term, rather than return the equipment at that time.

Concentration of Credit Risk and Significant Clients

Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the pharmaceutical, biotechnology and medical device industries. For the years ended December 31, 2005, 2006 and 2007, one client accounted for approximately 13%, 16% and 24% of net revenues, respectively. The loss of this client could have a material adverse effect on our operations. We maintain reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management’s expectations.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Translation of Foreign Financial Statements

Assets and liabilities of our UK subsidiary, whose functional currency is the British pound, are translated into U.S. dollars at the exchange rate as of the end of each reporting period. The consolidated statement of operations is translated at the average exchange rate for the period. Net exchange gains or losses resulting from the translation of foreign financial statements are accumulated and credited or charged directly to a separate component of other comprehensive income. Foreign currency transaction gains or losses are recorded in the consolidated statement of operations as incurred.

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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Net		Per Share
Year Ended December 31,	Income	Shares	Amount

2005
Basic net income	$15,365	50,114	$0.31
Effect of dilutive shares	—	2,791	(0.02)

Diluted net income	$15,365	52,905	$0.29

2006
Basic net income	$8,310	49,474	$0.17
Effect of dilutive shares	—	2,011	(0.01)

Diluted net income	$8,310	51,485	$0.16

2007
Basic net income	$15,252	50,476	$0.30
Effect of dilutive shares	—	1,267	(0.01)

Diluted net income	$15,252	51,743	$0.29

In computing diluted net income per share, 1,173,000, 1,523,000 and 1,497,000 options to purchase shares of common stock were excluded from the computations for the years ended December 31, 2005, 2006 and 2007, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective periods.

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

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In June 2006, the FASB ratified the EITF consensus on EITF Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation)” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and allows for the adoption of an accounting policy of presenting taxes either on a gross basis within revenue or on a net basis. We collect various taxes which have been and continue to be accounted for on a net basis. We adopted EITF 06-3 on January 1, 2007, the required effective date. The adoption of EITF 06-3 did not have an effect on our financial condition or results of operations.

In September 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 effective January 1, 2007. We did not recognize any adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective beginning with our first quarter 2008 fiscal period. In January 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow additional time for FASB to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. We are currently evaluating the potential impact of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have any impact on our financial condition or results of operations.

In December of 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are required to adopt SFAS No. 141R in the first quarter of 2009 and will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

2.	Business Combination

On November 28, 2007, we acquired CCSS. See Note 1 for a summary of the terms of this acquisition. We have included CCSS’s operating results in our Consolidated Statements of Operations from the date of the acquisition. We present pro forma results of operations for CCSS because the effect of this acquisition was material to eRT on a standalone basis. Under the terms of the agreement, the total initial purchase consideration was $35.2 million. We have additionally incurred approximately $0.6 million in transaction costs. We may also pay contingent consideration of approximately $14 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. As of December 31, 2007, we recorded an accrual of $3.0 million of contingent payments, which we paid in January 2008. This contingent payment increased goodwill by $3.0 million. The acquisition of CCSS was a nontaxable transaction. Under the terms of the marketing agreement, Covance agreed to exclusively use eRT as its provider of centralized cardiac safety services for a ten-

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

year period. We believe that the CCSS acquisition may enhance our revenues and, when fully integrated, our profitability because it will permit us to better leverage our personnel and technology.

The acquisition costs of CCSS have been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as follows (in thousands):

Property and equipment	$2,447
Backlog	1,900
Customer relationships	1,700
Technology	400
Deferred tax assets	2,126
Goodwill, including workforce	26,686
Accrued liabilities relating to severance and lease costs)	(2,065)
Other net assets acquired	2,606

Purchase price	$35,800

Backlog will be amortized over three years on an accelerated basis. Customer relationships will be amortized over ten years using the straight-line method and technology will be amortized over one year using the straight-line method.

The allocation of the purchase price is based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available particularly with regard to the working capital adjustment as provided for in the purchase agreement and acquisition-related professional fees.

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations for eRT and CCSS on a pro forma basis as though the companies had been combined as of the beginning of each of the periods presented after giving effect to certain adjustments including the amortization of intangible assets. eRT’s historical results of operations for the year ended December 31, 2007, included the results of CCSS since November 28, 2007, the date of acquisition. The unaudited pro forma financial information for the years ended December 31, 2006 and 2007, combines eRT’s historical results for these years with the historical results for the comparable reporting periods for CCSS. The unaudited pro forma financial information below is for informational purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of each of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

	Year Ended December 31,
	2006	2007
	(In thousands)
	(Unaudited)

Revenue	$117,243	$120,163
Operating income	14,455	21,176
Net income	8,785	13,439
Basic net income per share	$0.18	$0.27
Diluted net income per share	$0.17	$0.26

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

3.	Intangible Assets

Amortization of intangible assets represents the amortization of the intangible assets from the CCSS acquisition. There were no intangible assets as of December 31, 2006. The gross and net carrying amounts of the acquired intangible assets as of December 31, 2007 were as follows (in thousands):

	Estimated				Estimated
	Fair	Accumulated	Net Book		Useful Life
Description	Value	Amortization	Value		(In Years)

Backlog	$1,900	$104	$1,796	*	3
Customer Relationships	1,700	14	1,686		10
Technology	400	33	367		1

Total	$4,000	$151	$3,849

*	The backlog will be amortized over three years on an accelerated basis.

The related amortization expense reflected in our consolidated statements of operations for 2007 was $151.

Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31:

Amortization
of Intangible
Years Ending December 31,	Assets

2008	$1,700
2009	542
2010	431
2011	170
2012	170
Therafter	836

Total	$3,849

4.	Accounts Receivable, Net

The components of accounts receivable, net were as follows (in thousands):

	December 31,
	2006	2007

Billed	$17,710	$24,996
Unbilled	709	2,275
Allowance for doubtful accounts	(553)	(553)

	$17,866	$26,718

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

5.	Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	December 31,
	2006	2007

Computer and other equipment	$10,708	$13,380
Cardiac safety rental equipment	29,214	36,797
Furniture and fixtures	3,121	3,171
Leasehold improvements	4,007	4,052
System development costs	18,386	21,931

	65,436	79,331
Less-Accumulated depreciation	(34,307)	(45,984)

	$31,129	$33,347

6.	Line of Credit

We had a line of credit with a bank through June 30, 2007 that provided for borrowings up to $3.0 million at an interest rate equal to the one-month LIBOR plus 1.25% that we allowed to lapse. We expect to reinstate this line of credit at similar terms in the first quarter of 2008. At the time the line of credit lapsed, we had not borrowed any amounts under the line of credit. As of December 31, 2007, we had outstanding letters of credit of $0.5 million.

7.	Income Taxes

The income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2005	2006	2007

Current provision:
Federal	$5,934	$3,023	$7,038
State and local	607	102	1,212
Foreign	1,060	835	1,473

	7,601	3,960	9,723

Deferred provision (benefit):
Federal	909	847	(403)
State and local	428	500	378
Foreign	69	(402)	(493)

	1,406	945	(518)

	$9,007	$4,905	$9,205

Foreign income before income taxes was $3.0 million, $1.4 million and $4.1 million for the years ended December 31, 2005, 2006 and 2007, respectively.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements was as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007

Tax at federal statutory rate	$8,530	$4,625	$8,560
Increase in valuation allowance	122	47	—
State and local taxes, net of federal	672	391	1,033
Federal tax credits	(200)	(115)	(175)
Tax-free interest income	(77)	(425)	(551)
Share-based compensation expense	—	483	361
Other	(40)	(101)	(23)

	$9,007	$4,905	$9,205

Tax benefits of $2.1 million, $3.4 million and $0.8 million associated with the exercise of employee stock options were allocated to equity and recorded in additional paid-in capital in the years ended December 31, 2005, 2006 and 2007, respectively.

The components of our net deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2006	2007

Goodwill amortization	$1,197	$902
Capitalized R&D expenses	1,799	1,522
Tax credit carryforwards	290	147
Net operating loss carryforwards	429	311
Investment impairment	2,431	1,029
Reserves and accruals	883	1,941
Share-based compensation expense	411	698

Gross deferred tax assets	7,440	6,550

Repatriation of UK earnings	(1,433)	(1,301)
Depreciation	(4,155)	(761)
Amortization of intangibles	—	(1,547)

Gross deferred tax liabilities	(5,588)	(3,609)

Deferred tax assets valuation allowance	(2,431)	(1,029)

Net deferred tax assets (liabilities)	$(579)	$1,912

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

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

in the transfer pricing methodology, we recorded a net income tax benefit in the third quarter of 2005 of $0.3 million related to the recovery of prior year state taxes.

At December 31, 2007, we had net operating loss carryforwards for state tax purposes of approximately $4.8 million, which will begin to expire in 2018. At December 31, 2005, 2006 and 2007, we had a valuation allowance of $2.4 million, $2.4 million and $1.0 million, respectively, related to the capital loss on the investment impairment. During the year ended December 31, 2007, the gross deferred tax asset and valuation allowance were each reduced by $1.4 million due to the expiration of the capital loss carryforward period.

Based on our current and future estimates of pretax earnings, management believes the amount of gross deferred tax assets will more likely than not be realized through future taxable income, after consideration of the valuation allowance.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We did not recognize any adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48.

On January 1, 2007, we had $0.8 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2007, we had $0.9 million of unrecognized tax benefits under the provisions. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The interest and penalties were insignificant during the year ended December 31, 2007. Accrued interest and penalties were $0.1 million as of December 31, 2007.

The following is a rollforward of the total gross unrecognized tax benefit liabilities for the year ended December 31, 2007 (in thousands):

December 31,
2007

Unrecognized tax benefits at January 1, 2007	$781
Increase in unrecognized tax benefits for tax positions taken in a prior year	54
Increase in unrecognized tax benefits for tax positions taken in the current year	156
Settlements	—
Expiration of statutes of limitations	—

Unrecognized tax benefits at December 31, 2007	$991

The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject. Due to potential lapses of the statutes of limitations in various jurisdictions in which we operate, it is reasonably possible that the unrecognized tax benefits may decrease by up to $0.5 million during the next twelve months.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

8.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	2006	2007

Accrued compensation	$1,425	$5,886
Accrued CCSS contingent purchase price payment	—	3,010
Accrued outside services	750	688
Deferred rent	710	591
Other accrued liabilities	560	1,928

Total accrued expenses	$3,445	$12,103

9.	Employee Retirement Plan

We sponsor a 401(k) savings plan for all of our eligible employees. Generally, participants in this plan may contribute a portion of their compensation on either a before-tax basis, or on both a before-tax and after-tax basis. The plan also provides for mandatory and discretionary employer matching contributions at various rates. The cost of benefits under the savings plan totaled $0.4 million in 2005, $0.5 million in 2006 and $0.5 million in 2007.

10.	Related Party Transactions

Our Chairman, who is a stockholder, is a cardiologist who provided medical professional services to the Company as an independent contractor through his wholly-owned professional corporation during 2005, 2006 and 2007 (see Note 12). Fees incurred under this consulting arrangement approximated $0.3 million, $0.3 million and $1.5 million in the years ended December 31, 2005, 2006 and 2007, respectively. At December 31, 2006 and 2007, $0.1 million and $0.3 million, respectively, was owed to the professional corporation in connection with the consulting agreement. We amended our consulting agreement with the professional corporation effective in January 2006 and entered into new consulting agreements in January 2007 and January 2008 (see Note 12).

One of our directors is of counsel to the law firm of Duane Morris LLP, which performs legal services for us. We paid fees for such services in the amount of $0.5 million, $0.4 million and $0.9 million for the years ended December 31, 2005, 2006 and 2007, respectively.

11.	Stock Option Plans

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

In May 2003, the stockholders approved a new stock option plan (the “2003 Plan”) that authorized the grant of both incentive and non-qualified options to acquire shares of our common stock and provided for an annual option grant of 10,000 shares to each outside director. The Compensation Committee of our Board of Directors determines or makes recommendations to our Board of Directors regarding the recipients of option grants, the exercise price

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

and other terms of the options under the 2003 Plan. The exercise price of incentive stock options may not be set below the fair value of the common stock on the grant date. Incentive stock options under the 2003 Plan expire ten years from the grant date, or at the end of such shorter period as may be designated by the Compensation Committee, and are exercisable in accordance with vesting provisions set by the Compensation Committee, which generally are over four years. In April 2006, the stockholders approved an amendment to the 2003 Plan that increased the number of shares which could be acquired through option grants under the 2003 Plan by 3,500,000. In accordance with the terms of the 2003 Plan, there are a total of 7,318,625 shares reserved for issuance under the 2003 Plan. The Company normally issues new shares to satisfy option exercises under these plans. On February 15, 2007, the Board of Directors of the Company, based on the recommendation of the Compensation Committee, adopted, subject to stockholder approval at the Annual Meeting, the Company’s Amended and Restated 2003 Equity Incentive Plan (the “2003 Equity Plan”). On April 26, 2007, the stockholders approved the adoption of the Plan. The 2003 Equity Plan amended the Company’s existing 2003 Plan in two material respects. First, it prohibits repricing of any stock options granted under the Plan unless the stockholders approve such repricing. Second, it permits awards of stock appreciation rights, restricted stock, long term performance awards and performance shares in addition to grants of stock options.

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

Information with respect to outstanding options under our plans is as follows:

		Weighted	Remaining
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
				(In thousands)

Outstanding as of January 1, 2007	4,387,033	$8.56
Granted	599,900	7.54
Exercised	(513,745)	3.22
Cancelled/forfeited	(363,577)	16.22

Outstanding as of December 31, 2007	4,109,611	8.44	4.8	$21,057

Options exercisable or expected to vest at December 31, 2007	3,942,050	8.35	4.8	$20,640

Options exercisable at December 31, 2007	2,992,536	7.66	4.5	$18,277

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of our common stock. The total intrinsic value of options exercised for the years ended December 31, 2005, 2006 and 2007 was $5.1 million, $11.9 million and $2.5 million, respectively.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

As of December 31, 2007, 2,992,536 options with a weighted average exercise price of $7.66 per share were exercisable under the 1996 Plan and the 2003 Plan and 3,928,453 shares were available for future awards under the 2003 Plan.

As of December 31, 2007, there was $3.4 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Tax Effect Related to Share-Based Compensation Expense

SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the statement of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our Consolidated Statement of Operations for the years ended December 31, 2006 and 2007 related to share-based compensation expense was approximately $0.5 million and $0.8 million, respectively.

12.	Commitments and Contingencies

Leases

We lease office space and certain equipment. While the majority of the leases are operating leases, certain Cardiac Safety equipment is leased under capital leases. Rent expense, net of sublease rentals, for all operating leases for the years ended December 31, 2005, 2006 and 2007 was $5.0 million, $5.5 million and $3.4 million, respectively.

We lease approximately 39,000 square feet of office space in Philadelphia, Pennsylvania, which expires in August 2008. We also lease approximately 31,000 square feet of office space in Bridgewater, New Jersey, which expires in January 2011 and we lease approximately 18,000 square feet of office space in Peterborough, United Kingdom, which expires in June 2013. We also lease approximately 51,000 square feet in Reno, Nevada, which expires in November 2013. We plan to vacate the Reno location within approximately one year and seek a lessee or sublessee for the property, and both we and Covance are obligated to use our commercially reasonable efforts to locate an appropriate tenant. We are responsible for all payment obligations on the Reno lease until November 28, 2008. From November 28, 2008 through November 28, 2012, we will split the payment obligations on the Reno lease with Covance, to the extent such obligations are not covered by a new tenant.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Future minimum lease payments as of December 31, 2007 are as follows (in thousands):

		Gross
	Capital	Operating	Sublease
	Leases	Leases	Income

2008	$1,129	$2,862	$26
2009	49	2,257	308
2010	—	2,181	323
2011	—	1,226	323
2012	—	1,142	295
2013 and thereafter	—	914	—

	$1,178	$10,582	$1,275

Less imputed interest	(33)

Net present value of capital lease obligations	1,145
Less current installments	(1,097)

Long-term capital lease obligations, excluding current installments	$48

In the second quarter of 2007, we entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 IVR clinical assessments offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of December 31, 2007, we paid HTS $1.5 million for the license and a $0.25 million advanced payment against future royalties. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. An additional $0.75 million of royalty payments are guaranteed, and will be made in two payments in November 2008 and May 2009. Any royalties earned by HTS will be applied against these payments. After these two payments are made, all future payments to HTS will be solely based on royalty payments based on revenues received from EXPeRT® ePROtm sales.

On November 28, 2007, we completed the acquisition of CCSS. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We have additionally incurred approximately $0.6 million in transaction costs. We may also pay contingent consideration of up to approximately $14 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through 2010. As of December 31, 2007, we recorded an accrual of $3.0 million of contingent payments, which we paid in January 2008. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety services for a ten-year period, subject to certain exceptions. We plan to fully integrate the operations of CCSS into our existing operations. We will do so by merging CCSS’s Reno, Nevada based operations into our existing operations in Philadelphia, Pennsylvania or Peterborough, United Kingdom. In so doing, we will close the operations in Reno in late 2008. Costs identified at the date of the acquisition as part of this closing were estimated to be $1.2 million for severance and $0.9 million for lease costs. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, these amounts have been recognized as a liability as of the date of the acquisition and included in the cost of the acquisition. Other costs such as stay pay incentive arrangements and other related period costs associated with the closing of the Reno location will be expensed in the period when such costs are incurred. The stay pay incentive arrangements costs estimated to be $1.8 million will be recognized as expense over the required service period of the employee.

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

Agreements with the Company’s Management

In addition to an employment agreement with the Company’s Chairman, we entered into a consulting agreement with his wholly-owned professional corporation commencing May 21, 2001. Either party may terminate the agreement at any time, with or without cause. The consulting agreement relates to the Chairman’s capacity as a medical doctor and cardiologist and, among other things, requires him to advise the Company on matters related to the successful operation, marketing and business development of its Cardiac Safety services operations. The consulting agreement was amended effective January 1, 2005 to provide for compensation of $264,000 per year plus discretionary bonuses to be determined by the Compensation Committee. A discretionary bonus of $55,500 was awarded under the consulting agreement for the year ended December 31, 2005. The consulting agreement was further amended effective January 1, 2006 to provide for compensation of $282,000 per year plus discretionary bonuses to be determined by the Compensation Committee. No bonuses were awarded under the consulting agreement for the year ended December 31, 2006. We entered into a new consulting agreement with Dr. Morganroth’s professional corporation effective January 1, 2007. The consulting agreement provided for compensation of $294,000 per year plus discretionary bonuses to be determined by the Board of Directors. A discretionary bonus of $70,256 was awarded under the consulting agreement for the year ended December 31, 2007. Additionally, as part of the January 2007 agreement, we contracted with Dr. Morganroth to create a consulting product line for the Company. During 2007, Dr. Morganroth received between 80% and 90% of the fees he generated as a result of this arrangement. Dr. Morganroth was compensated $1,115,000 for fees generated in the consulting product line for 2007. We amended the consulting agreement by entering into a new agreement with Dr. Morganroth’s professional corporation effective January 1, 2008. The agreement provides for compensation of $300,000 per year plus discretionary bonuses to be determined by the Board of Directors. Additionally, the fees associated with the consulting product line that Dr. Morganroth created have been adjusted to a constant 80% of the fees he generates as a result of this arrangement.

We entered into an employment agreement with Dr. McKelvey, our President and Chief Executive Officer, on June 19, 2006. Under the agreement, we may terminate Dr. McKelvey’s employment with or without cause (as defined therein) at any time. In the event that we terminate Dr. McKelvey’s employment other than for cause, death or disability, we are obligated to pay Dr. McKelvey, in lump sum, one year in salary and prorated bonus and to continue his benefits (as defined therein) for one year or until such time he receives benefits that are substantially comparable from another employer, whichever is sooner, subject to benefit plan restrictions; and, in the event of a change in control (as defined therein) of the Company, we are further obligated to accelerate the vesting of all of Dr. McKelvey’s stock options, not otherwise vested, to purchase our common stock and continue his benefits for an additional year. The agreement further provides that, upon such change of control, Dr. McKelvey shall be entitled to receive the benefits described in the foregoing sentence only if (i) he is terminated other than for cause, or (ii) he resigns his employment within 60 days after the change of control because neither the Company nor the other party to the change of control (the “Buyer”) offers him a position with comparable responsibilities, authority, location and compensation, provided, however, that upon a change in control, one-third of the options that Dr. McKelvey was granted on the date of this agreement shall automatically vest, to the extent not already vested, regardless of whether the foregoing conditions are satisfied. Pursuant to the agreement, Dr. McKelvey has agreed, for a period of no less

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

than one year after termination of employment, to refrain from (i) working with a company that directly competes with us and (ii) interfering with our business by soliciting customers or employees.

We entered into an employment agreement with Mr. Baron, our Executive Vice President and Chief Financial Officer, on May 2, 2006. Under the agreement, we may terminate Mr. Baron’s employment with or without cause (as defined therein) at any time. In the event that we terminate Mr. Baron’s employment other than for cause, death or disability, we are obligated to pay Mr. Baron, in lump sum, one year in salary and prorated bonus and to continue his benefits (as defined therein) for one year, subject to benefit plan restrictions; and, in the event of a change in control (as defined therein) of the Company, we are further obligated to accelerate the vesting of all of Mr. Baron’s stock options, not otherwise vested, to purchase our common stock. The agreement further provides that, upon such change of control, Mr. Baron shall be entitled to receive the benefits described in the foregoing sentence only if (i) he is terminated other than for cause, (ii) he resigns his employment within 60 days after the change of control because neither the Company nor the Buyer offers him a position with comparable responsibilities, authority, location and compensation or (iii) he is employed by the Company or the Buyer, or a division or subsidiary thereof, for one year after the date of the change in control. In addition, Mr. Baron shall be entitled to his base salary paid in equal installments per our payroll policy, if his responsibilities, location or reporting relationships are significantly mitigated and diminished and Mr. Baron leaves his employment with our Company. Mr. Baron is entitled to the payments described in the foregoing sentence for one year or until such time he secures full time employment, whichever is sooner. Pursuant to the agreement, Mr. Baron has agreed, for a period of no less than one year after termination of employment, to refrain from (i) working with a company that directly competes with us and (ii) interfering with our business by soliciting customers or employees.

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

During 2006, we made payments to our former President and Chief Executive Officer, Joseph Esposito, in the amount of $1,296,000 and recorded a payable to our former Executive Vice President and Chief Financial Officer, Bruce Johnson, in the amount of $200,000, in accordance with the terms of their employment agreements with the Company. In addition, we will continue to provide Mr. Esposito with benefits until September 2008. We are not obligated to make any additional payments under these employment agreements. Pursuant to these agreements, Mr. Esposito and Mr. Johnson agreed, for a period of no less than one year after termination of employment, to refrain from (i) working with a company that directly competes with us; and (ii) interfering with our business by soliciting customers or employees.

Contingencies

We are involved in legal proceedings from time to time in the ordinary course of our business. We believe that none of these legal proceedings will have a material adverse effect on our financial condition or results of our operations.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

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

13.	Fair Value of Financial Instruments

Many of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and capital leases, are carried at cost, which approximates fair value due to the relatively short maturity of those instruments. Short-term investments and long-term investments are carried at fair value.

14.	Operating Segments and Geographic Information

We consider our business to consist of one segment as this represents management’s view of our operations. We operate on a worldwide basis with two locations in the United States and one location in the United Kingdom, which are categorized below as North America and Europe, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split methodology as discussed in Note 7, and revenues are generally allocated to the geographic segment where the work is performed. The 2005 and 2006 information presented in the tables below has been adjusted to reflect the impact of the changes in transfer pricing as if the changes were in effect as of January 1, 2005.

Geographic information is as follows (in thousands):

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
Notes To Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2006
	North
	America	Europe	Total

License revenues	$3,017	$—	$3,017
Service revenues	44,377	10,932	55,309
Site support revenues	20,438	7,604	28,042

Net revenues from external customers	$67,832	$18,536	$86,368

Operating income	$10,497	$1,468	$11,965
Long-lived assets	$22,340	$8,789	$31,129
Identifiable assets	$97,716	$17,348	$115,064

	Year Ended December 31, 2007
	North
	America	Europe	Total

License revenues	$2,700	$—	$2,700
Service revenues	55,567	13,980	69,547
Site support revenues	17,430	9,021	26,451

Net revenues from external customers	$75,697	$23,001	$98,698

Operating income	$18,305	$3,946	$22,251
Long-lived assets	$25,919	$7,428	$33,347
Identifiable assets	$129,876	$14,810	$147,696

15.	Quarterly Financial Data (Unaudited)

The quarterly data below includes all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation (in thousands, except per share data).

	March 31,		June 30,		September 30,		December 31,
	2006	2007	2006	2007	2006	2007	2006	2007

Net revenues:
Licenses	$638	$782	$1,096	$580	$602	$651	$681	$687
Services	14,725	13,968	12,822	17,561	14,493	16,453	13,269	21,565
Site support	6,036	6,334	8,900	6,593	7,131	6,867	5,975	6,657

Total net revenues	21,399	21,084	22,818	24,734	22,226	23,971	19,925	28,909

Costs of revenues:
Cost of licenses	76	66	77	63	75	70	58	105
Cost of services	6,156	6,790	6,300	7,233	6,674	7,567	6,301	8,932
Cost of site support	4,153	4,195	5,791	4,117	4,548	4,831	4,329	4,665

Total costs of revenues	10,385	11,051	12,168	11,413	11,297	12,468	10,688	13,702

Gross margin	11,014	10,033	10,650	13,321	10,929	11,503	9,237	15,207
Operating income	2,823	3,101	2,464	6,246	3,533	5,361	3,145	7,543
Net income	1,924	2,248	1,677	4,139	2,465	3,706	2,244	5,159
Basic net income per share	$0.04	$0.04	$0.03	$0.08	$0.05	$0.07	$0.04	$0.10
Diluted net income per share	$0.04	$0.04	$0.03	$0.08	$0.05	$0.07	$0.04	$0.10

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Basic and diluted net income per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly net income per share may not agree with the calculated full year net income per share.

16.	Subsequent Event

During the first quarter of fiscal 2008, we continued to hold auction rate securities (ARS) in our short-term investment portfolio, as described in Note 1 to these consolidated financial statements. As of December 31, 2007, the $2.8 million carrying value of these investments was equal to the fair value based on successful auctions preceding and, for certain ARS auctions, subsequent to year end. Through February 6, 2008, we had reduced our total investments in ARS to $2.5 million, principally by investing in other short-term investments as individual ARS reset periods came due and the securities were once again subject to the auction process. The $2.5 million we have invested in ARS at February 27, 2008 were rated AAA by a major credit rating agency, with the exception of one $600,000 instrument which is rated A+. Our auction rate securities are guaranteed by commercial insurance carriers. Through February 27, 2008, auctions for $1.2 million of these securities were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to more of these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge. Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan.

SCHEDULE II

eResearchTechnology, Inc. and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
(In thousands)

	Balance				Balance
	Beginning of	Charges to	Deductions		End
	Period	Expense	from Reserve		of Period

December 31, 2005	$412	$88	$34	(a)	$466
December 31, 2006	$466	$111	$24	(a)	$553
December 31, 2007	$553	$30	$30	(a)	$553

(a)	Write-off of individual accounts receivable.