Form 10-Q
period 2008-03-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2008-05-08
CIK 1026650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
The number of shares of Common Stock, $.01 par value, outstanding as of April 25, 2008, was 50,671,526.

eResearchTechnology, Inc. and Subsidiaries

Part 1. Financial Information
Item 1. Financial Statements
eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2007	March 31, 2008
		(unaudited)

Assets
Current Assets:
Cash and cash equivalents	$38,082	$40,568
Short-term investments	8,797	8,342
Accounts receivable, net	26,718	26,914
Prepaid income taxes	743	—
Prepaid expenses and other	3,087	3,197
Deferred income taxes	901	899

Total current assets	78,328	79,920
Property and equipment, net	33,347	30,826
Goodwill	30,908	31,737
Intangible assets	3,849	3,398
Deferred income taxes	1,011	1,375
Other assets	253	146

Total assets	$147,696	$147,402

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,505	$2,869
Accrued expenses	12,103	7,710
Income taxes payable	2,352	1,675
Current portion of capital lease obligations	1,097	394
Deferred revenues	13,905	13,555

Total current liabilities	32,962	26,203

Capital lease obligations, excluding current portion	48	—
Other liabilities	1,174	1,167

Total liabilities	34,184	27,370

Commitments and contingencies

Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 58,870,291 and 58,918,095 shares issued, respectively	589	589
Additional paid-in capital	87,957	88,734
Accumulated other comprehensive income	1,679	1,676
Retained earnings	85,477	91,223
Treasury stock, 8,247,119 shares at cost	(62,190)	(62,190)

Total stockholders’ equity	113,512	120,032

Total liabilities and stockholders’ equity	$147,696	$147,402

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2007	2008

Net revenues:
Licenses	$782	$625
Services	13,968	25,273
Site support	6,334	7,775

Total net revenues	21,084	33,673

Costs of revenues:
Cost of licenses	66	200
Cost of services	6,790	10,514
Cost of site support	4,195	5,268

Total costs of revenues	11,051	15,982

Gross margin	10,033	17,691

Operating expenses:
Selling and marketing	2,538	3,323
General and administrative	3,469	4,873
Research and development	925	999

Total operating expenses	6,932	9,195

Operating income	3,101	8,496
Other income, net	550	427

Income before income taxes	3,651	8,923
Income tax provision	1,403	3,177

Net income	$2,248	$5,746

Basic net income per share	$0.04	$0.11

Diluted net income per share	$0.04	$0.11

Shares used to calculate basic net income per share	50,198	50,638

Shares used to calculate diluted net income per share	51,431	51,894

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2008
Operating activities:
Net income	$2,248	$5,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,215	4,344
Cost of sales of equipment	383	414
Provision for uncollectible accounts	—	30
Share-based compensation	483	470
Changes in operating assets and liabilities exclusive of CCSS acquisition:
Accounts receivable	1,654	(222)
Prepaid expenses and other	(681)	(11)
Accounts payable	(2,209)	(984)
Accrued expenses	84	(1,548)
Income taxes	1,395	(299)
Deferred revenues	(398)	(344)

Net cash provided by operating activities	6,174	7,596

Investing activities:
Purchases of property and equipment	(2,490)	(1,430)
Purchases of investments	(26,633)	—
Proceeds from sales of investments	24,842	455
Payments for acquisition	—	(3,673)

Net cash used in investing activities	(4,281)	(4,648)

Financing activities:
Repayment of capital lease obligations	(40)	(751)
Proceeds from exercise of stock options	879	189
Stock option income tax benefit	109	103

Net cash provided by (used in) financing activities	948	(459)

Effect of exchange rate changes on cash	7	(3)

Net increase in cash and cash equivalents	2,848	2,486
Cash and cash equivalents, beginning of period	15,497	38,082

Cash and cash equivalents, end of period	$18,345	$40,568

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company”, “eRT” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission and in this Form 10-Q.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of eRT and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Based upon management’s view of our operations, we consider our business to consist of one segment.
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
     We recognize software revenues in accordance with the Accounting Standards Executive Committee Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition’, With Respect to Certain Transactions.” Accordingly, we recognize up-front license fee revenues under the residual method when a formal agreement exists, delivery of the software and related documentation has occurred, collectability is probable and the license fee is fixed or determinable. We recognize monthly and annual term license fee revenues over the term of the arrangement. Hosting service fees are recognized evenly over the term of the service. Cardiac Safety services revenues consist of services that we provide on a fee for services basis and are recognized as the services are performed. We recognize revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which is typically twelve months. We provide consulting and training services on a time and materials basis and recognize revenues as we perform the services. Site support revenues are recognized over the rental period or at the time of sale.
     At the time of each transaction, management assesses whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. The assessment of whether the fee is fixed or determinable is based upon the payment terms of the transaction. If a significant portion of a fee is due after our normal payment terms or upon implementation or client acceptance, the fee is accounted for as not being fixed or determinable. In these cases, revenue is recognized as the fees become due or after implementation or client acceptance has occurred.

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
     For arrangements with multiple deliverables where the fair value of each element is known, the revenue is allocated to each component based on the relative fair value of each element in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” For arrangements with multiple deliverables where the fair value of one or more delivered elements is not known, revenue is allocated to each component of the arrangement using the residual method provided that the fair value of all undelivered elements is known. Fair values for undelivered elements are based primarily upon stated renewal rates for future products or services.
     We have recorded reimbursements received for out-of-pocket expenses incurred as revenue in the accompanying consolidated financial statements in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses.”
     Revenue is recognized on unbilled services and relates to amounts that are currently not billable to the customer pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but recognized as revenue as services are performed. Amounts included in unbilled revenue are expected to be collected within one year and are included within current assets.
Business Combinations
     On November 28, 2007, we acquired Covance Cardiac Safety Services, Inc. (CCSS), the centralized ECG business of Covance Inc. (Covance). See Note 4 for additional disclosure. CCSS is engaged primarily in the business of processing electrocardiograms in a digital environment as part of clinical trials of pharmaceutical candidates to permit assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Under the terms of the purchase agreement, we purchased all of the outstanding shares of capital stock of CCSS in consideration of an upfront cash payment of $35.2 million plus additional cash payments of up to approximately $14 million, based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. Through March 31, 2008, Covance earned $3.4 million of this contingent amount, of which $3.0 million was recognized in 2007. At March 31, 2008, approximately $0.2 million of the contingent amount earned remained to be paid to Covance. The final net proceeds to Covance are further subject to certain post-closing working capital adjustments, which we anticipate finalizing in the second quarter of 2008. The acquisition included a marketing agreement under which Covance is obligated to use us as its provider of centralized cardiac safety services, and to offer these services to Covance’s clients, on an exclusive basis, for a 10-year period, subject to certain exceptions. We pay Covance a portion of the revenues we receive during each calendar year of the 10-year term that are based primarily on referrals made by Covance under the agreement. The agreement does not restrict our continuing collaboration with our other key clinical research organization (CRO), Phase I units, Academic Research Centers and other strategic partners.
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
     The allocation of the purchase price is based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available, particularly with regard to the working capital adjustment as provided for in the purchase agreement, which we anticipate finalizing in the second quarter of 2008.

Cash and Cash Equivalents
     We consider cash on deposit and in overnight investments and investments in money market funds with financial institutions to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds.
Investments
     At March 31, 2008, short-term investments consisted of municipal variable rate demand notes and auction rate securities (ARS) issued by municipalities and bonds of government-sponsored agencies with maturities of less than one year. The variable rate demand notes and auction rate securities owned by the Company are rated AAA by a major credit rating agency, with the exception of one $0.6 million auction rate security instrument which is rated A+, and are commercially insured. The underlying securities have contractual maturities which are generally greater than ten years with auction and interest rate reset periods less than 12 months. The variable rate demand notes and auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of variable rate demand notes and auction rate securities approximates fair value due to the frequent resetting of the interest rates.
     Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. We classified all of our short-term and long-term investments at March 31, 2008 as available-for-sale. At March 31, 2008, unrealized gains and losses were immaterial. Realized gains and losses during the three months ended March 31, 2007 and 2008 were immaterial. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification.
     During the first quarter of fiscal 2008, we continued to hold ARS in our short-term investment portfolio. As of March 31, 2008, the $2.3 million carrying value of these investments was equal to the fair value based on successful auctions preceding and, for certain ARS auctions, subsequent to quarter end. Through April 23, 2008, we had reduced our total investments in ARS to $0.5 million, principally by investing in other short-term investments, as individual ARS reset periods came due and the securities were subject to the auction process and were purchased at par or were called at par by the issuer. The $0.5 million we have invested in ARS at April 23, 2008 are rated AAA by a major credit rating agency. Our auction rate securities are guaranteed by commercial insurance carriers. From January 1, 2008 through April 23, 2008, auctions for $0.5 million of these securities were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current market conditions, it is likely that future auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge and/or reclassify these investments from short-term to long-term investments. Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan.
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
     Amortization of capitalized software development costs is charged to cost of revenues. Amortization of capitalized software development costs was $0.7 million for each of the three-month periods ended March 31, 2007 and 2008. For each of the three-month periods ended March 31, 2007 and 2008, we capitalized $0.6 million of software development costs related to labor and consulting. As of March 31, 2008, $2.3 million of capitalized costs have not yet been placed in service and are therefore not being amortized.

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
     The gross cost for cardiac safety equipment was $36.8 million and $37.1 million at December 31, 2007 and March 31, 2008, respectively. The accumulated depreciation for cardiac safety equipment was $20.0 million and $22.4 million at December 31, 2007 and March 31, 2008, respectively.
     Prior to 2008, a portion of our cardiac safety equipment was obtained under operating leases. During the first quarter of 2007, we entered into an agreement to purchase all of our leased cardiac safety equipment at an established price at the end of each lease schedule’s term, rather than return the equipment at that time. As a result, in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases,” we re-evaluated the classification of the leases and determined that the classification should be converted from operating leases to capital leases. As a result, we recorded a non-cash addition to property and equipment of $3.6 million and $3.6 million of capital lease obligations.
Goodwill
     As a result of the CCSS acquisition, we carry a significant amount of goodwill. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2007 or 2008.
     When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.
     The carrying value of goodwill was $30.9 million and $31.7 million as of December 31, 2007 and March 31, 2008, respectively. During the first quarter of 2008, goodwill increased approximately $0.8 million due to contingent payments and transaction fees related to the CCSS acquisition. See Note 4 for additional disclosure regarding the CCSS acquisition.
Business Combinations and Valuation of Intangible Assets
     We account for business combinations in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires business combinations to be accounted for using the purchase method of accounting and includes specific criteria for recording intangible assets separate from goodwill. Results of operations of acquired businesses are included in the financial statements of the acquiring company from the date of acquisition. Net assets of the acquired company are recorded at their fair value at the date of acquisition and we expense amounts allocated to in-process research and development in the period of acquisition. Identifiable intangibles, such as the acquired customer base, are amortized over their expected economic lives in proportion to their expected future cash flows.

Long-lived Assets
     In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during either of the three-month periods ended March 31, 2007 or March 31, 2008.
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
Stock-Based Compensation
Accounting for Stock-Based Compensation
     On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006 is recognized in the Consolidated Statements of Operations over the remaining service period after such date based on the award’s original estimate of fair value. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for each of the three-month periods ended March 31, 2007 and 2008 under SFAS No. 123R was $0.5 million.
Valuation Assumptions for Options Granted
     The fair value of each stock option granted during the three months ended March 31, 2007 and 2008 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis.

	2007	2008
Risk-free interest rate	4.70%	2.10%
Expected dividend yield	0.00%	0.00%
Expected life	3.5 years	3.5 years
Expected volatility	56.19%	52.03%
     The above assumptions were used to determine the weighted-average per share fair value of $3.34 and $4.76 for stock options granted during the first three months of 2007 and 2008, respectively.
Stock Option Plans
     In 1996, we adopted a stock option plan (the “1996 Plan”) that authorized the grant of both incentive and non-qualified options to acquire up to 3,375,000 shares of the Company’s common stock. Our Board of Directors determined the exercise price of the options under the 1996 Plan. The exercise price of incentive stock options was not below the market value of the common stock on the grant date. Incentive stock options under the 1996 Plan expire ten years from the grant date and are exercisable in accordance with vesting provisions set by the Board, which generally are over three to five years. In May 1999, the stockholders approved an amendment to the 1996 Plan that increased the number of shares which could be acquired through option grants under the 1996 Plan by 4,050,000 to 7,425,000 and provided for an annual option grant of 5,000 shares to each outside director. In April 2001, the stockholders approved an amendment to the 1996 Plan that increased the number of shares which could be acquired through option grants under the 1996 Plan by 2,025,000 to 9,450,000. No additional options have been granted under this plan, as amended, since December 31, 2003 and no additional options may be granted thereunder in accordance with the terms of the 1996 Plan.
     In May 2003, the stockholders approved a new stock option plan (the “2003 Plan”) that authorized the grant of both incentive and non-qualified options to acquire shares of our common stock and provided for an annual option grant of 10,000 shares to each outside director. The Compensation Committee of our Board of Directors determines or makes recommendations to our Board of Directors regarding the recipients of option grants, the exercise price and other terms of the options under the 2003 Plan. The exercise price of incentive stock options may not be set below the market value of the common stock on the grant date. Incentive stock options under the 2003 Plan expire ten years from the grant date, or at the end of such shorter period as may be designated by the Compensation Committee, and are exercisable in accordance with vesting provisions set by the Compensation Committee, which generally are over four years. In April 2006, the stockholders approved an amendment to the 2003 Plan that increased the number of shares which could be acquired through option grants under the 2003 Plan by 3,500,000. In accordance with the terms of the 2003 Plan, there are a total of 7,318,625 shares reserved for issuance under the 2003 Plan. The Company normally issues new shares to satisfy option exercises under these plans. On February 15, 2007, the Board of Directors of the Company, based on the recommendation of the Compensation Committee, adopted, subject to stockholder approval at the Annual Meeting, the Company’s Amended and Restated 2003 Equity Incentive Plan (the “2003 Equity Plan”). On April 26, 2007, the stockholders approved the adoption of the 2003 Equity Plan, which amended the Company’s existing 2003 Plan in two material respects. First, it prohibits repricing of any stock options granted under the Plan unless the stockholders approve such repricing. Second, it permits awards of stock appreciation rights, restricted stock, long term performance awards and performance shares in addition to grants of stock options.
     Information with respect to outstanding options under our plans is as follows:

			Remaining
		Weighted	Contractual	Intrinsic
		Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding as of January 1, 2008	4,109,611	$8.44
Granted	728,800	12.00
Exercised	(47,804)	3.95
Cancelled/forfeited	(24,475)	15.48

Outstanding as of March 31, 2008	4,766,132	$8.99	4.9	$22,670

Options exercisable or expected to vest at March 31, 2008	4,533,602	$8.89	4.9	$22,240

Options exercisable at March 31, 2008	3,215,932	$8.03	4.4	$19,811

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended March 31, 2007 and 2008 was $0.7 million and $0.4 million, respectively.
     As of March 31, 2008, 3,215,932 options with a weighted average exercise price of $8.03 per share were exercisable under the 1996 Plan and the 2003 Plan and 3,224,128 shares were available for future awards under the 2003 Plan.
     As of March 31, 2008, there was $5.8 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Tax Effect Related to Stock-based Compensation Expense
     SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the statement of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our Consolidated Statement of Operations for each of the three-month periods ended March 31, 2007 and 2008 related to stock-based compensation expense was approximately $0.1 million.
Note 3. Financial Instruments
     We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. Available-for-sale securities include variable rate demand notes or VRDN, and auction rate securities or ARS, issued by municipalities and government-sponsored agencies. These securities are included in short-term investments in our consolidated balance sheets. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations which is required to be adopted effective January 1, 2009. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for
identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar
assets or liabilities, or
Unadjusted quoted prices for identical or similar
assets or liabilities in markets that are not active,
or
Inputs other than quoted prices that are observable for
the asset or liability

Level 3	Unobservable inputs for the asset or liability
     We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have measured our financial assets and liabilities using level 1 and 2 of the fair value hierarchy. At March 31, 2008, level 1 financial assets included cash and cash equivalents and variable rate demand notes of $46.6 million and level 2 financial assets included $2.3 million of ARS. Although $1.8 million of the ARS were redeemed at par subsequent to quarter-end, the remaining $0.5 million of ARS are currently illiquid due to failed auctions resulting from the difficult conditions in the credit markets. The fair value of these ARS was determined based on par values at the last successful auctions, the recent redemption of $1.8 million at par value, the AAA credit ratings and competitive interest rates being paid.
Note 4. Business Combination
     On November 28, 2007, we acquired CCSS. See Note 2 for a summary of the terms of this acquisition. We have included CCSS’s operating results in our Consolidated Statements of Operations from the date of the acquisition. Under the terms of the agreement, the total initial purchase consideration was $35.2 million. We have additionally incurred approximately $1.0 million in transaction costs. We may also pay contingent consideration of approximately $14 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. Through March 31, 2008, Covance earned $3.4 million of this contingent amount, of which $3.0 million was recognized in 2007. At March 31, 2008, approximately $0.2 million of the contingent amount earned remained to be paid to Covance. These contingent payments increased goodwill by $3.4 million. The acquisition of CCSS was a nontaxable transaction. Under the terms of the marketing agreement, Covance agreed to exclusively use eRT as its provider of centralized cardiac safety services for a ten-year period, subject to certain exceptions. We believe that the CCSS acquisition may enhance our revenues and, when fully integrated, our profitability because it will permit us to better leverage our personnel and technology.
     The acquisition costs of CCSS have been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, as revised, as follows (in thousands):

Property and equipment	$2,447
Backlog	1,900
Customer relationships	1,700
Technology	400
Deferred tax assets	2,126
Goodwill, including workforce	30,526
Accrued liabilities relating to severance and lease costs	(2,065)
Other net assets acquired	2,576

Purchase price	$39,610

     During the first quarter of 2008, goodwill was increased by $0.8 million. The $0.8 million is comprised of contingent payments to Covance of $0.4 million and additional transaction costs of $0.4 million. Backlog will be amortized over three years on an accelerated basis. Customer relationships will be amortized over ten years using the straight-line method and technology will be amortized over one year using the straight-line method.
     The allocation of the purchase price is based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available, particularly with regard to the working capital adjustment as provided for in the purchase agreement, which we anticipate finalizing in the second quarter of 2008.
Note 5. Intangible Assets
     Amortization of intangible assets represents the amortization of the intangible assets from the CCSS acquisition. There were no intangible assets as of March 31, 2007. The gross and net carrying amounts of the acquired intangible assets as of March 31, 2008 were as follows (in thousands):

		Accumulated			Estimated Useful
Description	Estimated Fair Value	Amortization	Net Book Value		Life (in years)
Backlog	$1,900	$413	$1,487	*	3
Customer Relationships	1,700	56	1,644		10
Technology	400	133	267		1

Total	$4,000	$602	$3,398

*	The backlog will be amortized over three years on an accelerated basis.
     The related amortization expense reflected in our consolidated statements of operations for the three months ended March 31, 2008 was $451.

     Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31:

Amortization
of Intangible
Years ending December 31,	Assets
2008	$1,249
2009	542
2010	431
2011	170
2012	170
Therafter	836

Total	$3,398

Note 6. Net Income per Common Share
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
     The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Net		Per Share
Three Months Ended March 31,	Income	Shares	Amount

2007

Basic net income	$2,248	50,198	$0.04
Effect of dilutive shares	—	1,233	—

Diluted net income	$2,248	51,431	$0.04

2008

Basic net income	$5,746	50,638	$0.11
Effect of dilutive shares	—	1,256	—

Diluted net income	$5,746	51,894	$0.11

     In computing diluted net income per share, options to purchase 2,136,000 and 1,969,000 shares of common stock were excluded from the computations for the three months ended March 31, 2007 and 2008, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.

Note 7. Comprehensive Income
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

	Three Months Ended March 31,
	2007	2008

Net income	$2,248	$5,746

Other comprehensive income:
Currency translation adjustment	21	(3)

Comprehensive income, net of tax	$2,269	$5,743

Note 8. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 was to have become effective beginning with our first quarter 2008 fiscal period. In January 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow additional time for FASB to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 2 for information and related disclosures regarding our fair value measurements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have an effect on our financial condition or results of operations.
     In December of 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are required to adopt SFAS No. 141R in the first quarter of 2009 prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.
Note 9. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of SFAS 109, on January 1, 2007. We did not recognize any adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date, we had $0.8 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2008, we had $1.0 million of unrecognized tax benefits under the provisions of FIN 48. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
     Our effective tax rate for the three months ended March 31, 2007 was 38.4% and 35.6% for the three months ended March 31, 2008. The lower effective tax rate in the first quarter of 2008 was due principally to $0.3 million of special benefits, primarily related to our election to apply the indefinite reversal criterion of Accounting Principles Board Opinion No. 23,

“Accounting for Income Taxes — Special Areas,” (APB 23).
     We had historically provided deferred taxes under APB 23 for the presumed ultimate repatriation to the United States of earnings from our UK subsidiary. The indefinite reversal criterion of APB 23 allows us to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States.
     As of January 1, 2008, we determined that our UK subsidiary’s current undistributed net earnings, as well as the future net earnings, will be permanently reinvested. As a result of the APB 23 change in assertion, we reduced our deferred tax liabilities related to undistributed foreign earnings by $0.3 million during the first quarter of 2008.
Note 10. Related Party Transactions
     Our Chairman and Chief Scientific Officer, who is also a director and a stockholder, is a cardiologist who provided medical professional services to the Company as an independent contractor through his wholly-owned professional corporation during 2007 and 2008. Fees incurred under this consulting arrangement approximated $0.2 million and $0.5 million in the three months ended March 31, 2007 and 2008, respectively.
Note 11. Commitments and Contingencies
     In the second quarter of 2007, we entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 Interactive Voice Response (IVR) clinical assessments offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of December 31, 2007, we paid HTS $1.5 million for the license and a $0.25 million advanced payment against future royalties. No additional payments were made in the quarter ended March 31, 2008. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. An additional $0.75 million of royalty payments are guaranteed, and will be made in two payments in November 2008 and May 2009. Any royalties earned by HTS will be applied against these payments. After these two payments are made, all future payments to HTS will be solely based on royalty payments based on revenues received from EXPeRT® ePRO™ sales.
     On November 28, 2007, we completed the acquisition of CCSS. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We have additionally incurred approximately $1.0 million in transaction costs. We may also pay contingent consideration of up to approximately $14 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through 2010. Through March 31, 2008, Covance earned $3.4 million of this contingent amount, of which $3.0 million was recognized in 2007. At March 31, 2008, approximately $0.2 million of the contingent amount earned remained to be paid to Covance. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety services for a ten-year period, subject to certain exceptions. We plan to fully integrate the operations of CCSS into our existing operations. We will do so by merging CCSS’s Reno, Nevada based operations into our existing operations in Philadelphia, Pennsylvania or Peterborough, United Kingdom. In so doing, we will close the operations in Reno in late 2008. Costs identified at the date of the acquisition as part of this closing were estimated to be $1.2 million for severance and $0.9 million for lease costs. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these amounts have been recognized as a liability as of the date of the acquisition and included in the cost of the acquisition. Other costs such as stay pay incentive arrangements and other related period costs associated with the closing of the Reno location are being expensed in the period when such costs are incurred. The stay pay incentive arrangements costs estimated to be $1.8 million are being recognized as expense over the required service period of the employees. The expense recognized for the stay pay incentive for the three months ended March 31, 2008 was $0.5 million.
Note 12. Operating Segments / Geographic Information
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

     Geographic information is as follows (in thousands of dollars):

	Three Months Ended March 31, 2007
	North
	America	Europe	Total
License revenues	$782	$—	$782
Service revenues	11,384	2,584	13,968
Site support revenues	4,254	2,080	6,334

Net revenues from external customers	$16,420	$4,664	$21,084

Operating income	$2,665	$436	$3,101
Long-lived assets	$25,242	$8,407	$33,649
Total assets	$102,328	$17,610	$119,938

	Three Months Ended March 31, 2008
	North
	America	Europe	Total
License revenues	$625	$—	$625
Service revenues	21,210	4,063	25,273
Site support revenues	5,131	2,644	7,775

Net revenues from external customers	$26,966	$6,707	$33,673

Operating income	$6,850	$1,646	$8,496
Long-lived assets	$24,424	$6,402	$30,826
Total assets	$131,325	$16,077	$147,402

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
     The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements appearing elsewhere in this Form 10-Q. The following discussion includes a number of forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to future events and financial performance. We use words such as anticipate, believe, expect, intend and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to risks and uncertainties such as competitive factors, integration of acquisitions, technology development, market demand and our ability to obtain new contracts and accurately estimate net revenues due to uncertain regulatory guidance, variability in size, scope and duration of projects and internal issues at the sponsoring client. These and other risk factors have been further discussed in our Form 10-K for the year ended December 31, 2007. Such risks and uncertainties could cause actual results to differ materially from historical results or future predictions. Further information on potential factors that could affect our financial results can be found throughout this Form 10-Q and our other reports filed with the Securities and Exchange Commission.
Overview
     We were founded in 1977 to provide Cardiac Safety services to evaluate the safety of new drugs. We provide technology and services that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic services (Cardiac Safety services or EXPeRT® ECG services) and a leading provider of technology and services that streamline the clinical trials process by enabling our clients to evolve from traditional, paper-based methods to electronic processing using our EXPeRT® eClinical and EXPeRT® ePRO™ products and services.
     Our license revenues consist of license fees for perpetual license sales and monthly and annual term license sales for our EXPeRT® eClinical and EXPeRT® ePRO™ products. Our services revenues consist of EXPeRT® Cardiac Safety services and consulting, technology consulting and training services and software maintenance services. The technology consulting and training services and software maintenance services are related to our EXPeRT® eClinical and EXPeRT® ePRO™ products. Our site support revenues consist of cardiac safety equipment rentals and sales along with related supplies and freight.
     Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation and new drug, biologic and device application submissions. We offer Cardiac Safety services, which are utilized by pharmaceutical companies, biotechnology companies, medical device companies, clinical trial sponsors and clinical research organizations (CROs) during the conduct of clinical trials. The Cardiac Safety services are performed during all phases of a clinical trial cycle and include the collection, interpretation and distribution of electrocardiographic (ECG) data and images. The ECG provides an electronic map of the heart’s rhythm and structure, and is performed in most clinical trials. Cardiac Safety services permits assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Thorough QTc studies are comprehensive studies that typically are of large volume and of short duration, with ECGs performed over a two- to six-month period. We offer site support, which includes the rental and sale of cardiac safety equipment along with related supplies and freight. We also offer cardiac safety consulting services through our eRT Consulting Group. Additionally, we offer the licensing and, at the client’s option, hosting of our proprietary EXPeRT® eClinical software products and the provision of maintenance and consulting services in support of our proprietary EXPeRT® eClinical software products. We offer electronic patient reported outcomes (ePRO) services along with 57 proprietary clinical assessments. We offer the following products and services on a global basis:
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
Cardiac Safety Consulting. The centralization of electrocardiograms in clinical research has become increasingly important to organizations involved in the development of new drugs. Each global regulator applies its own slightly different interpretation of the International Conference on Harmonization E14 guidelines and as a result sponsors look to their vendors to provide key scientific input into the overall process. Our cardiac safety consulting service aids sponsors in the development of protocol synopses, the creation and analysis of statistical plans as well as the provision of an expert medical report with regard to the cardiac findings. We are involved in all phases of clinical development from a consultancy point of view. We offer this service both as a stand-alone service and integrated with our full suite of Cardiac Safety services.
EXPeRT® eClinical™. The process of designing, implementing and managing a clinical trial requires a well defined process and set of supporting products to effectively handle the variety of tasks and information comprising a clinical trial. We provide a suite of products to address the capture, management and dissemination of clinical trial data. Our integrated suite is comprised of the following:
•	EXPeRT® Portal is an easy to use portal application that provides real-time information related to monitoring clinical trial activities, data quality and safety.

•	EXPeRT® EDC Now! technology provides a comprehensive electronic data capture (EDC) system comprised of technology and consulting services formulated to deliver rapid time to start for electronic trial initiatives.

•	EXPeRT® Data Management is a clinical data management application for collecting, cleaning and managing clinical trial data.

•	EXPeRT® Adverse Event Reporting is an adverse event management system enabling the generation of key regulatory reports, including CIOMS and Medwatch.

•	EXPeRT® Trial Management is a clinical trial management technology that can be used to set up clinical trials, establish standards, track study activities, plan resources, distribute supplies, manage the financial aspects of a trial and electronically view clinical trial data.
EXPeRT® ePRO™. EXPeRT® ePRO™ is an Interactive Voice Response (IVR) system that allows subjects to easily and quickly report data for a clinical trial. Because it can be accessed from a standard phone, the EXPeRT® ePRO™ system is cost effective while being extremely scalable and suitable from Phase I through Phase IV. Diaries, screening, recruitment and all clinical assessments can be completed directly by the subject without requiring clinician involvement.
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

     Revenue is recognized on unbilled services and relates to amounts that are currently not billable to the customer pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but recognized as revenue as services are performed. Amounts included in unbilled revenue are expected to be collected within one year and are included within current assets.
     Cost of licenses consists primarily of application service provider (ASP) fees for those clients that choose hosting, the cost of producing compact disks and related documentation and royalties paid to third parties in connection with their contributions to our product development. Cost of services includes the cost of Cardiac Safety services and the cost of technology consulting, training and maintenance services. Cost of Cardiac Safety services consists primarily of direct costs related to our centralized Cardiac Safety services and includes wages, depreciation amortization, fees paid to consultants and other direct operating costs. Cost of technology consulting, training and maintenance services consists primarily of wages, fees paid to outside consultants and other direct operating costs related to our consulting and client support functions. Cost of site support consists primarily of wages, cardiac safety equipment rent and depreciation, related supplies, cost of equipment sold, shipping expenses and other direct operating costs. Selling and marketing expenses consist primarily of wages and commissions paid to sales personnel, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of wages and direct costs for our finance, administrative, corporate information technology, legal and executive management functions, in addition to professional service fees and corporate insurance. Research and development expenses consist primarily of wages paid to our product development staff, costs paid to outside consultants and direct costs associated with the development of our technology products.
     We conduct our operations through offices in the United States (U.S.) and the United Kingdom (UK). Our international net revenues represented approximately 22% and 20% of total net revenues for the three months ended March 31, 2007 and 2008, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology, and revenues are generally attributed to the geographic segment where the work is performed.

Results of Operations
Executive Overview
     On May 5, 2008, we reported revenues of $33.7 million for the first quarter of 2008, an increase of $12.6 million or 59.7% from $21.1 million in the first quarter of 2007. The revenue for the first quarter of 2008 included $3.3 million in revenue resulting from including the operating results of Covance Cardiac Safety Services, Inc. (or “CCSS”), which we acquired in November 2007. Total services revenue, which consists predominantly of cardiac safety revenue, increased significantly during the first quarter of 2008, increasing by $11.3 million as compared to the first quarter of 2007 to $25.3 million.
     Gross margin percentage in the first quarter of 2008 was 52.5% compared to 47.6% in the first quarter of 2007. The gross margin percentage was negatively impacted by CCSS, which generated net revenues of $3.3 million while incurring costs of $3.2 million. Income before taxes for the first quarter of 2008 was $8.9 million or 26.5% of total net revenues as compared to $3.7 million or 17.3% in the first quarter of 2007. We were able to leverage our expense structure to produce improved bottom-line results. Our tax rate for the first quarter of 2008 was 39.3%, excluding a special benefit of $0.3 million in the first quarter of 2008, compared to 38.4% in the first quarter of 2007.
     Net income for the first quarter of 2008 was $5.7 million as compared to $2.2 million in the first quarter of 2007. This resulted in net income per diluted share of $0.11 in the first quarter of 2008 as compared to $0.04 in the first quarter of 2007.
     We announced backlog of $151.4 million as of March 31, 2008 which represented an annualized increase of 32.0% as compared to $140.2 million as of December 31, 2007. The annualized cancellation rate for the first quarter of 2008 was 15.6% as compared to the annualized cancellation rate of 15.0% for the first quarter of 2007. The $50.1 million in new bookings of contracts and work orders in the first quarter of 2008 represented an increase of 68.7% from the $29.7 million recorded in the first quarter of 2007. The book-to-bill ratio for the first quarter was 1.5 as compared to 1.4 in the fourth quarter of 2007.

     The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended March 31,
	2007	2008
Net revenues:
Licenses	3.7%	1.9%
Services	66.3%	75.0%
Site support	30.0%	23.1%

Total net revenues	100.0%	100.0%

Costs of revenues:
Cost of licenses	0.3%	0.6%
Cost of services	32.2%	31.2%
Cost of site support	19.9%	15.7%

Total costs of revenues	52.4%	47.5%

Gross margin	47.6%	52.5%

Operating expenses:
Selling and marketing	12.0%	9.9%
General and administrative	16.5%	14.4%
Research and development	4.4%	3.0%

Total operating expenses	32.9%	27.3%

Operating income	14.7%	25.2%
Other income, net	2.6%	1.3%

Income before income taxes	17.3%	26.5%
Income tax provision	6.6%	9.4%

Net income	10.7%	17.1%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2008.
     The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Three Months Ended March 31,
	2007	2008	Increase (Decrease)
Licenses:
Net revenues	$782	$625	$(157)	(20.1%)
Costs of revenues	66	200	134	203.0%

Gross margin	$716	$425	$(291)	(40.6%)

Services:
Cardiac Safety
Net revenues	$12,432	$23,784	$11,352	91.3%
Costs of revenues	6,164	9,865	3,701	60.0%

Gross margin	$6,268	$13,919	$7,651	122.1%

Technology consulting and training
Net revenues	$660	$706	$46	7.0%
Costs of revenues	410	427	17	4.1%

Gross margin	$250	$279	$29	11.6%

Software maintenance
Net revenues	$876	$783	$(93)	(10.6%)
Costs of revenues	216	222	6	2.8%

Gross margin	$660	$561	$(99)	(15.0%)

Total services
Net revenues	$13,968	$25,273	$11,305	80.9%
Costs of revenues	6,790	10,514	3,724	54.8%

Gross margin	$7,178	$14,759	$7,581	105.6%

Site support:
Net revenues	$6,334	$7,775	$1,441	22.8%
Costs of revenues	4,195	5,268	1,073	25.6%

Gross margin	$2,139	$2,507	$368	17.2%

Total
Net revenues	$21,084	$33,673	$12,589	59.7%
Costs of revenues	11,051	15,982	4,931	44.6%

Gross margin	10,033	17,691	7,658	76.3%

Operating expenses:
Selling and marketing	2,538	3,323	785	30.9%
General and administrative	3,469	4,873	1,404	40.5%
Research and development	925	999	74	8.0%

Total operating expenses	6,932	9,195	2,263	32.6%

Operating income	3,101	8,496	5,395	174.0%
Other income, net	550	427	(123)	(22.4%)

Income before income taxes	3,651	8,923	5,272	144.4%
Income tax provision	1,403	3,177	1,774	126.4%

Net income	$2,248	$5,746	$3,498	155.6%

     The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended March 31,		Increase
	2007	2008	(Decrease)
Cost of licenses	8.4%	32.0%	23.6%
Cost of services:
Cardiac Safety	49.6%	41.5%	(8.1%)
Technology consulting and training	62.1%	60.5%	(1.6%)
Software maintenance	24.7%	28.4%	3.7%
Total cost of services	48.6%	41.6%	(7.0%)
Cost of site support	66.2%	67.8%	1.6%
Total costs of revenues	52.4%	47.5%	(4.9%)
Operating expenses:
Selling and marketing	12.0%	9.9%	(2.1%)
General and administrative	16.5%	14.4%	(2.1%)
Research and development	4.4%	3.0%	(1.4%)
     License revenues decreased due to the sale of one $0.2 million perpetual license in 2007 with no comparable sale in 2008.
     The increase in Cardiac Safety services revenues was primarily due to additional transactions performed in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 and due to $2.6 million of revenue recognized in the first quarter of 2008 resulting from including the operating results of CCSS. There was also an increase in average revenue per transaction that was largely due to more studies utilizing manual processing, which carries a higher price per transaction than semi-automated processing. Over the past several years, drug sponsors have shifted towards semi-automated processing and, in some cases, to fully-automated processing and we believe that this quarter’s shift in mix toward more manual studies is temporary. Additionally, project management fees increased $0.7 million, consistent with the increased Cardiac Safety activity. Cardiac Safety services revenue in the three months ended March 31, 2008 included $0.8 million of cardiac safety consulting services revenue as compared to $0.2 million in the first quarter of 2007, which was a new revenue source to eRT beginning in 2007. Beginning in 2007, we entered into an arrangement with a company owned by our chairman, Dr. Morganroth, whereby we will pay Dr. Morganroth’s company a percentage of the net amounts billed to certain customers for performing a portion of the consulting services provided on our behalf to those customers. That percentage ranged between 80% to 90% in 2007 and is a flat 80% in 2008. Fees incurred under this consulting arrangement approximated $0.2 million and $0.5 million in the three months ended March 31, 2007 and 2008, respectively.
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
     Site support revenues increased primarily due to $0.6 million of revenue recognized in the first quarter of 2008 resulting from the November 2007 acquisition of CCSS, a $0.2 million increase in the rental of cardiac safety equipment due to an increase in the number of units rented, but at a lower average price, an increase in freight revenue of $0.4 million related to the additional units rented and improvements in identifying recoverable freight costs and a $0.2 million increase in the sale of cardiac safety equipment in the first quarter of 2008 as compared to the first quarter of 2007.
     The increase in the cost of licenses, both in absolute terms and as a percentage of license revenues, relates to the amortization of the EXPeRT® ePRO™ license, which we began amortizing in December 2007.
     The increase in the cost of Cardiac Safety services was primarily due to $2.6 million of costs recognized in the first quarter of 2008 resulting from the November 2007 acquisition of CCSS, $0.4 million in consulting costs related to cardiac safety consulting revenue discussed above, a $0.5 million increase in labor costs related to additional staff and market adjustments to salaries, a $0.3 million increase in bonus expense and a $0.2 million increase in telecommunication connectivity expenses. Partially offsetting the increase was a $0.2 million decrease in depreciation as older, more expensive ECG equipment has become fully depreciated. The increase in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.

     The increase in the cost of site support, both in absolute terms and as a percentage of site support revenues, was primarily due to $0.5 million of costs recognized in the first quarter of 2008 resulting from the November 2007 acquisition of CCSS, a $0.4 million increase in freight associated with additional shipments of equipment as well as smaller increases in the costs of supplies and equipment repairs. Partially offsetting this decrease was a $0.2 million decrease in the cost of equipment rent net of depreciation expense which was the result of our March 2007 agreement to purchase our leased cardiac safety equipment.
     The increase in selling and marketing expenses was due primarily to an increase of $0.3 million of commissions. In 2007, we implemented a commission plan under which payments are based upon a percentage of revenue earned. Payments under the commission plan have increased and will continue to increase as increased signings convert into revenue. Additionally, labor costs increased $0.2 million costs related to additional staff and market adjustments to salaries. The increase in selling and marketing expenses as a percentage of total net revenue reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.
     The increase in general and administrative expenses was due primarily to $1.3 million of costs recognized in the first quarter of 2008 resulting from the November 2007 acquisition of CCSS, including $0.5 million of accruals for stay pay incentives, and to a $0.5 million increase in labor related to additional staff and certain salary increases and a $0.2 million increase in bonus expense. General and administrative expenses in the first quarter of 2007 included $0.7 million related to severance-related costs for employees terminated in February 2007, for which there was no corresponding cost in the first quarter of 2008. The decrease in general and administrative expenses as a percentage of total net revenue reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.
     The increase in research and development expenses was primarily due to a $0.1 million increase in bonus expense. The decrease in research and development expenses as a percentage of total net revenue reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.
     Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments, offset by interest expense related to capital lease obligations and foreign exchange losses. Other income, net decreased primarily due to lower average cash balances in the first quarter of 2008 as compared to the first quarter of 2007, as a result of our use of cash in November 2007 for the CCSS acquisition, as well as lower average interest rates.
     Our effective tax rate for the three months ended March 31, 2007 was 38.4% and 35.6% for the three months ended March 31, 2008. The lower effective tax rate in the first quarter of 2008 was due principally to $0.3 million of special benefits, primarily related to our election to apply the indefinite reversal criterion of Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes — Special Areas,” (APB 23).
     We had historically provided deferred taxes under APB 23 for the presumed ultimate repatriation to the United States of earnings from our UK subsidiary. The indefinite reversal criterion of APB 23 allows us to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States.
     As of January 1, 2008, we determined that our UK subsidiary’s current undistributed net earnings, as well as the future net earnings, will be permanently reinvested. As a result of the APB 23 change in assertion, we reduced our deferred tax liabilities related to undistributed foreign earnings by $0.3 million during the first quarter of 2008.
Liquidity and Capital Resources
     At March 31, 2008, we had $40.6 million of cash and cash equivalents and $8.3 million invested in short-term investments. We generally place our investments in municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates and maturities of less than one year, and A1P1 rated commercial bonds and paper.
     For the three months ended March 31, 2008, our operations provided cash of $7.6 million compared to $6.2 million during the three months ended March 31, 2007. The change was primarily the result of an increase of $3.5 million in net income and a $1.2 million increase in depreciation expense for cardiac safety rental equipment. The increase in cardiac safety rental equipment depreciation was largely due to our agreement in 2007 to purchase our leased cardiac safety equipment. The cash provided by operations in the three months ended March 31, 2007 included $1.4 million from movements in income taxes as compared to a $0.3 million use of cash from income taxes in the three months ended March 31, 2008 and a $1.7 million decrease in accounts receivable as compared to a $0.2 million increase in accounts receivable in the three months ended March 31, 2008.
     For the three months ended March 31, 2008, our investing activities used cash of $4.6 million compared to $4.3 million during the three months ended March 31, 2007.$3.7 million was paid in the first quarter of 2008 for contingent payments and transaction costs related to the CCSS acquisition. Net proceeds from the sales of investments increased cash by $0.5 million in the three months ended March 31, 2008 while net purchases of investments used cash of $1.8 million during the three months ended March 31, 2007.
     During the three months ended March 31, 2008 and 2007, we purchased $1.4 million and $2.5 million, respectively, of property and equipment. Included in property and equipment is internal use software associated with the development of a data and communications management services software product (EXPeRT®) used in connection with our centralized core cardiac safety ECG services. We capitalize certain internal use software costs in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software for Internal Use.” The amortization is charged to the cost of Cardiac Safety services beginning at the time the software is ready for its intended use. The initial development costs of EXPeRT® of $10.6 million were for the basic functionality required for this product and were placed into production in January 2007. These costs are being amortized over the estimated useful life of 5 years which results in monthly amortization of approximately $0.2 million. Additional unamortized development costs of EXPeRT® of $2.2 million have been incurred through March 31, 2008 to develop new functionalities and enhancements. We expect to continue the development of these enhancements through the end of 2008 when we anticipate placing them into production.
     In the second quarter of 2007, we announced that we were launching a new line of business focused on electronic patient reported outcomes (EXPeRT® ePRO™) and entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 IVR clinical assessments offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of March 31, 2008, we paid HTS $1.5 million for the license and a $0.25 million advanced payment against future royalties. The total cost of the purchase and initial development costs to get EXPeRT® ePRO™ ready for its intended use totaled $1.8 million and are being amortized over five years. We will pay royalties to HTS based on the level of revenues we receive from the assessments and the IVR system. An additional $0.75 million of royalty payments are guaranteed, and will be made in two equal payments in November 2008 and May 2009. Any royalties earned by HTS will be applied against these payments. After these two payments are made, all future payments we make to HTS will be royalty payments based solely on revenues we receive from EXPeRT® ePRO™ sales.
     Other less significant internal use software have been developed and will continue to be developed in the future in accordance with management’s assessment of our needs.
     For the three months ended March 31, 2008, our financing activities used cash of $0.5 million compared to providing $0.9 million for the three months ended March 31, 2007. The change was primarily the result of a $0.7 million decrease in proceeds from the exercise of stock options and $0.7 million of repayments of capital lease obligations related to the agreement to purchase our leased cardiac safety equipment as discussed below.
     We allowed our line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million, to lapse at June 30, 2007. We expect to reinstate this line of credit at similar terms in the second quarter of 2008. At the time the line of credit lapsed, we had not borrowed any amounts under the line of credit. As of March 31, 2008, we had outstanding letters of credit of $0.5 million.
     We have commitments to purchase approximately $4.2 million of private label cardiac safety equipment from a manufacturer with $2.3 million committed over a twelve-month period ending in November 2008 and $1.9 million committed over a twelve-month period ending in December 2008. We expect to purchase this cardiac safety equipment in the normal course of business and thus this commitment does not represent a significant commitment above our expected purchases of ECG equipment during those periods. As of March 31, 2008, approximately $0.7 million of equipment was purchased under the commitments; accordingly the balance of such commitments as of March 31, 2008 was $3.5 million.
     As of March 31, 2008, $6.0 million of our short-term investments were invested in variable rate demand notes or VRDN, and $2.3 million in auction rate securities or ARS, issued by municipalities and government-sponsored agencies. Through April 23, 2008, we had reduced our total investments in ARS to $0.5 million, principally by investing in other short-term investments as individual ARS reset periods came due and the securities were subject to the auction process or were called at par by the issuer. The $0.5 million we have invested in ARS and $6.0 million in VRDN at April 23, 2008 are rated AAA by a major credit rating agency. Our auction rate securities are guaranteed by commercial insurance carriers. From January 1, 2008 through April 23, 2008, auctions for $0.5 million of these ARS were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current market conditions, it is likely that future auctions related to these ARS will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these ARS beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. We believe that the higher reset interest rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge and/or reclassify these investments from short-term to long-term investments. Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan.
     We expect that existing cash and cash equivalents, short-term investments and cash flows from operations will be sufficient to meet our foreseeable cash needs for at least the next year. However, there may be acquisition and other growth opportunities that require additional external financing and we may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that any such acquisitions will occur or that such financing will be available or available on terms acceptable to us.
     Our board of directors authorized a stock buy-back program of 12.5 million shares, of which 8.3 million shares remain to be purchased as of March 31, 2008. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and short-term and long-term investments and could also require us to seek additional external financing. No shares were purchased during the three months ended March 31, 2008 or 2007.
     On November 28, 2007, we completed the acquisition of CCSS. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We have additionally incurred approximately $1.0 million in transaction costs. We may also pay contingent consideration of up to approximately $14 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through 2010. Through March 31, 2008, Covance earned $3.4 million of this contingent amount, of which $3.0 million was recognized in 2007. At March 31, 2008, approximately $0.2 million of the contingent amount earned remained to be paid to Covance. These contingent payments increased goodwill by $3.4 million. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety services for a ten-year period, subject to certain exceptions. We plan to fully integrate the operations of CCSS into our existing operations. We will do so by merging CCSS’s Reno, Nevada based operations into our existing operations in Philadelphia, Pennsylvania or Peterborough, United Kingdom. In so doing, we will close the operations in Reno in late 2008. Costs identified at the date of the acquisition as part of this closing were estimated to be $1.2 million for severance and $0.9 million for lease costs. In accordance with Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these amounts have been recognized as a liability as of the date of the acquisition and included in the cost of the acquisition. Other costs such as stay pay incentive arrangements and other related period costs associated with the closing of the Reno location are being expensed in the period when such costs are incurred. The stay pay incentive arrangements costs, which we estimate will be $1.8 million, are being recognized as expense over the required service period of the employees. The expense recognized for the stay pay incentive for the three months ended March 31, 2008 was $0.5 million.

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
Interest Rate Risk
     We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended March 31, 2008 would have decreased by approximately $0.1 million. This estimate assumes that the decrease occurred on the first day of 2008 and reduced the yield of each investment by 100 basis points. The impact on interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Foreign Currency Risk
     We operate on a global basis from locations in the United States (U.S.) and the United Kingdom (UK). All international net revenues and expenses are billed or incurred in either U.S. dollars or pounds sterling. As such, we face exposure to adverse movements in the exchange rate of the pound sterling. As the currency rate changes, translation of the statement of operations of our UK subsidiary from the local currency to U.S. dollars affects year-to-year comparability of operating results. We do not hedge translation risks because any cash flows from UK operations are reinvested in the UK.
     Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the three months ended March 31, 2008 by approximately $0.2 million.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company (including our consolidated subsidiaries) in the reports we file with or submit to the Securities and Exchange Commission is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 6. Exhibits

10.13	2008 Bonus Plan

10.47	Management Employment Agreement effective September 2, 2004 between Robert Brown and the Company.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc. (Registrant)
Date: May 7, 2008	By:	/s/ Michael J. McKelvey
Michael J. McKelvey
President and Chief Executive Officer, Director (Principal executive officer)

Date: May 7, 2008	By:	/s/ Richard A. Baron
Richard A. Baron
Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.13	2008 Bonus Plan

10.47	Management Employment Agreement effective September 2, 2004 between Robert Brown and the Company.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.