Form 10-Q
period 2008-06-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2008-08-07
CIK 1026650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
The number of shares of Common Stock, $.01 par value, outstanding as of July 25, 2008, was 50,842,124.

eResearchTechnology, Inc. and Subsidiaries

Part 1. Financial Information
Item 1. Financial Statements
eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2007	June 30, 2008
		(unaudited)

Assets
Current Assets:
Cash and cash equivalents	$38,082	$49,446
Short-term investments	8,797	6,405
Accounts receivable, net	26,718	29,302
Prepaid income taxes	743	—
Prepaid expenses and other	3,087	4,291
Deferred income taxes	901	899

Total current assets	78,328	90,343

Property and equipment, net	33,347	29,852
Goodwill	30,908	33,229
Intangible assets	3,849	2,947
Deferred income taxes	1,011	1,375
Other assets	253	660

Total assets	$147,696	$158,406

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,505	$3,223
Accrued expenses	12,103	8,078
Income taxes payable	2,352	1,970
Current portion of capital lease obligations	1,097	290
Deferred revenues	13,905	14,487

Total current liabilities	32,962	28,048

Capital lease obligations, excluding current portion	48	—
Other liabilities	1,174	1,162

Total liabilities	34,184	29,210

Commitments and contingencies

Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 58,870,291 and 59,081,686 shares issued, respectively	589	591
Additional paid-in capital	87,957	91,217
Accumulated other comprehensive income	1,679	1,695
Retained earnings	85,477	97,883
Treasury stock, 8,247,119 shares at cost	(62,190)	(62,190)

Total stockholders’ equity	113,512	129,196

Total liabilities and stockholders’ equity	$147,696	$158,406

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Net revenues:
Licenses	$580	$870	$1,362	$1,495
Services	17,561	27,380	31,529	52,653
Site support	6,593	7,222	12,927	14,997

Total net revenues	24,734	35,472	45,818	69,145

Costs of revenues:
Cost of licenses	63	170	129	370
Cost of services	7,233	10,483	14,023	20,997
Cost of site support	4,117	4,599	8,312	9,867

Total costs of revenues	11,413	15,252	22,464	31,234

Gross margin	13,321	20,220	23,354	37,911

Operating expenses:
Selling and marketing	3,054	3,810	5,592	7,133
General and administrative	2,919	4,601	6,388	9,474
Research and development	1,102	1,051	2,027	2,050

Total operating expenses	7,075	9,462	14,007	18,657

Operating income	6,246	10,758	9,347	19,254
Other income, net	569	244	1,119	671

Income before income taxes	6,815	11,002	10,466	19,925
Income tax provision	2,676	4,342	4,079	7,519

Net income	$4,139	$6,660	$6,387	$12,406

Basic net income per share	$0.08	$0.13	$0.13	$0.24

Diluted net income per share	$0.08	$0.13	$0.12	$0.24

Shares used to calculate basic net income per share	50,493	50,734	50,346	50,686

Shares used to calculate diluted net income per share	51,782	52,182	51,606	52,038

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2008
Operating activities:
Net income	$6,387	$12,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,139	8,574
Cost of sales of equipment	535	492
Provision for uncollectible accounts	—	60
Share-based compensation	1,142	1,366
Deferred income taxes	294	(360)
Changes in operating assets and liabilities exclusive of CCSS acquisition:
Accounts receivable	(2,269)	(2,622)
Prepaid expenses and other	(833)	(1,616)
Accounts payable	(2,184)	(240)
Accrued expenses	382	(1,013)
Income taxes	2,553	348
Deferred revenues	(647)	583

Net cash provided by operating activities	12,499	17,978

Investing activities:
Purchases of property and equipment	(7,995)	(5,239)
Purchases of investments	(40,651)	—
Proceeds from sales of investments	39,530	2,392
Payments for acquisition	—	(4,798)

Net cash used in investing activities	(9,116)	(7,645)

Financing activities:
Repayment of capital lease obligations	(1,132)	(855)
Proceeds from exercise of stock options	1,462	1,174
Stock option income tax benefit	578	704

Net cash provided by financing activities	908	1,023

Effect of exchange rate changes on cash	108	8

Net increase in cash and cash equivalents	4,399	11,364
Cash and cash equivalents, beginning of period	15,497	38,082

Cash and cash equivalents, end of period	$19,896	$49,446

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company”, “eRT” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC) and in this Form 10-Q.
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
Business Combinations
On November 28, 2007, we acquired Covance Cardiac Safety Services, Inc. (CCSS), the centralized ECG business of Covance Inc. (Covance). See Note 4 for additional disclosure. CCSS is engaged primarily in the business of processing electrocardiograms in a digital environment as part of clinical trials of pharmaceutical candidates to permit assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Under the terms of the purchase agreement, we purchased all of the outstanding shares of capital stock of CCSS in consideration of an upfront cash payment of $35.2 million plus additional cash payments of up to approximately $14 million, based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. Through June 30, 2008, Covance earned $4.8 million of this contingent amount, of which $3.0 million was recognized in 2007, $0.4 million in the three months ended March 31, 2008 and $1.4 million in the three months ended June 30, 2008. At June 30, 2008, approximately $0.5 million of the contingent amount earned remained to be paid to Covance. The post-closing working capital adjustments were finalized in the second quarter and resulted in no material additional payment. The acquisition included a marketing agreement under which Covance is obligated to use us as its provider of centralized cardiac safety services, and to offer these services to Covance’s clients, on an exclusive basis, for a 10-year period, subject to certain exceptions. We expense payments to Covance based upon a portion of the revenues we receive during each calendar year of the 10-year term that are based primarily on referrals made by Covance under the agreement. The agreement does not restrict our continuing collaboration with our other key clinical research organization (CRO), Phase I units, Academic Research Centers and other strategic partners.
We are required to allocate the purchase price of acquired companies to the tangible and intangible assets we acquired and liabilities we assumed based on their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.
Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer contracts, customer relationships, proprietary technology and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. The allocation of the purchase price is based upon estimates which may be revised within one year of the date of acquisition as additional information becomes available.

Cash and Cash Equivalents
We consider cash on deposit and in overnight investments and investments in money market funds with financial institutions to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds.
Investments
At June 30, 2008, short-term investments consisted of municipal variable rate demand notes and auction rate securities (ARS) issued by municipalities. The variable rate demand notes and ARS owned by the Company are rated AA by a major credit rating agency and are commercially insured. The underlying securities have contractual maturities which are generally greater than ten years with auction and interest rate reset periods less than 12 months. The variable rate demand notes and ARS are classified as available for sale and are recorded at fair value. Typically, the carrying value of variable rate demand notes and ARS approximates fair value due to the frequent resetting of the interest rates.
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. We classified all of our investments at June 30, 2008 as available-for-sale. At June 30, 2008, unrealized gains and losses were immaterial. Realized gains and losses during the six months ended June 30, 2007 and 2008 were immaterial. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification.
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
Amortization of capitalized software development costs is charged to costs of revenues. Amortization of capitalized software development costs was $0.7 million for each of the three-month periods ended June 30, 2007 and 2008 and $1.4 million for each of the six-month periods ended June 30, 2007 and 2008. For each of the six-month periods ended June 30, 2007 and 2008, we capitalized $2.7 million and $1.2 million, respectively, of software development costs. As of June 30, 2008, $2.9 million of capitalized costs have not yet been placed in service and are therefore not being amortized.
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
Our Cardiac Safety services agreements contain multiple elements. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting. In doing so, we consider factors such as whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract value should be allocated among the deliverable elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements.

The gross cost for cardiac safety equipment was $36.8 million and $38.3 million at December 31, 2007 and June 30, 2008, respectively. The accumulated depreciation for cardiac safety equipment was $20.0 million and $24.8 million at December 31, 2007 and June 30, 2008, respectively.
Prior to 2008, a portion of our cardiac safety equipment was obtained under operating leases. During the first quarter of 2007, we entered into an agreement to purchase all of our leased cardiac safety equipment at an established price at the end of each lease schedule’s term, rather than return the equipment at that time. As a result, in accordance with SFAS No. 13, “Accounting for Leases,” we re-evaluated the classification of the leases and determined that the classification should be converted from operating leases to capital leases. As a result, we recorded a non-cash addition to property and equipment of $3.6 million and $3.6 million of capital lease obligations. The final payment under these capital lease obligations is in March 2009.
Goodwill
As a result of the CCSS acquisition, we carry a significant amount of goodwill. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2007 or during the six months ended June 30, 2008.
When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.
The carrying value of goodwill was $30.9 million and $33.2 million as of December 31, 2007 and June 30, 2008, respectively. During the first six months of 2008, goodwill increased approximately $2.3 million due to contingent payments and transaction fees related to the CCSS acquisition. See Note 4 for additional disclosure regarding the CCSS acquisition.
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
Long-lived Assets
In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during either of the six-month periods ended June 30, 2007 or June 30, 2008.
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

Stock-Based Compensation
Accounting for Stock-Based Compensation
On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006 is recognized in the Consolidated Statements of Operations over the remaining service period after such date based on the award’s original estimate of fair value. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three and six months ended June 30, 2008 under SFAS No. 123R was $0.9 million and $1.4 million, respectively. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three and six months ended June 30, 2007 under SFAS No. 123R was $0.7 million and $1.1 million, respectively.
Valuation Assumptions for Options Granted
The fair value of each stock option granted during the six months ended June 30, 2007 and 2008 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis.

	2007	2008
Risk-free interest rate	4.68%	2.14%
Expected dividend yield	0.00%	0.00%
Expected life	3.5 years	3.5 years
Expected volatility	55.89%	51.73%
The above assumptions were used to determine the weighted-average per share fair value of $3.38 and $4.77 for stock options granted during the first six months of 2007 and 2008, respectively.
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
Information with respect to outstanding options under our plans is as follows:

			Remaining
		Weighted	Contractual	Intrinsic
		Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding as of January 1, 2008	4,109,611	$8.44
Granted	799,200	12.08
Exercised	(211,395)	5.55
Cancelled/forfeited	(151,150)	10.94

Outstanding as of June 30, 2008	4,546,266	$9.12	4.8	$39,911

Options exercisable or expected to vest at June 30, 2008	4,340,612	$9.02	4.7	$38,621

Options exercisable at June 30, 2008	3,175,241	$8.24	4.2	$31,309

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended June 30, 2007 and 2008 was $2.2 million and $2.0 million, respectively.
As of June 30, 2008, 3,175,241 options with a weighted average exercise price of $8.24 per share were exercisable under the 1996 Plan and the 2003 Plan and 3,280,403 shares were available for future awards under the 2003 Plan.
As of June 30, 2008, there was $5.3 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Tax Effect Related to Stock-based Compensation Expense
SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the statement of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our Consolidated Statement of Operations for the six-month periods ended June 30, 2007 and 2008 related to stock-based compensation expense was approximately $0.2 million and $0.3 million, respectively.

Note 3. Financial Instruments
We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. Available-for-sale securities include variable rate demand notes, or VRDN, and auction rate securities or ARS, issued by municipalities and government-sponsored agencies. These securities are included in short-term investments in our consolidated balance sheets. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations which is required to be adopted effective January 1, 2009. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have measured our financial assets and liabilities using level 1 and 2 of the fair value hierarchy. At June 30, 2008, level 1 financial assets included cash and cash equivalents and variable rate demand notes of $55.4 million and level 2 financial assets included $0.5 million of ARS. Of the $0.5 million of ARS, $420,000 will be called at par by the issuer in August 2008, while the remaining $50,000 are currently illiquid due to failed auctions resulting from the difficult conditions in the credit markets. The fair value of these ARS was determined based on par values at the last successful auctions, the redemption in the second quarter of 2008 of $1.8 million of ARS at par value and the announced call of the $420,000 at par value, the AA credit ratings and competitive interest rates being paid.
Note 4. Business Combination
On November 28, 2007, we acquired CCSS. See Note 2 for a summary of the terms of this acquisition. We have included CCSS’s operating results in our Consolidated Statements of Operations from the date of the acquisition. Under the terms of the agreement, the total initial purchase consideration was $35.2 million. We have additionally incurred approximately $1.1 million in transaction costs. We may also pay contingent consideration of up to approximately $14 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. Through June 30, 2008, Covance earned $4.8 million of this contingent amount, of which $3.0 million was recognized in 2007, $0.4 million in the three months ended March 31, 2008 and $1.4 million in the three months ended June 30, 2008. At June 30, 2008, approximately $0.5 million of the contingent amount earned remained to be paid to Covance. These contingent amounts increased goodwill by $4.8 million. Under the terms of the marketing agreement, Covance agreed to exclusively use eRT as its provider of centralized cardiac safety services for a ten-year period, subject to certain exceptions. We believe that the CCSS acquisition may enhance our revenues and, when fully integrated, our profitability because it will permit us to better leverage our personnel and technology.

The acquisition costs of CCSS have been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, as revised, as follows (in thousands):

Property and equipment	$2,447
Backlog	1,900
Customer relationships	1,700
Technology	400
Deferred tax assets	2,126
Goodwill, including workforce	32,017
Accrued liabilities relating to severance and lease costs	(2,065)
Other net assets acquired	2,576

Purchase price	$41,101

During the first six months of 2008, goodwill was increased by $2.3 million. The $2.3 million is comprised of contingent payments to Covance of $1.8 million and additional transaction costs of $0.5 million. Backlog will be amortized over three years on an accelerated basis. Customer relationships will be amortized over ten years using the straight-line method and technology will be amortized over one year using the straight-line method.
The allocation of the purchase price is based upon estimates which may be revised within one year of the date of acquisition. The post-closing working capital adjustments were finalized in the second quarter of 2008 and resulted in no material additional payment.
Note 5. Intangible Assets
Amortization of intangible assets represents the amortization of the intangible assets from the CCSS acquisition. There were no intangible assets as of June 30, 2007. The gross and net carrying amounts of the acquired intangible assets as of June 30, 2008 were as follows (in thousands):

					Estimated
	Estimated Fair	Accumulated	Net Book		Useful Life
Description	Value	Amortization	Value		(in years)
Backlog	$1,900	$723	$1,177	*	3
Customer Relationships	1,700	98	1,602		10
Technology	400	232	168		1

Total	$4,000	$1,053	$2,947

*	The backlog will be amortized over three years on an accelerated basis.
The related amortization expense reflected in our consolidated statements of operations for the three and six months ended June 30, 2008 was $451,000 and $902,000, respectively.
Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31 (the 2008 amount represents the amortization expense to be recognized over the last six months of the year):

Amortization of
Years ending December 31,	Intangible Assets
2008	$798
2009	542
2010	431
2011	170
2012	170
Thereafter	836

Total	$2,947

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
The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Net		Per Share
Three Months Ended June 30,	Income	Shares	Amount
2007

Basic net income	$4,139	50,493	$0.08
Effect of dilutive shares	—	1,289	—

Diluted net income	$4,139	51,782	$0.08

2008

Basic net income	$6,660	50,734	$0.13
Effect of dilutive shares	—	1,448	—

Diluted net income	$6,660	52,182	$0.13

	Net		Per Share
Six Months Ended June 30,	Income	Shares	Amount
2007

Basic net income	$6,387	50,346	$0.13
Effect of dilutive shares	—	1,260	(0.01)

Diluted net income	$6,387	51,606	$0.12

2008

Basic net income	$12,406	50,686	$0.24
Effect of dilutive shares	—	1,352	—

Diluted net income	$12,406	52,038	$0.24

In computing diluted net income per share, options to purchase 1,366,000 and 1,137,000 shares of common stock were excluded from the computations for the three months ended June 30, 2007 and 2008, respectively, and options to purchase 1,751,000 and 1,553,000 shares of common stock were excluded from the computations for the six months ended June 30, 2007 and 2008, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Net income	$4,139	$6,660	$6,387	$12,406

Other comprehensive income:
Currency translation adjustment	208	19	229	16

Comprehensive income, net of tax	$4,347	$6,679	$6,616	$12,422

Note 8. Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 was to have become effective beginning with our first quarter 2008 fiscal period. In January 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow additional time for FASB to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 2 for information and related disclosures regarding our fair value measurements.
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
In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our consolidated financial position and results of operations.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

Note 9. Income Taxes
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of SFAS 109, on January 1, 2007. We did not recognize any adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date, we had $0.8 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2008, we had $1.0 million of unrecognized tax benefits under the provisions of FIN 48. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
Our effective tax rate was 39.3% and 39.5% for the three months ended June 30, 2007 and 2008, respectively, and 39.0% and 37.7% for the six months ended June 30, 2007 and 2008, respectively. We had historically provided deferred taxes under APB 23 for the presumed ultimate repatriation to the United States of earnings from our UK subsidiary. The indefinite reversal criterion of APB 23 allows us to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States. As of January 1, 2008, we determined that a portion of our UK subsidiary’s current undistributed net earnings, as well as the future net earnings, will be permanently reinvested. As a result of the APB 23 change in assertion, we reduced our deferred tax liabilities related to undistributed foreign earnings by $0.3 million during the first quarter of 2008.
Note 10. Related Party Transactions
Our Chairman and Chief Scientific Officer, who is also a director and a stockholder, is a cardiologist who provided medical professional services to the Company as an independent contractor through his wholly-owned professional corporation during 2007 and the six-month period ended 2008 and continues to provide such services. Such services include providing direct cardiac safety consulting to the Company’s customers and providing internal consulting services to the Company on matters related to the successful operation, marketing and business development of the Cardiac Safety services operations. Fees incurred under this consulting arrangement, including accrued bonus, approximated $0.3 million and $0.5 million in the three months ended June 30, 2007 and 2008, respectively, and $0.5 million and $1.0 million in the six months ended June 30, 2007 and 2008, respectively.
Note 11. Commitments and Contingencies
In the second quarter of 2007, we entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 Interactive Voice Response (IVR) clinical assessments offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of December 31, 2007, we paid HTS $1.5 million for the license and a $0.25 million advanced payment against future royalties. No additional payments were made in the six months ended June 30, 2008. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. An additional $0.75 million of royalty payments are guaranteed, and will be made in two payments in November 2008 and May 2009. Any royalties earned by HTS will be applied against these payments. After these two payments are made, all future payments to HTS will be solely based on royalty payments based on revenues received from EXPeRT® ePRO™ sales.
On November 28, 2007, we completed the acquisition of CCSS. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We have additionally incurred approximately $1.1 million in transaction costs. We may also pay contingent consideration of up to approximately $14 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through 2010. Through June 30, 2008, Covance earned $4.8 million of this contingent amount, of which $3.0 million was recognized in 2007, $0.4 million in the three months ended March 31, 2008 and $1.4 million in the three months ended June 30, 2008. At June 30, 2008, approximately $0.5 million of the contingent amount earned remained to be paid to Covance. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety services for a ten-year period, subject to certain exceptions. We plan to fully integrate the operations of CCSS into our existing operations. We will do so by merging CCSS’s Reno, Nevada based operations into our existing operations in Philadelphia, Pennsylvania or Peterborough, United Kingdom. In so doing, we will close the operations in Reno in late 2008. Costs identified at the date of the acquisition as part of this closing were estimated to be $1.2 million for severance and $0.9 million for lease costs. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these amounts have been recognized as a liability as of the date of the acquisition and included in the cost of the acquisition. Other costs such as stay pay incentive arrangements and other related period costs associated with the closing of the Reno location are being expensed in the period when such costs are incurred. The stay pay incentive arrangements costs estimated to be $1.3 million are being recognized as expense over the required service period of the employees. The expense recognized for the stay pay incentive for the three and six months ended June 30, 2008 was $0.3 million and $0.8 million, respectively.

Note 12. Operating Segments / Geographic Information
We consider our business to consist of one segment as this represents management’s view of our operations. We operate on a worldwide basis with three locations in the United States and one location in the United Kingdom, which are categorized below as North America and Europe, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology.
Geographic information is as follows (in thousands of dollars):

	Three Months Ended June 30, 2007
	North
	America	Europe	Total
License revenues	$580	$—	$580
Service revenues	13,924	3,637	17,561
Site support revenues	4,426	2,167	6,593

Net revenues from external customers	$18,930	$5,804	$24,734

Operating income	$5,236	$1,010	$6,246
Long-lived assets	$27,384	$8,347	$35,731
Total assets	$107,992	$18,316	$126,308

	Three Months Ended June 30, 2008
	North
	America	Europe	Total
License revenues	$870	$—	$870
Service revenues	22,199	5,181	27,380
Site support revenues	4,775	2,447	7,222

Net revenues from external customers	$27,844	$7,628	$35,472

Operating income	$8,497	$2,261	$10,758
Long-lived assets	$23,578	$6,274	$29,852
Total assets	$139,347	$19,059	$158,406

	Six Months Ended June 30, 2007
	North
	America	Europe	Total
License revenues	$1,362	$—	$1,362
Service revenues	25,308	6,221	31,529
Site support revenues	8,680	4,247	12,927

Net revenues from external customers	$35,350	$10,468	$45,818

Operating income	$7,901	$1,446	$9,347
Long-lived assets	$27,384	$8,347	$35,731
Total assets	$107,992	$18,316	$126,308

	Six Months Ended June 30, 2008
	North
	America	Europe	Total
License revenues	$1,495	$—	$1,495
Service revenues	43,409	9,244	52,653
Site support revenues	9,906	5,091	14,997

Net revenues from external customers	$54,810	$14,335	$69,145

Operating income	$15,347	$3,907	$19,254
Long-lived assets	$23,578	$6,274	$29,852
Total assets	$139,347	$19,059	$158,406

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
Our license revenues consist of license fees for perpetual license sales and monthly and annual term license sales for our EXPeRT® eClinical and EXPeRT® ePRO™ products. Our services revenues consist of EXPeRT® Cardiac Safety services and consulting, technology consulting and training services and software maintenance services. The technology consulting and training services and software maintenance services are related to our EXPeRT® eClinical and EXPeRT® ePRO™ products. Our site support revenues consist of cardiac safety equipment rentals and sales along with related supplies, freight and site management fees.
Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation and new drug, biologic and device application submissions. We offer Cardiac Safety services, which are utilized by pharmaceutical companies, biotechnology companies, medical device companies, clinical trial sponsors and clinical research organizations (CROs) during the conduct of clinical trials. The Cardiac Safety services are performed during all phases of a clinical trial cycle and include the collection, interpretation and distribution of electrocardiographic (ECG) data and images. The ECG provides an electronic map of the heart’s rhythm and structure, and is performed in most clinical trials. Cardiac Safety services permits assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Thorough QTc studies are comprehensive studies that typically are of large volume and of short duration, with ECGs performed over a two- to six-month period. We offer site support, which includes the rental and sale of cardiac safety equipment along with related supplies, freight and site management services. We also offer cardiac safety consulting services through our eRT Consulting Group. Additionally, we offer the licensing and, at the client’s option, hosting of our proprietary EXPeRT® eClinical software products and the provision of maintenance and consulting services in support of our proprietary EXPeRT® eClinical software products. We offer electronic patient reported outcomes (ePRO) services along with 57 proprietary clinical assessments. We offer the following products and services on a global basis:
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
Cost of licenses consists primarily of application service provider (ASP) fees for those clients that choose hosting, the cost of producing compact disks and related documentation and royalties paid to third parties in connection with their contributions to our product development. Cost of services includes the cost of Cardiac Safety services and the cost of technology consulting, training and maintenance services. Cost of Cardiac Safety services consists primarily of direct costs related to our centralized Cardiac Safety services and includes wages, depreciation, amortization, fees paid to consultants and other direct operating costs. Cost of technology consulting, training and maintenance services consists primarily of wages, fees paid to outside consultants and other direct operating costs related to our consulting and client support functions. Cost of site support consists primarily of wages, cardiac safety equipment rent and depreciation, related supplies, cost of equipment sold, shipping expenses and other direct operating costs. Selling and marketing expenses consist primarily of wages and commissions paid to sales personnel, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of wages and direct costs for our finance, administrative, corporate information technology, legal and executive management functions, in addition to professional service fees and corporate insurance. Research and development expenses consist primarily of wages paid to our product development staff, costs paid to outside consultants and direct costs associated with the development of our technology products.
We conduct our operations through offices in the United States (U.S.) and the United Kingdom (UK). Our international net revenues represented approximately 23% and 21% of total net revenues for the six months ended June 30, 2007 and 2008, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology, and revenues are generally attributed to the geographic segment where the work is performed.

Results of Operations
Executive Overview
On August 4, 2008, we reported revenues of $35.5 million for the second quarter of 2008, an increase of $10.7 million or 43.4% from $24.7 million in the second quarter of 2007. The revenue for the second quarter of 2008 included $3.0 million in revenue resulting from including the operating results of Covance Cardiac Safety Services, Inc. (“CCSS”), which we acquired in November 2007. The CCSS revenues relate only to the acquired backlog as new studies since the acquisition have largely been initiated as eRT studies. Total services revenue, which consists predominantly of cardiac safety revenue, increased significantly during the second quarter of 2008, increasing by $9.8 million as compared to the second quarter of 2007 to $27.4 million.
Gross margin percentage in the second quarter of 2008 was 57.0% compared to 53.9% in the second quarter of 2007. The gross margin percentage included the impact of CCSS, which generated net revenues of $3.0 million while incurring costs of revenue of $2.4 million. Operating income for the second quarter of 2008 was $10.8 million or 30.3% of total net revenues as compared to $6.2 million or 25.3% of total net revenues in the second quarter of 2007. We were able to leverage our expense structure to produce improved bottom-line results. Our tax rate for the second quarter of 2008 was 39.5% as compared to 39.3% in the second quarter of 2007.
Net income for the second quarter of 2008 was $6.7 million as compared to $4.1 million in the second quarter of 2007. This resulted in net income per diluted share of $0.13 in the second quarter of 2008 as compared to $0.08 in the second quarter of 2007.
Our backlog was $157.9 million as of June 30, 2008, which represented an increase of $6.5 million as compared to $151.4 million as of March 31, 2008. The annualized cancellation rate for the second quarter of 2008 was 18.1% as compared to the annualized cancellation rate of 17.6% for the second quarter of 2007. New bookings were $49.0 million in the second quarter of 2008 which represented an increase of 42.0% from the $34.5 million recorded in the second quarter of 2007. The book-to-bill ratio for the second quarter of 2008 was 1.4, the same as it was in the first quarter of 2008.
For the six months ended June 30, 2008, we reported revenues of $69.1 million compared to $45.8 million for the six months ended June 30, 2007, an increase of 50.9%. Our gross margin percentage for the six months ended June 30, 2008 was 54.8% compared to 51.0% for the six months ended June 30, 2007. Operating income margin for the six months ended June 30, 2008 was 27.8% compared to 20.4% for the six months ended June 30, 2007. Net income was $12.4 million, or $0.24 per diluted share, for the six months ended June 30, 2008 compared to net income of $6.4 million, or $0.12 per diluted share, for the six months ended June 30, 2007. Our tax rate was 37.7% for the six months ended June 30, 2008 compared to 39.0% for the six months ended June 30, 2007. The 2008 tax rate reflects a special benefit of $0.3 million.
In July 2008, we executed a lease to move our corporate headquarters and US-based core lab to 1818 Market Street, Philadelphia, Pennsylvania. We are scheduled to move to our new headquarters by the end of 2008. The new headquarters will be approximately 59,400 square feet, compared to the approximately 40,000 square feet in the Company’s current Philadelphia location. This increase in space reflects the growth that eRT has experienced over the past few years and anticipates in the future. For more details on the lease, see the discussion under “Liquidity and Capital Resources.” We will continue to operate our other locations in Bridgewater, New Jersey and Peterborough, UK. The Reno, Nevada location is scheduled to be closed in late 2008.
On July 23, 2008, we announced the appointment of Mr. Keith D. Schneck as Executive Vice President and Chief Financial Officer effective July 28, 2008. Mr. Schneck joined eRT with over 30 years of senior financial and executive management expertise in high growth companies and public accounting.

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Net revenues:
Licenses	2.3%	2.4%	3.0%	2.2%
Services	71.0%	77.2%	68.8%	76.1%
Site support	26.7%	20.4%	28.2%	21.7%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Costs of revenues:
Cost of licenses	0.3%	0.5%	0.3%	0.5%
Cost of services	29.2%	29.5%	30.6%	30.4%
Cost of site support	16.6%	13.0%	18.1%	14.3%

Total costs of revenues	46.1%	43.0%	49.0%	45.2%

Gross margin	53.9%	57.0%	51.0%	54.8%

Operating expenses:
Selling and marketing	12.3%	10.7%	12.2%	10.3%
General and administrative	11.8%	13.0%	14.0%	13.7%
Research and development	4.5%	3.0%	4.4%	3.0%

Total operating expenses	28.6%	26.7%	30.6%	27.0%

Operating income	25.3%	30.3%	20.4%	27.8%
Other income, net	2.3%	0.7%	2.4%	1.0%

Income before income taxes	27.6%	31.0%	22.8%	28.8%
Income tax provision	10.9%	12.2%	8.9%	10.9%

Net income	16.7%	18.8%	13.9%	17.9%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2008.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Three Months Ended June 30,
	2007	2008	Increase (Decrease)
Licenses:
Net revenues	$580	$870	$290	50.0%
Costs of revenues	63	170	107	169.8%

Gross margin	$517	$700	$183	35.4%

Services:
Cardiac Safety
Net revenues	$16,018	$25,794	$9,776	61.0%
Costs of revenues	6,617	9,789	3,172	47.9%

Gross margin	$9,401	$16,005	$6,604	70.2%

Technology consulting and training
Net revenues	$663	$795	$132	19.9%
Costs of revenues	412	477	65	15.8%

Gross margin	$251	$318	$67	26.7%

Software maintenance
Net revenues	$880	$791	$(89)	(10.1%)
Costs of revenues	204	217	13	6.4%

Gross margin	$676	$574	$(102)	(15.1%)

Total services
Net revenues	$17,561	$27,380	$9,819	55.9%
Costs of revenues	7,233	10,483	3,250	44.9%

Gross margin	$10,328	$16,897	$6,569	63.6%

Site support:
Net revenues	$6,593	$7,222	$629	9.5%
Costs of revenues	4,117	4,599	482	11.7%

Gross margin	$2,476	$2,623	$147	5.9%

Total
Net revenues	$24,734	$35,472	$10,738	43.4%
Costs of revenues	11,413	15,252	3,839	33.6%

Gross margin	13,321	20,220	6,899	51.8%

Operating expenses:
Selling and marketing	3,054	3,810	756	24.8%
General and administrative	2,919	4,601	1,682	57.6%
Research and development	1,102	1,051	(51)	(4.6%)

Total operating expenses	7,075	9,462	2,387	33.7%

Operating income	6,246	10,758	4,512	72.2%
Other income, net	569	244	(325)	(57.1%)

Income before income taxes	6,815	11,002	4,187	61.4%
Income tax provision	2,676	4,342	1,666	62.3%

Net income	$4,139	$6,660	$2,521	60.9%

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended June 30,		Increase
	2007	2008	(Decrease)
Cost of licenses	10.9%	19.5%	8.6%
Cost of services:
Cardiac Safety	41.3%	38.0%	(3.3%)
Technology consulting and training	62.1%	60.0%	(2.1%)
Software maintenance	23.2%	27.4%	4.2%
Total cost of services	41.2%	38.3%	(2.9%)
Cost of site support	62.4%	63.7%	1.3%
Total costs of revenues	46.1%	43.0%	(3.1%)

Operating expenses:
Selling and marketing	12.3%	10.7%	(1.6%)
General and administrative	11.8%	13.0%	1.2%
Research and development	4.5%	3.0%	(1.5%)
License revenues increased due to the sale of several small perpetual licenses in 2008 with no comparable sale in 2007.
The increase in Cardiac Safety services revenues was primarily due to additional transactions performed in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and due to $2.4 million of revenue recognized in the second quarter of 2008 resulting from including the operating results of CCSS. There was also an increase in average revenue per transaction that was largely due to additional transactions analyzed utilizing manual processing, which carries a higher price per transaction than semi-automated processing and higher prices for semi-automated processing. Over the past several years, drug sponsors have shifted towards semi-automated processing and we believe that this quarter’s shift in mix toward more manual studies is customer-specific and not likely to continue on a long-term basis. Additionally, project management fees increased $0.4 million, consistent with the increased Cardiac Safety activity. Cardiac Safety services revenue in the three months ended June 30, 2008 included $0.6 million of cardiac safety consulting services revenue as compared to $0.3 million in the second quarter of 2007. Cardiac safety consulting services were a new revenue source to eRT beginning in 2007. Beginning in 2007, we entered into an arrangement with a company owned by our chairman, Joel Morganroth, MD, whereby we will pay Dr. Morganroth’s company a percentage of the net amounts billed to certain customers for performing a portion of the consulting services provided on our behalf to those customers. That percentage ranged between 80% to 90% in 2007 and was reduced to 80% in 2008. Fees incurred under this consulting arrangement approximated $0.4 million and $0.2 million in the three months ended June 30, 2008 and 2007, respectively.
Technology consulting and training revenues increased due to an increase in reporting configuration revenue related to cardiac safety clients of $0.2 million as well as $0.1 million of EXPeRT® ePRO™ revenue that did not exist in the second quarter of 2007, partially offset by a $0.2 decrease in consulting on EXPeRT® eClinical™ products.
Site support revenues increased primarily due to $0.6 million of revenue recognized in the second quarter of 2008 resulting from the November 2007 acquisition of CCSS, an increase in freight revenue of $0.5 million related to additional units rented and improvements in identifying recoverable freight costs. These increases were partially offset by a decrease in rental revenue from cardiac safety equipment due to a lower average price on additional units rented, as we have reduced prices in response to competitive market conditions.
The increase in the cost of licenses, both in absolute terms and as a percentage of license revenues, related to the amortization of the EXPeRT® ePRO™ license, which we began amortizing in December 2007.
The increase in the cost of Cardiac Safety services was primarily due to $2.1 million of costs recognized in the second quarter of 2008 resulting from the November 2007 acquisition of CCSS, $0.3 million in consulting costs related to cardiac safety consulting revenue discussed above, a $0.6 million increase in labor costs related to additional staff and market adjustments to salaries and a $0.3 million increase in bonus expense. Partially offsetting the increase was a $0.2 million decrease in depreciation. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.

The increase in the cost of site support, both in absolute terms and as a percentage of site support revenues, was primarily due to $0.2 million of costs recognized in the second quarter of 2008 resulting from the November 2007 acquisition of CCSS, a $0.4 million increase in freight associated with additional shipments of equipment as well as smaller increases in the costs of supplies and labor. Partially offsetting this decrease was a $0.3 million decrease in depreciation expense as older, more expensive ECG equipment has become fully depreciated.
The increase in selling and marketing expenses was due primarily to an increase of $0.3 million of commissions. In 2007, we implemented a commission plan under which payments are based upon a percentage of revenue earned and bookings. Payments under the commission plan have increased and will continue to increase as increased signings convert into revenue. Additionally, labor costs increased $0.2 million due to additional staff and market adjustments to salaries and consultant costs increased $0.2 million related to rebranding efforts. The decrease in selling and marketing expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.
The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenue, was due primarily to $0.9 million of costs recognized in the second quarter of 2008 resulting from the November 2007 acquisition of CCSS, including $0.3 million of accruals for stay pay incentives, and a $0.2 million increase in labor costs related to additional staff and certain salary increases and a $0.2 million increase in bonus expense. A number of smaller increases make up the remaining variance including stock option compensation expense, consultants and recruiting costs.
Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments, offset by interest expense related to capital lease obligations and foreign exchange losses. Other income, net decreased primarily due to lower average cash balances in the second quarter of 2008 as compared to the second quarter of 2007, as a result of our use of cash in November 2007 for the CCSS acquisition, as well as significantly lower average interest rates.
Our effective tax rate for the three months ended June 30, 2007 was 39.3% and 39.5% for the three months ended June 30, 2008.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2008.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Six Months Ended June 30,
	2007	2008	Increase (Decrease)
Licenses:
Net revenues	$1,362	$1,495	$133	9.8%
Costs of revenues	129	370	241	186.8%

Gross margin	$1,233	$1,125	$(108)	(8.8%)

Services:
Cardiac Safety
Net revenues	$28,449	$49,579	$21,130	74.3%
Costs of revenues	12,781	19,654	6,873	53.8%

Gross margin	$15,668	$29,925	$14,257	91.0%

Technology consulting and training
Net revenues	$1,323	$1,500	$177	13.4%
Costs of revenues	822	904	82	10.0%

Gross margin	$501	$596	$95	19.0%

Software maintenance
Net revenues	$1,756	$1,574	$(182)	(10.4%)
Costs of revenues	420	439	19	4.5%

Gross margin	$1,336	$1,135	$(201)	(15.0%)

Total services
Net revenues	$31,529	$52,653	$21,124	67.0%
Costs of revenues	14,023	20,997	6,974	49.7%

Gross margin	$17,506	$31,656	$14,150	80.8%

Site support:
Net revenues	$12,927	$14,997	$2,070	16.0%
Costs of revenues	8,312	9,867	1,555	18.7%

Gross margin	$4,615	$5,130	$515	11.2%

Total
Net revenues	$45,818	$69,145	$23,327	50.9%
Costs of revenues	22,464	31,234	8,770	39.0%

Gross margin	23,354	37,911	14,557	62.3%

Operating expenses:
Selling and marketing	5,592	7,133	1,541	27.6%
General and administrative	6,388	9,474	3,086	48.3%
Research and development	2,027	2,050	23	1.1%

Total operating expenses	14,007	18,657	4,650	33.2%

Operating income	9,347	19,254	9,907	106.0%
Other income, net	1,119	671	(448)	(40.0%)

Income before income taxes	10,466	19,925	9,459	90.4%
Income tax provision	4,079	7,519	3,440	84.3%

Net income	$6,387	$12,406	$6,019	94.2%

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Six Months Ended June 30,		Increase
	2007	2008	(Decrease)
Cost of licenses	9.5%	24.7%	15.2%
Cost of services:
Cardiac Safety	44.9%	39.6%	(5.3%)
Technology consulting and training	62.1%	60.3%	(1.8%)
Software maintenance	23.9%	27.9%	4.0%
Total cost of services	44.5%	39.9%	(4.6%)
Cost of site support	64.3%	65.8%	1.5%
Total costs of revenues	49.0%	45.2%	(3.8%)

Operating expenses:
Selling and marketing	12.2%	10.3%	(1.9%)
General and administrative	14.0%	13.7%	(0.3%)
Research and development	4.4%	3.0%	(1.4%)
License revenues increased due to ePRO subscription revenue that is new in 2008 and an increase in subscription revenue related to cardiac safety customers.
The increase in Cardiac Safety services revenues was primarily due to additional transactions performed in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 and to $5.1 million of revenue recognized in the six months of 2008 resulting from including the operating results of CCSS. There was also an increase in average revenue per transaction that was due to additional transactions analyzed utilizing manual processing, which carries a higher price per transaction than semi-automated processing and higher prices for semi-automated processing. Over the past several years, drug sponsors have shifted towards semi-automated processing, and we believe that this recent shift in mix toward more manual studies is customer-specific and not likely to continue on a long-term basis. Project management fees increased $1.5 million, consistent with the increased Cardiac Safety activity. Cardiac Safety services revenue in the six months ended June 30, 2008 included $1.4 million of cardiac safety consulting services revenue as compared to $0.5 million in the first six months of 2007, which was a new revenue source to eRT beginning in 2007. Beginning in 2007, we entered into an arrangement with a company owned by our chairman, Dr. Morganroth, whereby we will pay Dr. Morganroth’s company a percentage of the net amounts billed to certain of our customers for performing a portion of the consulting services provided on our behalf to those customers. That percentage ranged between 80% to 90% in 2007 and is a flat 80% in 2008. Fees incurred under this consulting arrangement approximated $0.8 million and $0.3 million in the six months ended June 30, 2008 and 2007, respectively.
Technology consulting and training revenues increased due to an increase in reporting configuration revenue related to cardiac safety clients of $0.4 million as well as $0.1 million of EXPeRT® ePRO™ revenue that did not exist in the second quarter of 2007, partially offset by a $0.3 decrease in consulting on EXPeRT® eClinical™ products.
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
Site support revenues increased primarily due to $1.1 million of revenue recognized in the first six months of 2008 resulting from the November 2007 acquisition of CCSS, an increase in freight revenue of $0.9 million related to additional units rented and improvements in identifying recoverable freight costs and a $0.2 million increase in supplies revenue. These increases were partially offset by a decrease in rental revenue from cardiac safety equipment due to a lower average price on additional units rented as we have experienced downward pricing pressure on our equipment rental pricing.
The increase in the cost of licenses, both in absolute terms and as a percentage of license revenues, related to the amortization of the EXPeRT® ePRO™ license, which we began amortizing in December 2007.
The increase in the cost of Cardiac Safety services was primarily due to $4.8 million of costs recognized in the first six months of 2008 resulting from the November 2007 acquisition of CCSS, a $1.0 million increase in labor costs related to additional staff and market adjustments to salaries, $0.7 million in consulting costs related to cardiac safety consulting revenue discussed above, a $0.5 million increase in bonus expense and a $0.3 million increase in telecommunication connectivity expenses. Partially offsetting the increase was a $0.4 million decrease in depreciation. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.

The increase in the cost of site support, both in absolute terms and as a percentage of site support revenues, was primarily due to $0.8 million of costs recognized in the first six months of 2008 resulting from the November 2007 acquisition of CCSS, a $0.8 million increase in freight associated with additional shipments of equipment as well as smaller increases in the costs of supplies and labor. Partially offsetting this decrease was a $0.4 million decrease in depreciation expense as older, more expensive ECG equipment has become fully depreciated.
The increase in selling and marketing expenses was due primarily to an increase of $0.6 million of commissions. In 2007, we implemented a commission plan under which payments are based upon a percentage of revenue earned and bookings. Payments under the commission plan have increased and will continue to increase as increased signings convert into revenue. Additionally, labor costs increased $0.4 million costs related to additional staff and market adjustments to salaries, consultant costs increased $0.2 million related to rebranding efforts and there were $0.2 million of costs recognized in the first six months of 2008 resulting from the November 2007 acquisition of CCSS. The decrease in selling and marketing expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.
The increase in general and administrative expenses was due primarily to $2.2 million of costs recognized in the first six months of 2008 resulting from the November 2007 acquisition of CCSS, including a provision of $0.8 million for stay pay incentives, and to a $0.6 million increase in labor related to additional staff and certain salary increases and a $0.4 million increase in bonus expense. A number of smaller increases make up the remaining variance including stock option compensation expense, consultants and recruiting costs. The decrease in general and administrative expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.
Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments, offset by interest expense related to capital lease obligations and foreign exchange losses. Other income, net decreased primarily due to lower average cash balances in the first six months of 2008 as compared to the first six months of 2007, as a result of our use of cash in November 2007 for the CCSS acquisition, as well as significantly lower average interest rates.
Our effective tax rate was 39.0% and 37.7% for the six months ended June 30, 2007 and 2008, respectively. We had historically provided deferred taxes under APB 23 for the presumed ultimate repatriation to the United States of earnings from our UK subsidiary. The indefinite reversal criterion of APB 23 allows us to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States. As of January 1, 2008, we determined that a portion of our UK subsidiary’s current undistributed net earnings, as well as the future net earnings, will be permanently reinvested. As a result of the APB 23 change in assertion, we reduced our deferred tax liabilities related to undistributed foreign earnings by $0.3 million during the first quarter of 2008.
Liquidity and Capital Resources
At June 30, 2008, we had $49.4 million of cash and cash equivalents and $6.4 million invested in short-term investments. We generally place our investments in municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates and maturities of less than one year, and A1P1 rated commercial bonds and paper.
For the six months ended June 30, 2008, our operations provided cash of $18.0 million compared to $12.5 million during the six months ended June 30, 2007. The change was primarily the result of an increase of $6.0 million in net income and a $1.5 million increase in depreciation and amortization expense for assets associated with the CCSS acquisition in November 2007. Additionally, there was a $0.8 million increase in prepaid expenses and other in the six months ended June 30, 2007 as compared to a $1.6 million increase in prepaid expenses and other in the six months ended June 30, 2008. Changes in income taxes, including deferred income taxes, are due to the timing and size of income tax payments and provision.
For the six months ended June 30, 2008, our investing activities used cash of $7.6 million as compared to $9.1 million during the six months ended June 30, 2007. $4.8 million was paid in the first six months of 2008 for contingent payments and transaction costs related to the CCSS acquisition for which there were no corresponding payments in the first six months of 2007. Net proceeds from the sales of investments increased cash by $2.4 million in the six months ended June 30, 2008 while net purchases of investments used cash of $1.1 million during the six months ended June 30, 2007.

During the six months ended June 30, 2008 and 2007, we purchased $5.2 million and $8.0 million, respectively, of property and equipment. Included in property and equipment is internal use software associated with the development of a data and communications management services software product (EXPeRT®) used in connection with our centralized core cardiac safety ECG services. We capitalize certain internal use software costs in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software for Internal Use.” The amortization is charged to the cost of Cardiac Safety services beginning at the time the software is ready for its intended use. The initial development costs incurred and capitalized for EXPeRT® of $10.6 million were for the basic functionality required for this product and were placed into production in January 2007. These costs are being amortized over the estimated useful life of 5 years which results in monthly amortization of approximately $0.2 million. Additional unamortized development costs of EXPeRT® of $2.8 million have been incurred through June 30, 2008 to develop new functionalities and enhancements and other internal-use software projects. We expect to continue the development of these enhancements through the end of 2008 when we anticipate placing them into production.
In the second quarter of 2007, we announced that we were launching a new line of business focused on electronic patient reported outcomes (EXPeRT® ePRO™) and entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 IVR clinical assessments offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of June 30, 2008, we paid HTS $1.5 million for the license and a $0.25 million advanced payment against future royalties. The total cost of the purchase and initial development costs to get EXPeRT® ePRO™ ready for its intended use totaled $1.8 million and are being amortized over five years. We will pay royalties to HTS based on the level of revenues we receive from the assessments and the IVR system. An additional $0.75 million of royalty payments are guaranteed, and will be made in two equal payments in November 2008 and May 2009. Any royalties earned by HTS will be applied against these payments. After these two payments are made, all future payments we make to HTS will be royalty payments based solely on revenues we receive from EXPeRT® ePRO™ sales.
Other less significant internal use software have been developed and capitalized and will continue to be developed in the future in accordance with management’s assessment of our needs.
For the six months ended June 30, 2008, our financing activities provided cash of $1.0 million compared to $0.9 million for the six months ended June 30, 2007. The source of the cash was primarily related to proceeds from the exercise of stock options and tax benefits from stock options.
We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million which we renewed in the second quarter of 2008. To date, we have not borrowed any amounts under our line of credit. As of June 30, 2008, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million.
On July 14, 2008, we entered into a lease with NNN 1818 Market Street, LLC and several of its affiliates for new office space at 1818 Market Street, Philadelphia, Pennsylvania. We anticipate that the lease will commence in November 2008, though the lease includes provisions for rental adjustments and reimbursements if the leased premises are not ready for occupancy by December 1, 2008. The lease for our current offices in Philadelphia will expire on August 30, 2008, and we have reached substantial agreement on the terms of an extension of the lease through December 31, 2008 that we expect to sign prior to the current lease expiration.
The lease provides for the rental of approximately 59,400 rentable square feet compared to approximately 40,000 square feet in our current offices. The initial term of the lease is 11 years, and we have two successive five-year renewal options. For the first month of the lease, there is no minimum rent. For the next eight months of the lease, the minimum rent is $54,464 per month. Beginning with the tenth month of the lease, the minimum rent increases to $1,307,127 on an annualized basis and thereafter increases beginning on the second anniversary of the lease commencement by $29,697 annually for the remainder of the initial term of the lease. In addition to the minimum rent, we are obligated, beginning in 2010, to pay our proportionate share of any increases in the operating expenses and real estate taxes for the building in which the leased premises are located over the amounts payable for calendar year 2009. Our proportionate share is calculated by measuring the rentable square feet included in the leased premises as a percentage of the total rentable square feet for the building. For each renewal term we exercise, the minimum rent will be the then-applicable fair market rental value as determined by the landlord or, if we do not agree with the landlord’s determination, by arbitration. We will account for this lease in accordance with the requirements of Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”

We paid a security deposit of $217,854 in cash upon execution of the lease to secure our obligations under the lease, of which 50% will be returned to us three years after commencement of the lease provided that we are not in default under the lease. We also anticipate incurring approximately $3.5 million in tenant improvements in addition to the allowance the landlord has agreed to provide.
We have commitments to purchase approximately $4.2 million of private label cardiac safety equipment from a manufacturer with $2.3 million committed over a twelve-month period ending in November 2008 and $1.9 million committed over a twelve-month period ending in December 2008. We expect to purchase this cardiac safety equipment in the normal course of business and thus this commitment does not represent a significant commitment above our expected purchases of ECG equipment during those periods. As of June 30, 2008, approximately $2.2 million of equipment was purchased under the commitments; accordingly the balance of such commitments as of June 30, 2008 was $2.0 million.
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
Our board of directors authorized a stock buy-back program of 12.5 million shares, of which 8.3 million shares remain to be purchased as of June 30, 2008. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and short-term and long-term investments and could also require us to seek additional external financing. No shares were purchased during 2007 or the six months ended June 30, 2008.
On November 28, 2007, we completed the acquisition of CCSS. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We have additionally incurred approximately $1.1 million in transaction costs. We may also pay contingent consideration of up to approximately $14 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through 2010. Through June 30, 2008, Covance earned $4.8 million of this contingent amount, of which $3.0 million was recognized in 2007, $0.4 million in the three months ended March 31, 2008 and $1.4 million in the three months ended June 30, 2008. At June 30, 2008, approximately $0.5 million of the contingent amount earned remained to be paid to Covance. These contingent payments increased goodwill by $4.8 million. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety services for a ten-year period, subject to certain exceptions. We plan to fully integrate the operations of CCSS into our existing operations. We will do so by merging CCSS’s Reno, Nevada based operations into our existing operations in Philadelphia, Pennsylvania or Peterborough, United Kingdom. In so doing, we will close the operations in Reno in late 2008. Costs identified at the date of the acquisition as part of this closing were estimated to be $1.2 million for severance and $0.9 million for lease costs. In accordance with Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these amounts have been recognized as a liability as of the date of the acquisition and included in the cost of the acquisition. Other costs such as stay pay incentive arrangements and other related period costs associated with the closing of the Reno location are being expensed in the period when such costs are incurred. The stay pay incentive arrangements costs, which we estimate will be $1.3 million, are being recognized as expense over the required service period of the employees. The expense recognized for the stay pay incentive for the three and six months ended June 30, 2008 was $0.3 million and $0.8 million, respectively.
The long-term portion of other liabilities is comprised of the present value of estimated lease costs for the Reno location for the period where it will not be used for operations and deferred rent for the Reno location.
Inflation
We believe the effects of inflation and changing prices generally do not have a material effect on our results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary financial market risks include fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the six months ended June 30, 2008 would have decreased by approximately $0.3 million. This estimate assumes that the decrease occurred on the first day of 2008 and reduced the yield of each investment by 100 basis points. The impact on interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the three months ended June 30, 2008 by approximately $0.4 million.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company (including our consolidated subsidiaries) in the reports we file with or submit to the Securities and Exchange Commission is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on May 1, 2008. The matters submitted to the stockholders for vote were the election of two directors to each serve a three-year term until 2011 and ratification of the appointment of KPMG LLP as our independent registered public accountants for the year ending December 31, 2008.
At the meeting, the stockholders elected Joel Morganroth, MD and Stephen S. Phillips to the Board of Directors. Dr. Morganroth was elected with 41,930,006 shares voted for the election, or 82.8% of the 50,663,969 shares outstanding and eligible to vote, with 1,014,544 shares withholding the authority to vote for such election. Mr. Phillips was elected with 41,281,134 shares voted for the election, or 81.5% of the shares outstanding and eligible to vote, with 1,663,416 shares withholding the authority to vote for such election. With the election of the two directors, they joined Sheldon M. Bonovitz, Gerald A. Faich, MD, MPH, David D. Gathman, Elam M. Hitchner, Michael J. McKelvey, Ph.D, and Stephen M. Scheppmann as our directors.
The stockholders also ratified the appointment of KPMG LLP as our independent registered public accountants for 2008 with 42,697,729 shares voted for ratification, or 84.3% of the shares outstanding and eligible to vote, with 202,542 shares voted against ratification and 44,278 shares abstained.
Item 6. Exhibits

10.29	Promissory Note to Wachovia Bank, National Association effective June 26, 2008.

10.30	Loan Agreement with Wachovia Bank, National Association effective June 26, 2008.

10.51	Amended and Restated Management Employment Agreement effective June 17, 2008 between Steven M. Eisenstein and the Company.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc. (Registrant)
Date: August 7, 2008	By:	/s/ Michael J. McKelvey
Michael J. McKelvey
President and Chief Executive Officer, (Principal executive officer)

Date: August 7, 2008	By:	/s/ Keith D. Schneck
Keith D. Schneck
Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.29	Promissory Note to Wachovia Bank, National Association effective June 26, 2008.

10.30	Loan Agreement with Wachovia Bank, National Association effective June 26, 2008.

10.51	Amended and Restated Management Employment Agreement effective June 17, 2008 between Steven M. Eisenstein and the Company.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.