Form 10-Q
period 2008-09-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2008-11-07
CIK 1026650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of Common Stock, $.01 par value, outstanding as of October 24, 2008, was 50,891,421.

eResearchTechnology, Inc. and Subsidiaries

Part 1. Financial Information
Item 1. Financial Statements
eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2007	September 30, 2008
		(unaudited)

Assets
Current Assets:
Cash and cash equivalents	$38,082	$62,326
Short-term investments	8,797	50
Accounts receivable, net	26,718	32,827
Prepaid income taxes	743	—
Prepaid expenses and other	3,087	4,132
Deferred income taxes	901	1,017

Total current assets	78,328	100,352
Property and equipment, net	33,347	27,345
Goodwill	30,908	33,544
Intangible assets	3,849	2,496
Deferred income taxes	1,011	1,999
Other assets	253	589

Total assets	$147,696	$166,325

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,505	$3,882
Accrued expenses	12,103	8,481
Income taxes payable	2,352	2,498
Current portion of capital lease obligations	1,097	60
Deferred revenues	13,905	14,377

Total current liabilities	32,962	29,298

Capital lease obligations, excluding current portion	48	—
Other liabilities	1,174	1,075

Total liabilities	34,184	30,373

Commitments and contingencies

Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 58,870,291 and 59,138,090 shares issued, respectively	589	591
Additional paid-in capital	87,957	92,313
Accumulated other comprehensive income	1,679	425
Retained earnings	85,477	104,813
Treasury stock, 8,247,119 shares at cost	(62,190)	(62,190)

Total stockholders’ equity	113,512	135,952

Total liabilities and stockholders’ equity	$147,696	$166,325

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Net revenues:
Licenses	$651	$891	$2,013	$2,386
Services	16,453	24,857	47,982	77,510
Site support	6,867	8,182	19,794	23,179

Total net revenues	23,971	33,930	69,789	103,075

Costs of revenues:
Cost of licenses	70	179	199	549
Cost of services	7,567	9,951	21,590	30,948
Cost of site support	4,831	4,698	13,143	14,565

Total costs of revenues	12,468	14,828	34,932	46,062

Gross margin	11,503	19,102	34,857	57,013

Operating expenses:
Selling and marketing	2,487	3,126	8,079	10,259
General and administrative	2,527	4,254	8,915	13,728
Research and development	1,128	1,173	3,155	3,223

Total operating expenses	6,142	8,553	20,149	27,210

Operating income	5,361	10,549	14,708	29,803
Other income, net	584	251	1,703	922

Income before income taxes	5,945	10,800	16,411	30,725
Income tax provision	2,239	3,870	6,318	11,389

Net income	$3,706	$6,930	$10,093	$19,336

Basic net income per share	$0.07	$0.14	$0.20	$0.38

Diluted net income per share	$0.07	$0.13	$0.20	$0.37

Shares used to calculate basic net income per share	50,594	50,856	50,430	50,743

Shares used to calculate diluted net income per share	51,829	52,180	51,681	52,085

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2008
Operating activities:
Net income	$10,093	$19,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,066	12,519
Cost of sales of equipment	1,004	717
Provision for uncollectible accounts	—	60
Share-based compensation	1,576	1,966
Deferred income taxes	482	(1,151)
Changes in operating assets and liabilities excluding CCSS acquisition:
Accounts receivable	(3,777)	(6,601)
Prepaid expenses and other	(595)	(1,560)
Accounts payable	(1,888)	357
Accrued expenses	1,500	(540)
Income taxes	2,267	931
Deferred revenues	995	747

Net cash provided by operating activities	22,723	26,781

Investing activities:
Purchases of property and equipment	(10,066)	(6,966)
Purchases of investments	(50,108)	—
Proceeds from sales of investments	48,617	8,747
Payments for acquisition	—	(4,964)

Net cash used in investing activities	(11,557)	(3,183)

Financing activities:
Repayment of capital lease obligations	(1,962)	(1,085)
Proceeds from exercise of stock options	1,600	1,502
Stock option income tax benefit	628	839

Net cash provided by financing activities	266	1,256

Effect of exchange rate changes on cash	269	(610)

Net increase in cash and cash equivalents	11,701	24,244
Cash and cash equivalents, beginning of period	15,497	38,082

Cash and cash equivalents, end of period	$27,198	$62,326

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company”, “eRT” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC) and in this Form 10-Q.
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
Business Combinations
On November 28, 2007, we acquired Covance Cardiac Safety Services, Inc. (CCSS), the centralized ECG business of Covance Inc. (Covance). See Note 4 for additional disclosure. CCSS is engaged primarily in the business of processing electrocardiograms in a digital environment as part of clinical trials of pharmaceutical candidates to permit assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Under the terms of the purchase agreement, we purchased all of the outstanding shares of capital stock of CCSS in consideration of an upfront cash payment of $35.2 million plus additional cash payments of up to approximately $14 million, based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. Through September 30, 2008, Covance earned $5.1 million of this contingent amount, of which $3.0 million was recognized in 2007, $0.3 million in the three months ended September 30, 2008 and $2.1 million in the nine months ended September 30, 2008. At September 30, 2008, approximately $0.7 million of the contingent amount earned remained to be paid to Covance which we recorded in accounts payable. The acquisition included a marketing agreement under which Covance is obligated to use us as its provider of centralized cardiac safety services, and to offer these services to Covance’s clients, on an exclusive basis, for a 10-year period, subject to certain exceptions, and we agreed to pay referral fees on certain revenues. We expense payments to Covance based upon a portion of the revenues we receive during each calendar year of the 10-year term that are based primarily on referrals made by Covance under the agreement. The agreement does not restrict our continuing collaboration with our other key clinical research organization (CRO), Phase I units, Academic Research Centers and other strategic partners.
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
Investments
At September 30, 2008, short-term investments consisted of an auction rate security issued by a municipality and is classified as available for sale and is recorded at fair value. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. At September 30, 2008, unrealized gains and losses were immaterial. Realized gains and losses during the nine months ended September 30, 2007 and 2008 were immaterial. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification.
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
Amortization of capitalized software development costs is charged to costs of revenues. Amortization of capitalized software development costs was $0.7 million for each of the three-month periods ended September 30, 2007 and 2008 and $2.2 million for each of the nine-month periods ended September 30, 2007 and 2008. For the nine-month periods ended September 30, 2007 and 2008, we capitalized $3.1 million and $1.6 million, respectively, of software development costs. As of September 30, 2008, $2.8 million of capitalized costs have not yet been placed in service and are therefore not being amortized.
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
The gross cost for cardiac safety equipment was $36.8 million and $37.6 million at December 31, 2007 and September 30, 2008, respectively. The accumulated depreciation for cardiac safety equipment was $20.0 million and $25.7 million at December 31, 2007 and September 30, 2008, respectively.

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
Goodwill
As a result of the CCSS acquisition, we carry a significant amount of goodwill. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2007 or during the nine months ended September 30, 2008.
When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.
The carrying value of goodwill was $30.9 million and $33.5 million as of December 31, 2007 and September 30, 2008, respectively. During the first nine months of 2008, goodwill increased approximately $2.6 million due to contingent payments and transaction fees related to the CCSS acquisition. See Note 4 for additional disclosure regarding the CCSS acquisition.
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
Long-lived Assets
In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during either of the nine-month periods ended September 30, 2007 or September 30, 2008.
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

Stock-Based Compensation
Accounting for Stock-Based Compensation
On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006 is recognized in the Consolidated Statements of Operations over the remaining service period after such date based on the award’s original estimate of fair value. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three and nine months ended September 30, 2008 under SFAS No. 123R was $0.6 million and $2.0 million, respectively. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three and nine months ended September 30, 2007 under SFAS No. 123R was $0.4 million and $1.6 million, respectively.
Valuation Assumptions for Options Granted
The fair value of each stock option granted during the nine months ended September 30, 2007 and 2008 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis.

	2007	2008
Risk-free interest rate	4.68%	2.23%
Expected dividend yield	0.00%	0.00%
Expected life	3.5 years	3.5 years
Expected volatility	55.89%	51.50%
The above assumptions were used to determine the weighted-average per share fair value of $3.38 and $4.89 for stock options granted during the first nine months of 2007 and 2008, respectively.
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
In May 2003, the stockholders approved a new stock option plan (the “2003 Plan”) that authorized the grant of both incentive and non-qualified options to acquire shares of our common stock and provided for an annual option grant of 10,000 shares to each outside director. The Compensation Committee of our Board of Directors determines or makes recommendations to our Board of Directors regarding the recipients of option grants, the exercise price and other terms of the options under the 2003 Plan. The exercise price of incentive stock options may not be set below the market value of the common stock on the grant date. Incentive stock options under the 2003 Plan expire ten years from the grant date, or at the end of such shorter period as may be designated by the Compensation Committee, and are exercisable in accordance with vesting provisions set by the Compensation Committee, which generally are over four years. In April 2006, the stockholders approved an amendment to the 2003 Plan that increased the number of shares which could be acquired through option grants under the 2003 Plan by 3,500,000. In accordance with the terms of the 2003 Plan, as amended, there are a total of 7,318,625 shares reserved for issuance under the 2003 Plan. The Company normally issues new shares to satisfy option exercises under these plans. On February 15, 2007, the Board of Directors of the Company, based on the recommendation of the Compensation Committee, adopted, subject to stockholder approval at the Annual Meeting, the Company’s Amended and Restated 2003 Equity Incentive Plan (the “2003 Equity Plan”). On April 26, 2007, the stockholders approved the adoption of the 2003 Equity Plan, which amended the Company’s existing 2003 Plan in two material respects. First, it prohibits repricing of any stock options granted under the Plan unless the stockholders approve such repricing. Second, it permits awards of stock appreciation rights, restricted stock, long term performance awards and performance shares in addition to grants of stock options.

Information with respect to outstanding options under our plans is as follows:

			Remaining
		Weighted	Contractual	Intrinsic
		Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding as of January 1, 2008	4,109,611	$8.44
Granted	909,200	12.38
Exercised	(267,799)	5.61
Cancelled/forfeited	(191,659)	10.97

Outstanding as of September 30, 2008	4,559,353	$9.28	4.6	$19,337

Options exercisable or expected to vest at September 30, 2008	4,344,456	$9.17	4.5	$19,063

Options exercisable at September 30, 2008	3,126,703	$8.30	4.0	$17,512

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended September 30, 2007 and 2008 was $2.4 million and $2.5 million, respectively.
As of September 30, 2008, 3,126,703 options with a weighted average exercise price of $8.30 per share were exercisable under the 1996 Plan and the 2003 Plan and 3,210,403 shares were available for future awards under the 2003 Plan.
As of September 30, 2008, there was $5.2 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.
Tax Effect Related to Stock-based Compensation Expense
SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the consolidated statement of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our Consolidated Statement of Operations for the nine-month periods ended September 30, 2007 and 2008 related to stock-based compensation expense was approximately $0.3 million and $0.5 million, respectively.

Note 3. Financial Instruments
We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. Available-for-sale securities as of September 30, 2008 consisted of an auction rate security or ARS, issued by a municipality. This security is included in short-term investments in our consolidated balance sheets. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations which is required to be adopted effective January 1, 2009. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have measured our financial assets and liabilities using level 1 and 2 of the fair value hierarchy. At September 30, 2008, level 1 financial assets included cash and cash equivalents and level 2 financial assets consisted of a $50,000 ARS. The ARS is currently illiquid due to failed auctions resulting from the difficult conditions in the credit markets. The fair value of the ARS was determined based on par values at the last successful auctions, the redemption in quarter ended June 30, 2008 of $1.8 million of ARS at par value, the call of $420,000 of ARS at par value in the quarter ended September 30, 2008, the AA credit rating and competitive interest rates being paid.
Note 4. Business Combination
On November 28, 2007, we acquired CCSS. See Note 2 for a summary of the terms of this acquisition. We have included CCSS’s operating results in our Consolidated Statements of Operations from the date of the acquisition. Under the terms of the agreement, the total initial purchase consideration was $35.2 million. We have additionally incurred approximately $1.1 million in transaction costs. We may also pay contingent consideration of up to approximately $14 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. Through September 30, 2008, Covance earned $5.1 million of this contingent amount, of which $3.0 million was recognized in 2007, $0.3 million in the three months ended September 30, 2008 and $2.1 million in the nine months ended September 30, 2008. At September 30, 2008, approximately $0.7 million of the contingent amount earned remained to be paid to Covance which we recorded in accounts payable. These contingent amounts increased goodwill by $5.1 million. Under the terms of the marketing agreement, Covance agreed to exclusively use eRT as its provider of centralized cardiac safety services for a ten-year period, subject to certain exceptions, and we agreed to pay referral fees on certain revenues. We believe that the CCSS acquisition may enhance our revenues and, now that it has been fully integrated, our profitability, because we anticipate that it will permit us to better leverage our personnel and technology.

The acquisition costs of CCSS have been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, as revised, as follows (in thousands):

Property and equipment	$2,447
Backlog	1,900
Customer relationships	1,700
Technology	400
Deferred tax assets	2,126
Goodwill, including workforce	32,333
Accrued liabilities relating to severance and lease costs	(2,065)
Other net assets acquired	2,576

Purchase price	$41,417

During the first nine months of 2008, goodwill was increased by $2.6 million. The $2.6 million is comprised of contingent payments to Covance of $2.1 million and additional transaction costs of $0.5 million. Backlog is being amortized over three years on an accelerated basis. Customer relationships are being amortized over ten years using the straight-line method and technology is being amortized over one year using the straight-line method.
The allocation of the purchase price is based upon estimates which may be revised within one year of the date of acquisition.
Note 5. Intangible Assets
Amortization of intangible assets represents the amortization of the intangible assets from the CCSS acquisition. There were no intangible assets as of September 30, 2007. The gross and net carrying amounts of the acquired intangible assets as of September 30, 2008 were as follows (in thousands):

					Estimated
		Accumulated	Net Book		Useful Life
Description	Gross Value	Amortization	Value		(in years)
Backlog	$1,900	$1,033	$867	*	3
Customer Relationships	1,700	140	1,560		10
Technology	400	331	69		1

Total	$4,000	$1,504	$2,496

*	The backlog is being amortized over three years on an accelerated basis.
The related amortization expense reflected in our consolidated statements of operations for the three and nine months ended September 30, 2008 was $451,000 and $1,354,000, respectively.
Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31 (the 2008 amount represents the amortization expense to be recognized over the last three months of the year):

Amortization of
Years ending December 31,	Intangible Assets
2008	$347
2009	542
2010	431
2011	170
2012	170
Therafter	836

Total	$2,496

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
The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Net		Per Share
Three Months Ended September 30,	Income	Shares	Amount
2007

Basic net income	$3,706	50,594	$0.07
Effect of dilutive shares	—	1,235	—

Diluted net income	$3,706	51,829	$0.07

2008

Basic net income	$6,930	50,856	$0.14
Effect of dilutive shares	—	1,324	(0.01)

Diluted net income	$6,930	52,180	$0.13

	Net		Per Share
Nine Months Ended September 30,	Income	Shares	Amount
2007

Basic net income	$10,093	50,430	$0.20
Effect of dilutive shares	—	1,251	—

Diluted net income	$10,093	51,681	$0.20

2008

Basic net income	$19,336	50,743	$0.38
Effect of dilutive shares	—	1,342	(0.01)

Diluted net income	$19,336	52,085	$0.37

In computing diluted net income per share, options to purchase 1,276,000 and 1,295,000 shares of common stock were excluded from the computations for the three months ended September 30, 2007 and 2008, respectively, and options to purchase 1,593,000 and 1,467,000 shares of common stock were excluded from the computations for the nine months ended September 30, 2007 and 2008, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Net income	$3,706	$6,930	$10,093	$19,336

Other comprehensive income:
Currency translation adjustment	222	(1,270)	451	(1,254)

Comprehensive income, net of tax	$3,928	$5,660	$10,544	$18,082

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have an effect on our consolidated financial condition or results of operations.
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

Note 9. Income Taxes
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of SFAS 109, on January 1, 2007. We did not recognize any adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date, we had $0.8 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At September 30, 2008, we had $0.5 million of unrecognized tax benefits under the provisions of FIN 48. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
Our effective tax rate was 37.7% and 35.8% for the three months ended September 30, 2007 and 2008, respectively, and 38.5% and 37.1% for the nine months ended September 30, 2007 and 2008, respectively. We had historically provided deferred taxes under APB 23 for the presumed ultimate repatriation to the United States of earnings from our UK subsidiary. The indefinite reversal criterion of APB 23 allows us to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States. As of January 1, 2008, we determined that a portion of our UK subsidiary’s current undistributed net earnings, as well as the future net earnings, will be permanently reinvested. As a result of the APB 23 change in assertion, we reduced our deferred tax liabilities related to undistributed foreign earnings by $0.3 million during the first quarter of 2008. The effective tax rate for the nine months ended September 30, 2008 also included a tax benefit of approximately $0.2 million related to the reconciliation of the 2007 tax provision to the 2007 U.S. federal tax return and a $0.5 million tax benefit related to the reversal of a tax accrual for a previously uncertain tax position.
Note 10. Related Party Transactions
Our Chairman and Chief Scientific Officer, who is also a director and a stockholder, is a cardiologist who provided medical professional services to the Company as an independent contractor through his wholly-owned professional corporation during 2007 and the nine-month period ended September 30, 2008 and continues to provide such services. These services include providing direct cardiac safety consulting to the Company’s customers and providing internal consulting services to the Company on matters related to the successful operation, marketing and business development of the Cardiac Safety services operations. Fees incurred under this consulting arrangement, including accrued bonus, approximated $0.5 million in each of the three month periods ended September 30, 2007 and 2008, and $1.1 million and $1.4 million in the nine months ended September 30, 2007 and 2008, respectively.
Note 11. Commitments and Contingencies
In the second quarter of 2007, we entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 Interactive Voice Response (IVR) clinical assessments offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of December 31, 2007, we paid HTS $1.5 million for the license and a $0.25 million advanced payment against future royalties. No additional payments were made in the nine months ended September 30, 2008. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. An additional $0.75 million of royalty payments are guaranteed, and will be made in two payments in November 2008 and May 2009. Any royalties earned by HTS will be applied against these payments. After these two payments are made, all future payments to HTS will be solely based on royalty payments based on revenues received from EXPeRT® ePRO™ sales.
On November 28, 2007, we completed the acquisition of CCSS. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We have additionally incurred approximately $1.1 million in transaction costs. We may also pay contingent consideration of up to approximately $14 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through 2010. Through September 30, 2008, Covance earned $5.1 million of this contingent amount, of which $3.0 million was recognized in 2007, $0.3 million in the three months ended September 30, 2008 and $2.1 million in the nine months ended September 30, 2008. At September 30, 2008, approximately $0.7 million of the contingent amount earned remained to be paid to Covance, which we recorded in accounts payable. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety services for a ten-year period, subject to certain exceptions, and we agreed to pay referral fees on certain revenues. We completed the integration of the operations of CCSS into our existing operations in the third quarter of 2008. We did so by merging CCSS’s Reno, Nevada based operations into our existing operations and closing the operations in Reno. Costs identified at the date of the acquisition as part of this closing were estimated to be $1.2 million for severance and $0.9 million for lease costs. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these amounts have been recognized as a liability as of the date of the acquisition and included in the cost of the acquisition. Other costs such as stay pay incentive arrangements and other related period costs associated with the closing of the Reno location were being expensed in the period when such costs were incurred. The stay pay incentive arrangements of $1.2 million were recognized as expense over the required service period of the employees. The expense recognized for the stay pay incentive for the three and nine months ended September 30, 2008 was $0.2 million and $1.0 million, respectively. All stay pay incentives related to our Reno operations have been paid as of September 30, 2008.

Note 12. Operating Segments / Geographic Information
We consider our business to consist of one segment as this represents management’s view of our operations. Until we closed the Reno operation in the third quarter of 2008, we operated on a worldwide basis with three locations in the United States and one location in the United Kingdom, which are categorized below as North America and Europe, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology.
Geographic information is as follows (in thousands of dollars):

	Three Months Ended September 30, 2007
	North
	America	Europe	Total
License revenues	$651	$—	$651
Service revenues	13,108	3,345	16,453
Site support revenues	4,473	2,394	6,867

Net revenues from external customers	$18,232	$5,739	$23,971

Operating income	$4,428	$933	$5,361
Long-lived assets	$25,574	$7,553	$33,127
Total assets	$112,552	$20,201	$132,753

	Three Months Ended September 30, 2008
	North
	America	Europe	Total
License revenues	$891	$—	$891
Service revenues	20,320	4,537	24,857
Site support revenues	5,549	2,633	8,182

Net revenues from external customers	$26,760	$7,170	$33,930

Operating income	$8,333	$2,216	$10,549
Long-lived assets	$22,180	$5,165	$27,345
Total assets	$147,599	$18,726	$166,325

	Nine Months Ended September 30, 2007
	North
	America	Europe	Total
License revenues	$2,013	$—	$2,013
Service revenues	38,415	9,567	47,982
Site support revenues	13,153	6,641	19,794

Net revenues from external customers	$53,581	$16,208	$69,789

Operating income	$12,329	$2,379	$14,708
Long-lived assets	$25,574	$7,553	$33,127
Total assets	$112,552	$20,201	$132,753

	Nine Months Ended September 30, 2008
	North
	America	Europe	Total
License revenues	$2,386	$—	$2,386
Service revenues	63,729	13,781	77,510
Site support revenues	15,455	7,724	23,179

Net revenues from external customers	$81,570	$21,505	$103,075

Operating income	$23,680	$6,123	$29,803
Long-lived assets	$22,180	$5,165	$27,345
Total assets	$147,599	$18,726	$166,325

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
We conduct our operations through offices in the United States (U.S.) and the United Kingdom (UK). Our international net revenues represented approximately 23% and 21% of total net revenues for the nine months ended September 30, 2007 and 2008, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology, and revenues are generally attributed to the geographic segment where the work is performed.

Results of Operations
Executive Overview
On October 30, 2008, we reported revenues of $33.9 million for the third quarter of 2008, an increase of $9.9 million or 41.5% from $24.0 million in the third quarter of 2007.  The revenue for the third quarter of 2008 included $1.9 million in revenue resulting from including the operating results of Covance Cardiac Safety Services, Inc. (“CCSS”), which we acquired in November 2007.  The CCSS revenues relate only to the acquired backlog as new studies booked since the acquisition have largely been initiated as eRT studies. Total services revenue, which consists predominantly of cardiac safety revenue, increased significantly during the third quarter of 2008, increasing by $8.4 million as compared to the third quarter of 2007 to $24.9 million.
Gross margin percentage in the third quarter of 2008 was 56.3% compared to 48.0% in the third quarter of 2007. The gross margin percentage included the impact of CCSS, which generated net revenues of $1.9 million while incurring costs of revenue of $1.7 million.  Operating income for the third quarter of 2008 was $10.5 million or 31.1% of total net revenues as compared to $5.4 million or 22.4% of total net revenues in the third quarter of 2007.  Operating income for the third quarter of 2008 included a loss of $505,000 related to the revenues and costs of revenue of the acquired backlog of CCSS and the costs of integration of CCSS into eRT. We were able to leverage our expense structure to produce improved bottom-line results. Our tax rate for the third quarter of 2008 was 35.8% as compared to 37.7% in the third quarter of 2007.
Net income for the third quarter of 2008 was $6.9 million as compared to $3.7 million in the third quarter of 2007. This resulted in net income per diluted share of $0.13 in the third quarter of 2008 as compared to $0.07 in the third quarter of 2007.
Our backlog was $159.2 million as of September 30, 2008, which represented an increase of $1.3 million as compared to $157.9 million as of June 30, 2008. The annualized cancellation rate for the third quarter of 2008 was 19.6% as compared to the annualized cancellation rate of 18.1% for the second quarter of 2007.  The cancellation rate is comprised of the actual value of study cancellations and the uncompleted portion of studies which are completed at amounts under the original contracted amount, the latter of which increased during the third quarter of 2008. New bookings were $43.0 million in the third quarter of 2008 which represented an increase of 21.1% from the $35.5 million recorded in the third quarter of 2007. The book-to-bill ratio for the third quarter of 2008 was 1.3 as compared to 1.4 in the second quarter of 2008.
For the nine months ended September 30, 2008, we reported revenues of $103.1 million compared to $69.8 million for the nine months ended September 30, 2007, an increase of 47.7%. Our gross margin percentage for the nine months ended September 30, 2008 was 55.3% compared to 49.9% for the nine months ended September 30, 2007. Operating income margin for the nine months ended September 30, 2008 was 28.9% compared to 21.1% for the nine months ended September 30, 2007. Operating income for the nine months ended September 30, 2008 included a loss of $2.2 million related to the revenues and costs of revenue of the acquired backlog of CCSS and the costs of integration of CCSS into eRT. Net income was $19.3 million, or $0.37 per diluted share, for the nine months ended September 30, 2008 compared to net income of $10.1 million, or $0.20 per diluted share, for the nine months ended September 30, 2007. Our tax rate was 37.1% for the nine months ended September 30, 2008 compared to 38.5% for the nine months ended September 30, 2007. The 2008 tax rate reflects a special benefit of $0.3 million, a tax benefit of approximately $0.2 million related to the reconciliation of the 2007 tax provision to the 2007 U.S. federal tax return and a $0.5 million tax benefit related to the realization of a previously uncertain tax position.
General business and economic conditions have deteriorated globally and there is currently no indication of any imminent relief. While we have not yet seen any specific significant impact to our contract signings, revenue or other results of operations, a continued weakened global economy could have an impact on future results of operations.

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Net revenues:
Licenses	2.7%	2.6%	2.9%	2.3%
Services	68.6%	73.3%	68.7%	75.2%
Site support	28.7%	24.1%	28.4%	22.5%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Costs of revenues:
Cost of licenses	0.3%	0.5%	0.3%	0.6%
Cost of services	31.6%	29.3%	31.0%	30.0%
Cost of site support	20.1%	13.9%	18.8%	14.1%

Total costs of revenues	52.0%	43.7%	50.1%	44.7%

Gross margin	48.0%	56.3%	49.9%	55.3%

Operating expenses:
Selling and marketing	10.4%	9.2%	11.6%	10.0%
General and administrative	10.5%	12.5%	12.7%	13.3%
Research and development	4.7%	3.5%	4.5%	3.1%

Total operating expenses	25.6%	25.2%	28.8%	26.4%

Operating income	22.4%	31.1%	21.1%	28.9%
Other income, net	2.4%	0.7%	2.4%	0.9%

Income before income taxes	24.8%	31.8%	23.5%	29.8%
Income tax provision	9.3%	11.4%	9.0%	11.0%

Net income	15.5%	20.4%	14.5%	18.8%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2008.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Three Months Ended September 30,
	2007	2008	Increase (Decrease)
Licenses:
Net revenues	$651	$891	$240	36.9%
Costs of revenues	70	179	109	155.7%

Gross margin	$581	$712	$131	22.5%

Services:
Cardiac Safety
Net revenues	$14,927	$23,282	$8,355	56.0%
Costs of revenues	6,918	9,267	2,349	34.0%

Gross margin	$8,009	$14,015	$6,006	75.0%

Technology consulting and training
Net revenues	$676	$775	$99	14.6%
Costs of revenues	446	460	14	3.1%

Gross margin	$230	$315	$85	37.0%

Software maintenance
Net revenues	$850	$800	$(50)	(5.9%)
Costs of revenues	203	224	21	10.3%

Gross margin	$647	$576	$(71)	(11.0%)

Total services
Net revenues	$16,453	$24,857	$8,404	51.1%
Costs of revenues	7,567	9,951	2,384	31.5%

Gross margin	$8,886	$14,906	$6,020	67.7%

Site support:
Net revenues	$6,867	$8,182	$1,315	19.1%
Costs of revenues	4,831	4,698	(133)	(2.8%)

Gross margin	$2,036	$3,484	$1,448	71.1%

Total
Net revenues	$23,971	$33,930	$9,959	41.5%
Costs of revenues	12,468	14,828	2,360	18.9%

Gross margin	11,503	19,102	7,599	66.1%

Operating expenses:
Selling and marketing	2,487	3,126	639	25.7%
General and administrative	2,527	4,254	1,727	68.3%
Research and development	1,128	1,173	45	4.0%

Total operating expenses	6,142	8,553	2,411	39.3%

Operating income	5,361	10,549	5,188	96.8%
Other income, net	584	251	(333)	(57.0%)

Income before income taxes	5,945	10,800	4,855	81.7%
Income tax provision	2,239	3,870	1,631	72.8%

Net income	$3,706	$6,930	$3,224	87.0%

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended September 30,
	2007	2008	Increase (Decrease)
Cost of licenses	10.8%	20.1%	9.3%
Cost of services:
Cardiac Safety	46.3%	39.8%	(6.5%)
Technology consulting and training	66.0%	59.4%	(6.6%)
Software maintenance	23.9%	28.0%	4.1%
Total cost of services	46.0%	40.0%	(6.0%)
Cost of site support	70.4%	57.4%	(13.0%)
Total costs of revenues	52.0%	43.7%	(8.3%)

Operating expenses:
Selling and marketing	10.4%	9.2%	(1.2%)
General and administrative	10.5%	12.5%	2.0%
Research and development	4.7%	3.5%	(1.2%)
License revenues increased due to the sale of several small perpetual licenses in the three months ended September 30, 2008 as compared to one small sale in the same period in 2007.
The increase in Cardiac Safety services revenues was primarily due to additional transactions performed in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 and due to $1.4 million of revenue recognized in the third quarter of 2008 resulting from including the operating results of CCSS. There was also an increase in average revenue per transaction that was largely due to slightly higher prices. Additionally, project management fees increased $0.7 million, consistent with the increased Cardiac Safety activity.
Technology consulting and training revenues increased due to an increase in reporting configuration revenue related to cardiac safety clients of $0.2 million as well as $0.1 million of EXPeRT® ePRO™ revenue that did not exist in the third quarter of 2007, partially offset by a $0.2 decrease in consulting on EXPeRT® eClinical™ products.
Site support revenues increased primarily due to a $1.2 million increase in rental revenue from cardiac safety equipment due to additional units rented, but at a lower average price, and a $0.4 million one-time billing on units rented in prior periods, $0.5 million of revenue recognized in the third quarter of 2008 resulting from including the operating results of CCSS and a $0.2 million increase in revenue from supplies. These increases were partially offset by a $0.5 million decrease in equipment sales in the third quarter of 2008 as compared to the third quarter of 2007.
The increase in the cost of licenses, both in absolute terms and as a percentage of license revenues, related to the amortization of the EXPeRT® ePRO™ license, which we began amortizing in December 2007.
The increase in the cost of Cardiac Safety services was primarily due to $1.4 million of costs recognized in the third quarter of 2008 resulting from including the operating results of CCSS, a $0.9 million increase in labor costs related to additional staff and market adjustments to salaries and a $0.2 million increase in telecommunication expense. Partially offsetting the increase was a $0.2 million decrease in depreciation. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
The decrease in the cost of site support, both in absolute terms and as a percentage of site support revenues, was primarily due to a $0.5 million decrease in depreciation expense as older, more expensive ECG equipment has become fully depreciated and a $0.2 million decrease in the cost of equipment sold. These decreases were partially offset by $0.3 million of costs recognized in the third quarter of 2008 resulting from including the operating results of CCSS, as well as smaller increases in freight, supplies and other expenses.

The increase in selling and marketing expenses was due primarily to a $0.2 million of additional labor costs in the third quarter of 2008 as compared to the third quarter of 2007 as a result of additional headcount and market adjustments to salaries and an increase of $0.2 million of commissions. In 2007, we implemented a commission plan under which payments are based upon a percentage of revenue earned and bookings. Payments under the commission plan have increased and will continue to increase as increased signings convert into revenue. Additionally, there were smaller increases in a number of areas including consultant costs related to rebranding efforts. The decrease in selling and marketing expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.
The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenue, was due to a number of items including $0.4 million of costs recognized in the third quarter of 2008 resulting from including the operating results of CCSS, $0.2 million of accruals for stay pay incentives related to CCSS employees, and a $0.2 million increase in labor costs related to additional staff and certain salary increases. A number of smaller increases make up the remaining variance including bonus expense, insurance, consultants, stock option compensation expense and professional fees.
Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments and foreign exchange gains, offset by interest expense related to capital lease obligations. Other income, net decreased primarily due to lower average cash balances in the third quarter of 2008 as compared to the third quarter of 2007, as a result of our use of cash in November 2007 for the CCSS acquisition, as well as significantly lower average interest rates.
Our effective tax rate for the three months ended September 30, 2008 was 35.8% compared to 37.7% for the three months ended September 30, 2007. We expect our effective tax rate for the fourth quarter of 2008 to be approximately 40.0%. The effective tax rate for the three months ended September 30, 2008 included a tax benefit of approximately $0.2 million related to the reconciliation of the 2007 tax provision to the 2007 U.S. federal tax return and a $0.5 million tax benefit related to the reversal of a tax accrual for a previously uncertain tax position. The effective tax rate for the three months ended September 30, 2007 included a tax benefit of approximately $0.1 million related to the reconciliation of the 2006 tax provision to the 2006 U.S. federal tax return. The effective tax rate for the three months ended September 30, 2007 also included a benefit from tax-free interest income which declined significantly in the three months ended September 30, 2008.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2008.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Nine Months Ended September 30,
	2007	2008	Increase (Decrease)
Licenses:
Net revenues	$2,013	$2,386	$373	18.5%
Costs of revenues	199	549	350	175.9%

Gross margin	$1,814	$1,837	$23	1.3%

Services:
Cardiac Safety
Net revenues	$43,376	$72,861	$29,485	68.0%
Costs of revenues	19,699	28,921	9,222	46.8%

Gross margin	$23,677	$43,940	$20,263	85.6%

Technology consulting and training
Net revenues	$1,999	$2,275	$276	13.8%
Costs of revenues	1,268	1,364	96	7.6%

Gross margin	$731	$911	$180	24.6%

Software maintenance
Net revenues	$2,607	$2,374	$(233)	(8.9%)
Costs of revenues	623	663	40	6.4%

Gross margin	$1,984	$1,711	$(273)	(13.8%)

Total services
Net revenues	$47,982	$77,510	$29,528	61.5%
Costs of revenues	21,590	30,948	9,358	43.3%

Gross margin	$26,392	$46,562	$20,170	76.4%

Site support:
Net revenues	$19,794	$23,179	$3,385	17.1%
Costs of revenues	13,143	14,565	1,422	10.8%

Gross margin	$6,651	$8,614	$1,963	29.5%

Total
Net revenues	$69,789	$103,075	$33,286	47.7%
Costs of revenues	34,932	46,062	11,130	31.9%

Gross margin	34,857	57,013	22,156	63.6%

Operating expenses:
Selling and marketing	8,079	10,259	2,180	27.0%
General and administrative	8,915	13,728	4,813	54.0%
Research and development	3,155	3,223	68	2.2%

Total operating expenses	20,149	27,210	7,061	35.0%

Operating income	14,708	29,803	15,095	102.6%
Other income, net	1,703	922	(781)	(45.9%)

Income before income taxes	16,411	30,725	14,314	87.2%
Income tax provision	6,318	11,389	5,071	80.3%

Net income	$10,093	$19,336	$9,243	91.6%

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Nine Months Ended September 30,
	2007	2008	Increase (Decrease)
Cost of licenses	9.9%	23.0%	13.1%
Cost of services:
Cardiac Safety	45.4%	39.7%	(5.7%)
Technology consulting and training	63.4%	60.0%	(3.4%)
Software maintenance	23.9%	27.9%	4.0%
Total cost of services	45.0%	39.9%	(5.1%)
Cost of site support	66.4%	62.8%	(3.6%)
Total costs of revenues	50.1%	44.7%	(5.4%)

Operating expenses:
Selling and marketing	11.6%	10.0%	(1.6%)
General and administrative	12.7%	13.3%	0.6%
Research and development	4.5%	3.1%	(1.4%)
License revenues increased due to the sale of several small perpetual licenses in the nine months ended September 30, 2008 as compared to one small sale in the same period in 2007, $0.2 million of ePRO subscription revenue that is new in 2008 and a small increase in subscription revenue related to cardiac safety customers.
The increase in Cardiac Safety services revenues was primarily due to $6.5 million of revenue recognized in the nine months of 2008 resulting from including the operating results of CCSS and to additional transactions performed in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. There was also an increase in average revenue per transaction that was largely due to slightly higher prices. Project management fees increased $2.2 million, consistent with the increased Cardiac Safety activity. Cardiac Safety services revenue in the nine months ended September 30, 2008 included $2.1 million of cardiac safety consulting services revenue as compared to $1.2 million in the first nine months of 2007. Beginning in January 2007, we entered into an arrangement with a company owned by our chairman, Dr. Morganroth, whereby we pay Dr. Morganroth’s company a percentage of the net amounts billed to certain of our customers for performing a portion of the consulting services provided on our behalf to those customers. That percentage ranged between 80% to 90% in 2007 and is a flat 80% in 2008. Fees incurred under this consulting arrangement approximated $1.1 million and $0.8 million in the nine months ended September 30, 2008 and 2007, respectively.
Technology consulting and training revenues increased due to an increase in reporting configuration revenue related to cardiac safety clients of $0.6 million as well as $0.2 million of EXPeRT® ePRO™ revenue that did not exist in the third quarter of 2007, partially offset by a $0.5 decrease in consulting on EXPeRT® eClinical™ products.
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
Site support revenues increased primarily due to $1.6 million of revenue recognized in the first nine months of 2008 resulting from including the operating results of CCSS, a $1.0 million increase in rental revenue from cardiac safety equipment due to additional units rented, but at a lower average price, and a $0.4 million one-time billing in the third quarter of 2008 on units rented in prior periods, an increase in freight revenue of $0.8 million related to additional units rented and improvements in identifying recoverable freight costs and a $0.3 million increase in supplies revenue. These increases were partially offset by a decrease in equipment sales of $0.4 million.
The increase in the cost of licenses, both in absolute terms and as a percentage of license revenues, related primarily to the amortization of the EXPeRT® ePRO™ license, which we began amortizing in December 2007.

The increase in the cost of Cardiac Safety services was primarily due to $6.1 million of costs recognized in the first nine months of 2008 resulting from including the operating results of CCSS, a $2.0 million increase in labor costs related to additional staff and market adjustments to salaries, $0.7 million in consulting costs related to cardiac safety consulting revenue discussed above, a $0.7 million increase in bonus expense and a $0.5 million increase in telecommunication connectivity expenses. Partially offsetting the increase was a $0.6 million decrease in depreciation. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
The increase in the cost of site support was primarily due to $1.1 million of costs recognized in the first nine months of 2008 resulting from including the operating results of CCSS, a $1.0 million increase in freight associated with additional shipments of equipment, $0.4 million increase in the cost of supplies and a $0.2 million increase in labor. Partially offsetting this increase was a $1.0 million decrease in depreciation expense as older, more expensive ECG equipment has become fully depreciated and a $0.3 million decrease in the cost of equipment sold. The decrease in the cost of site support as a percentage of site support revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
The increase in selling and marketing expenses was due primarily to an increase of $0.8 million of commissions. In 2007, we implemented a commission plan under which payments are based upon a percentage of revenue earned and bookings. Payments under the commission plan have increased and will continue to increase as increased signings convert into revenue. Additionally, labor costs increased $0.7 million related to additional staff and market adjustments to salaries, consultant costs increased $0.3 million related to rebranding efforts and there were $0.2 million of costs recognized in the first nine months of 2008 resulting from including the operating results of CCSS. The decrease in selling and marketing expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.
The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $2.8 million of costs recognized in the first nine months of 2008 resulting from the November 2007 acquisition of CCSS, including a provision of $1.0 million for stay pay incentives, and to a $0.7 million increase in labor related to additional staff and certain salary increases and a $0.6 million increase in bonus expense. Stock option compensation expense, the cost of consultants and recruiting costs each increased $0.2 million. A number of smaller increases make up the remaining variance including insurance, travel and entertainment and non-income taxes. General and administrative costs resulting from the acquisition of CCSS will decrease significantly in the fourth quarter of 2008 and beyond and will consist primarily of depreciation and amortization.
Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments and foreign exchange gains, offset by interest expense related to capital lease obligations. Other income, net decreased primarily due to lower average cash balances in the third quarter of 2008 as compared to the third quarter of 2007, as a result of our use of cash in November 2007 for the CCSS acquisition, as well as significantly lower average interest rates.
Our effective tax rate was 37.1% and 38.5% for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rate for the nine months ended September 30, 2008 included a special benefit of $0.3 million related to our determination that a portion of our UK subsidiary’s current undistributed net earnings, as well as the future net earnings, will be permanently reinvested, a tax benefit of approximately $0.2 million related to the reconciliation of the 2007 tax provision to the 2007 U.S. federal tax return and a $0.5 million tax benefit related to the reversal of a tax accrual for a previously uncertain tax position. The effective tax rate for the nine months ended September 30, 2007 included a tax benefit of approximately $0.1 million related to the reconciliation of the 2006 tax provision to the 2006 U.S. federal tax return. The effective tax rate for the nine months ended September 30, 2007 also included a benefit from tax-free interest income which declined significantly in the nine months ended September 30, 2008.
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
Liquidity and Capital Resources
At September 30, 2008, we had $62.3 million of cash and cash equivalents. We had historically placed our investments in municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates and maturities of less than one year, and A1P1 rated commercial bonds and paper. Due to the current financial market conditions, we have invested primarily in liquid money market funds. We will continue to monitor conditions and look for prudent investment opportunities.

For the nine months ended September 30, 2008, our operations provided cash of $26.8 million compared to $22.7 million during the nine months ended September 30, 2007. The change was primarily the result of an increase of $9.2 million in net income and a $1.5 million increase in depreciation and amortization expense for assets associated with the CCSS acquisition in November 2007. Partially offsetting these positive impacts on cash flow was an increase in accounts receivable in the nine months ended September 30, 2008 of $6.6 million as compared to $3.8 million in the nine months ended September 30, 2007 related to our increased revenue. An additional offset resulted from an increase in prepaid expenses and other that was $1.0 million higher in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Changes in income taxes, including deferred income taxes, are due to the timing and size of income tax payments and provision.
For the nine months ended September 30, 2008, our investing activities used cash of $3.2 million as compared to $11.6 million during the nine months ended September 30, 2007. $5.0 million was incurred in the first nine months of 2008 for contingent payments and transaction costs related to the CCSS acquisition for which there were no corresponding amounts in the first nine months of 2007. Net proceeds from the sales of investments increased cash by $8.7 million in the nine months ended September 30, 2008 while net purchases of investments used cash of $1.5 million during the nine months ended September 30, 2007.
During the nine months ended September 30, 2008 and 2007, we purchased $7.0 million and $10.1 million, respectively, of property and equipment. Included in property and equipment is internal use software associated with the development of a data and communications management services software product (EXPeRT®) used in connection with our centralized core cardiac safety ECG services. We capitalize certain internal use software costs in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software for Internal Use.” The amortization is charged to the cost of Cardiac Safety services beginning at the time the software is ready for its intended use. A total of $10.6 million of initial development costs were incurred and capitalized for EXPeRT® for the basic functionality required for this product and were placed into production in January 2007. These costs are being amortized over the estimated useful life of 5 years which results in monthly amortization of approximately $0.2 million. Additional development costs of EXPeRT® of $2.5 million have been incurred and capitalized through September 30, 2008 to develop new functionalities and enhancements while $0.3 million have been incurred for other internal-use software projects. We expect to continue the development of these enhancements through the end of 2008 when we anticipate placing them into production with amortization commencing thereafter.
In the second quarter of 2007, we announced that we were launching a new line of business focused on electronic patient reported outcomes (EXPeRT® ePRO™) and entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 IVR clinical assessments offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of September 30, 2008, we paid HTS $1.5 million for the license and a $0.25 million advanced payment against future royalties. The total cost of the purchase and initial development costs to get EXPeRT® ePRO™ ready for its intended use totaled $1.8 million and are being amortized over five years. We will pay royalties to HTS based on the level of revenues we receive from the assessments and the IVR system. An additional $0.75 million of royalty payments are guaranteed, and will be made in two equal payments in November 2008 and May 2009. Any royalties earned by HTS will be applied against these payments. After these two payments are made, all future payments we make to HTS will be royalty payments based solely on revenues we receive from EXPeRT® ePRO™ sales.
Other less significant internal use software have been developed and capitalized and will continue to be developed in the future in accordance with management’s assessment of our needs.
For the nine months ended September 30, 2008, our financing activities provided cash of $1.3 million compared to $0.3 million for the nine months ended September 30, 2007. The improvement in cash flow in 2008 as compared to 2007 was largely the result of lower repayments of capital lease obligations as leases expire and are not replaced.
We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million which we renewed in the second quarter of 2008. To date, we have not borrowed any amounts under our line of credit. As of September 30, 2008, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million.
On July 14, 2008, we entered into a lease with NNN 1818 Market Street, LLC and several of its affiliates for new office space at 1818 Market Street, Philadelphia, Pennsylvania. We anticipate that the lease will commence in November 2008, though the lease includes provisions for rental adjustments and reimbursements if the leased premises are not ready for occupancy by December 1, 2008. The lease for our current offices in Philadelphia will expire on December 31, 2008.

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
We paid a security deposit of $0.2 million in cash upon execution of the lease to secure our obligations under the lease, of which 50% will be returned to us three years after commencement of the lease provided that we are not in default under the lease. We also anticipate incurring approximately $3.5 million in tenant improvements in addition to the allowance the landlord has agreed to provide.
We have commitments to purchase approximately $4.2 million of private label cardiac safety equipment from a manufacturer with $2.3 million committed over a twelve-month period ending in November 2008 and $1.9 million committed over a twelve-month period ending in December 2008. We expect to purchase this cardiac safety equipment in the normal course of business and thus this commitment does not represent a significant commitment above our expected purchases of ECG equipment during those periods. As of September 30, 2008, approximately $3.3 million of equipment was purchased under the commitments; accordingly the balance of such commitments as of September 30, 2008 was $0.9 million.
We expect that existing cash and cash equivalents, cash flows from operations and available borrowings under our line of credit will be sufficient to meet our foreseeable cash needs for at least the next year. However, there may be acquisition and other growth opportunities that require additional external financing and we may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that any such acquisitions will occur or that such financing will be available or available on terms acceptable to us.
Our board of directors authorized a stock buy-back program of 12.5 million shares, of which 8.3 million shares remain to be purchased as of September 30, 2008. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and investments and could also require us to seek additional external financing. No shares were purchased during 2007 or the nine months ended September 30, 2008.
On November 28, 2007, we completed the acquisition of CCSS. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We have additionally incurred approximately $1.1 million in transaction costs. We may also pay contingent consideration of up to approximately $14 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through 2010. Through September 30, 2008, Covance earned $5.1 million of this contingent amount, of which $3.0 million was recognized in 2007, $0.3 million in the three months ended September 30, 2008 and $2.1 million in the nine months ended September 30, 2008. At September 30, 2008, approximately $0.7 million of the contingent amount earned remained to be paid to Covance, which we recorded in accounts payable. These contingent payments increased goodwill by $5.1 million. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety services for a ten-year period, subject to certain exceptions, and we agreed to pay referral fees on certain revenues. We fully integrated the operations of CCSS into our existing operations in the third quarter of 2008. We did so by merging CCSS’s Reno, Nevada based operations into our existing operations and closed the operations in Reno. Costs identified at the date of the acquisition as part of this closing were estimated to be $1.2 million for severance and $0.9 million for lease costs. In accordance with Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these amounts have been recognized as a liability as of the date of the acquisition and included in the cost of the acquisition. Other costs such as stay pay incentive arrangements and other related period costs associated with the closing of the Reno location were expensed in the period when such costs were incurred. The stay pay incentive arrangements of $1.2 million were recognized as expense over the required service period of the employees. The expense recognized for the stay pay incentive for the three and nine months ended September 30, 2008 was $0.2 million and $1.0 million, respectively.

The long-term portion of other liabilities is comprised of the present value of estimated lease costs for the Reno location for the period where it will not be used for operations and deferred rent for the Reno location.
Inflation
We believe the effects of inflation and changing prices generally do not have a material effect on our consolidated results of operations or financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary financial market risks include fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the nine months ended September 30, 2008 would have decreased by approximately $0.4 million. This estimate assumes that the decrease occurred on the first day of 2008 and reduced the yield of each investment by 100 basis points. The impact on interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the nine months ended September 30, 2008 by approximately $0.6 million.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company (including our consolidated subsidiaries) in the reports we file with or submit to the Securities and Exchange Commission is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 6. Exhibits
10.20	1818 Market Street Office Lease between the Company and NNN 1818 Market Street, LLC and Affiliates.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc. (Registrant)
Date: November 7, 2008	By:
Michael J. McKelvey
President and Chief Executive Officer, (Principal executive officer)

Date: November 7, 2008	By:
Keith D. Schneck
Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.20	1818 Market Street Office Lease between the Company and NNN 1818 Market Street, LLC and Affiliates.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.