Form 10-K
period 2008-12-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2009-03-02
CIK 1026650

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2008

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 0-29100

eResearchTechnology, Inc.

(Exact name of issuer as specified in its charter)

Delaware	22-3264604
(State of Incorporation)	(I.R.S. Employer Identification No.)

1818 Market Street Philadelphia, PA	19103
(Address of Principal Executive Offices)	(Zip Code)

(215) 972-0420
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $847,244,147 based on the closing sale price as reported on the Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2009

Common Stock, $.01 par value per share	51,285,890 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A.

PART I

ITEM 1.	BUSINESS

General

eResearchTechnology, Inc. (ERTtm), a Delaware corporation, was founded in 1977 to provide Cardiac Safety solutions to evaluate the safety of new drugs. ERT and its consolidated subsidiaries collectively are referred to as the “Company” or “we.” We provide technology and service solutions that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic solutions (Cardiac Safety solutions) and a provider of technology solutions that streamline the clinical trials process by enabling our clients to evolve from traditional, paper-based methods to electronic processing using our EDC and electronic patient reported outcomes (ERT ePROtm) solutions.

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. We offer Cardiac Safety solutions, which are utilized by pharmaceutical companies, biotechnology companies, medical device companies, clinical trial sponsors and clinical research organizations (CROs) during the conduct of clinical trials. Our Cardiac Safety solutions include the collection, interpretation and distribution of electrocardiographic (ECG) data and images and are performed during clinical trials in all phases of the clinical research process. The ECG provides an electronic map of the heart’s rhythm and structure, and typically is performed in most clinical trials. Our Cardiac Safety solutions permit assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Specific trials, such as Thorough QTc studies, focus on the cardiac safety profile of a compound. Thorough QTc studies are comprehensive studies that typically are of large volume and short duration and are recommended by the United States Food and Drug Administration (FDA) under guidance issued in 2005 by the International Committee on Harmonization (ICH E14). We also offer site support, which includes the rental and sale of cardiac safety equipment along with related supplies and logistics management. Additionally, under our EDC solutions, we offer the licensing and, at the client’s option, hosting of our proprietary software products and the provision of maintenance and consulting services in support of these products. We also offer ePRO solutions along with proprietary clinical assessments.

Cardiac Safety Market in Clinical Trials

Diagnostic tests are employed in clinical trials to measure the effect of the drug on certain body organs and systems in order to determine the product’s safety. Cardiac safety testing is a critical component of diagnostic testing. The collection of cardiac safety data (primarily ECGs) can be performed using a decentralized collection method or in a centralized cardiac safety laboratory environment which ERT and other centralized cardiac safety laboratories provide.

Decentralized ECG collection is performed at investigative sites using local ECG equipment with ECGs read by local cardiologists using a paper ECG output. Different ECG machines may be utilized at the various trial sites which may create variability in the algorithms used to measure the ECG. Variability may result in the inability to identify cardiac safety signals. The use of paper based ECGs also limits the degree of detail analysis of the ECG versus a digital representation of the ECG. Further, the use of multiple physicians, many of whom may not be cardiologists, to interpret the ECGs at individual sites may also create variability.

Under centralized ECG collection, most of the work that would otherwise be done at the site level is performed by centralized cardiac safety laboratories. ECGs are administered at the local site using a standard set of protocols and homogenous equipment. The digital ECG data is then transmitted to the centralized cardiac safety laboratory where it is subject to a standardized set of operational processes.

We estimate that centralized ECG collection is used in about one third of ECGs collected in clinical trials, and this use is growing due to the benefits over paper based decentralized collection. The primary benefit is the creation of a higher quality of data, in part because resolution of digital data is greater than that of paper based ECGs but also due to the standardization of cardiologist review and the use of a common operational framework, independent third party evaluation and repeatable project management and work flow processes. We also believe use of centralized cardiac safety laboratories is more efficient and provides the customer with an overall lower cost. We are participating in the development of a low-cost cardiac safety equipment solution to further incent clinical trial sponsors to transition from decentralized to centralized collection and analysis of ECGs.

The primary techniques used by core laboratories for interval duration measurements and morphology evaluations include a fully manual and a semi-automated methodology. The fully manual measurement, as performed by ERT, involves human analyzers (a cardiac safety specialist for interval duration measurements of the intervals and a cardiologist for quality control and interpretation) who perform on-screen measurements of the intervals, without the use of a computer algorithm to identify interval onsets and offsets. The advantage of this approach is that the readers are not biased or influenced by the computer algorithm. The semi-automated methodology (also called manual adjudication), as performed by ERT, utilizes a computer algorithm to generate the initial on-screen placement of electronic calipers at the beginning and end of each interval requiring measurement, such as the QT interval. This is followed by the review of the caliper placement and manual adjustments, as necessary, which are performed by human analyzers (a cardiac safety specialist and an over-read by a cardiologist, who also performs the interpretation). The advantage of this approach is less measurement variability and the ability to correct automated measurements that are believed to be inaccurate by the analyzers. We provide both the fully manual and semi-automated reading methodology to our customers. Over the past several years we have experienced an increase in the use of semi-automatic reading as compared to fully manual reading of ECGs.

Certain providers of cardiac safety services have been developing software algorithms which enable fully automated reads. Fully automated readings rely entirely on computer algorithms generated by the ECG machine to measure the QT interval and eliminate the cardiac safety specialist and cardiologist review of the underlying data. While the FDA potentially could accept fully automated ECG reads for submittal in the future, we have not been requested by our customers to conduct a study using a fully automated reading methodology which would be used for submission of data to the FDA. We consider the risk of taking the human oversight of a cardiac safety specialist or a cardiologist out of the reading process to be too high to offset the potential cost savings that could be experienced should a fully automated read be performed.

Operations

We conduct our operations through offices in the United States (U.S.) and the United Kingdom (UK). Our international net revenues represented approximately 21%, 23% and 21% of total net revenues for the years ended December 31, 2006, 2007 and 2008, respectively. The majority of our revenues are allocated based upon the profit split transfer pricing methodology, and revenues are generally allocated to the geographic segment where the work is performed. The profit split methodology equalizes gross margins for each legal entity based upon its respective direct costs.

Product and Service Offerings

Our revenues by product and service solution as a percentage of total revenues are as follows:

	Year Ended December 31,
	2006	2007	2008

Net revenues:
Licenses	3.5%	2.7%	2.4%
Services	64.0	70.5	74.6
Site support	32.5	26.8	23.0

Total net revenues	100.0	100.0	100.0

Our license revenues consist of license fees for perpetual license sales and monthly and annual term license sales for our software products offered under our EDC solutions and ePROtm solutions. Our services revenues consist of our services offered under our Cardiac Safety solutions, technology consulting and training services and software maintenance services. The technology consulting and training services and software maintenance services are related to our EDC and ePROtm solutions. Our site support revenue consists of cardiac safety equipment rentals and sales along with related supplies and logistics management.

Product and Service Solutions	Description

Cardiac Safety	ERT provides a highly scalable set of Cardiac Safety solutions centered on our regulatory compliant (Title 21 CFR, Part 11) EXPERT® Technology Platform. EXPERT® provides for workflow enabled cardiac safety data collection, interpretation and distribution of ECG data and images. EXPERT® also enables analysis and cardiologist interpretation of ECGs performed on research subjects in connection with our clients’ clinical trials.

EXPERT® is designed specifically to address global regulatory guidance and technical standards for digital ECG processing to include digital collection, waveform measurements and annotations, review and output to the regulatory standard file format. EXPERT® includes the ability for ECGs to be viewed as side-by- side ECG images for comparison, supplemented by the ability to review prior patient ECG tracings.

EXPERT® further enhances our ECG solutions by permitting cardiologists, with training in our ECG interpretation guidelines and proper security access, to perform telecardiology, which is the ability to access and evaluate ECGs electronically in remote locations. Our EXPERT® solution supports a wide variety of workflows and rules that in turn provides us the flexibility to accommodate the unique needs of individual sponsors and studies.

We provide the following centralized ECG testing services as part of our Cardiac Safety solutions:

•   Digital ECG Services. Allows the investigator to transmit, via modem, 12-lead ECG data directly to us for interpretation and rapid return of results to the investigator and the sponsor. ECGs are measured using a manual method or a semi-automatic method. Under the manual method, ECGs are measured by our cardiac safety specialists utilizing an on screen, high-resolution caliper placement system, and are then interpreted by a cardiologist. Under the semi-automatic method, ECGs are measured by a cardiac safety specialist and cardiologist adjudication of software algorithm placed measurements where appropriate and as desired by our clients.

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

•   FDA XML ECG Services. This service provides our clients with electronic versions of each ECG processed by EXPERT®. The ECGs processed by EXPERT® are rendered in a format compliant with the FDA’s XML standard for digital ECGs.

•   MyStudy Portal/EXPERT® Direct. This is a hosted solution, which delivers near real time cardiac safety feedback at the program, trial, center and patient level, along with related metrics, such as trial enrollment, as well as the ability to organize and publish a variety of study-specific information and the ability to link data points in reports directly to digital ECG waveforms.

•   Cardiac Safety Equipment. We provide ECG equipment to clients to perform the ECG and Holter recordings and give them the means to send such recordings to ERT. The service comprises equipment rental and sales, along with related supplies and logistics management.

Cardiac Safety Consulting	The centralization of electrocardiograms in clinical research has become increasingly important to organizations involved in the development of new drugs. Global regulators each apply their own slightly different interpretation of the ICH E14 guidelines and, as a result, sponsors look to their vendors to provide key scientific input into the overall process. Our cardiac safety consulting service aids sponsors in the development of protocol synopses, the creation and analysis of statistical plans as well as the provision of an expert medical report with regard to the cardiac findings. We are involved in all phases of clinical development from a consultancy point of view. We offer this service both as a stand-alone service and integrated with our full suite of Cardiac Safety solutions.

EDC	The process of designing, implementing and managing a clinical trial requires a well defined process and set of supporting products to effectively handle the variety of tasks and information comprising a clinical trial. We provide a suite of products to address the capture, management and dissemination of clinical trial data. Our integrated suite is comprised of the following:

•   Portal — is an easy to use portal application enabling clinical trial researchers and staff to gain real-time access to study dashboards, progress reports, folders and forums enabling efficient management and communication of study progress. Portal also includes a web-based training environment, eHealth Educationtm , which enables clinical research professionals to learn about technology developments, new products, clinical protocols, and other educational matters.

•   EDC Now! — uses the latest technology to provide a comprehensive electronic data capture (EDC) system which provides sponsors with the ability to roll out electronic studies in short time frames. This rapid time to start combined with a fixed price and scope approach helps sponsors realize the benefits of EDC without the risks normally associated with the typical EDC process.

• Data Management — is a clinical data management application for collecting, cleaning and managing clinical trial data.

• Adverse Event Reporting — is an adverse event management system enabling the generation of key regulatory reports, including CIOMS and Medwatch.

•   Trial Management — is a clinical trial management technology that can be used to set up clinical trials, establish standards, track study activities, plan resources, distribute supplies, manage the financial aspects of a trial and electronically view clinical trial data.

Our EDC solution is available for license over a renewable term (subscription license) in addition to a traditional perpetual license with annual maintenance. Our EDC offerings may be hosted by us or one of our third-party hosting partners, or they may be installed on our client’s computing infrastructure.

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

• Data Collection — Our ePRO solution is an IVR system that allows subjects in a clinical trial to call into the system via a telephone and enter their reported data directly into the system.

•   Data Management — Once the data has been entered into the ePRO system there are a number of data management functions that can be performed depending on the requirements of the sponsor. This includes sending call reports to the sites, sending call reports to the sponsor, alerting the sites if data is outside specifically set boundaries, web access to the data by the sponsor, and cleaning of data per the specs provided by the sponsor.

•   Data Delivery — At the conclusion of the study, the data is compiled and then delivered according to the sponsor requirements. This can include SAS exports, ASCII exports, electronic file transfers and data delivery on digital media.

Project Assurance	We provide a full spectrum of consulting services for all of our products that augment the study management and implementation efforts of clients in support of their clinical research requirements. The methodology provides a consistent framework through which we can effectively manage the delivery of all product and service solutions and provide the standards, guidelines and services that allow us to effectively anticipate our clients’ needs and assure proactive communication and implementation in order to meet and exceed our clients’ goals. The services include study initiation, project management, education, site qualification, configuration, technology and regulatory review, research dashboards and electronic reporting, data management, uniform standards and standard operating procedures, and migration services. In addition, we provide on-site research and technology advisory services, support services including online and help desk support, and software maintenance.

Research and Development

Overview

As of December 31, 2008, we had 41 employees engaged in research and development across all our product areas. The central approach of our research and development team is to foster a close relationship with our customers and internal users to ensure we continue to deliver industry leading capabilities across all product lines. Our proprietary and patented technology is designed to materially enhance the abilities of our customers and internal users to efficiently and securely capture and process clinical data, to ensure regulatory compliance and to offer scalability to support the largest of clinical studies in a timely manner.

Technology

Our product applications use underlying industry standard technologies including Java for application layer development and Oracle 10g for database services. Our system development lifecycle process features best practices in the areas of requirements capture, software design and development. Our philosophy of using industry-standard tools allows us to focus our attention on the features and functions delivered through the client interface and the application layer in order to meet our clients’ strategic business requirements.

2008 Product Initiatives

During 2008, we delivered and launched major product initiatives across each product line as follows:

During 2008, we extended our EXPERT® Technology Platform to enable the migration of studies being performed by Covance Cardiac Safety Services, Inc. (CCSS), the centralized ECG business of Covance, Inc. (Covance) that we acquired in November 2007. This effort provided for the import of previously processed ECGs, support for the CCSS MTX-2 ECG machine and incorporation of CCSS’ longest QT algorithm. We launched the EXPERT® version 2.0 Technology Platform in January 2007 to drive our global cardiac safety operations. The system continues to meet and exceed our expectations attesting to the quality of the development process. The system is configured to enable scalability to meet our current and future capacity needs and performance levels to ensure we meet contracted turn-around-times. A backup data center is also configured for quick start-up should any issue arise with the primary data center facility. EXPERT® provides a patented and comprehensive set of enhancements that extend our flexibility to meet customer-unique demands, enhance our operational efficiencies and increase our global scalability. To further embrace customer requests, EXPERT® provides such features as on-demand reporting, protocol-unique clinical alerts and auto-assignment of cardiologists to subjects. Operational efficiency is enhanced by the use of standardized protocol templates, protocol versioning, new management and workflow features, and enhanced query automation.

EXPERT® Direct, now being renamed to MyStudy Portal, is our latest generation of portal technology providing our cardiac safety customers with an easy to use portal for dashboards, reports and viewing of individual ECG waveforms and annotations. The portal also features functionalities for self-service administration. During 2008, we added electronic business features that enable clinical sites to acquire reports, order supplies, complete site qualifications forms and receive and respond to queries on a self-service basis. During 2009, we expect to complete quality and user acceptance testing of this new capability and enter production.

Our EDC solutions feature a set of fully-integrated products spanning portal, data capture, data management, safety reporting and trial management functionalities and services. We designed this suite of products for installation at customer sites or hosting by ERT at our secure data center. During 2008, we developed support for CDISC standards along with a new Ad Hoc Query Reporting capability that gives end users a real time ability to assess their study data using their own criteria for queries.

We originally launched our ERT ePRO solution during 2007 featuring an IVR product and a set of electronic assessments. During 2008, we extended the product to provide for recruitment functionality, enabling potential subjects to complete an automated assessment over the telephone. Subjects meeting the clinical trial’s acceptance criteria are immediately informed of the result during the call and then provided the location of the nearest investigator site. We also incorporated additional monitoring and reporting to meet customer unique requirements.

Our Clients

We serve pharmaceutical, biotechnology, medical device companies and clinical trial sponsors as well as CROs. We have agreements that establish the overall contractual relationship between us and our clients with approximately 235 customers for active or upcoming projects. We provide our solutions to 41 of the 50 largest pharmaceutical companies globally and 10 of the top 10 largest pharmaceutical companies globally. In 2008, Novartis AG, at 23%, was the only client that accounted for 10% or more of our consolidated net revenues. Novartis accounted for 16% and 24% of our consolidated net revenues in 2006 and 2007, respectively.

Sales and Marketing

We market and sell product and service solutions primarily through our global direct sales, sales support and professional services organizations. As of December 31, 2008, our business development team consisted of 54 sales, marketing and consulting professionals worldwide, which included a direct sales force of 26 sales professionals located globally.

We focus our marketing efforts on educating our target market, generating new sales opportunities and increasing awareness of our solutions. We conduct a variety of marketing programs globally, including vendor days at clients’ offices, business seminars, trade shows, public relations, industry analyst programs and advisory councils.

Our sales cycle generally begins with proactive business development within our active customer base as well as outreach to new customers identified through prospecting and marketing efforts. The sales process may include our response to a request from a sponsor or CRO for a proposal to address a client-specific research requirement. We then engage at our expense in a series of meetings, consultations, workshops, implementation reviews, final proposals and contract negotiations prior to the time when the prospective client has any obligation to purchase our product or service solutions. During this process, we involve our sales, professional services and senior management personnel in a collaborative approach. Our sales cycle can vary from a few weeks to greater than one year, depending upon the scope of the clinical trial or program, the sponsor’s budgeting process, which of our product or service solutions are being sold, and the final agreed-upon solution required to support the clinical trial or program.

The acquisition of CCSS included a marketing agreement under which Covance is obligated to use us as its provider of centralized cardiac safety solutions, and to offer these solutions to Covance’s clients, on an exclusive basis, for a 10-year period, subject to certain exceptions.

We have experienced an increase in awards of new and expanded exclusive or near-exclusive long-term enterprise contracts with large pharmaceutical companies during the latter portion of fiscal 2008, including several with which we had very little business in the past. Partially as a result of these long-term commitments, we have started to invest in our sales and marketing functions and our internal IT infrastructure.

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

Competition

While there has been some consolidation in our industry, the market for our product and service solutions remains extremely fragmented, with hundreds of companies providing niche solutions to satisfy small parts of the clinical research process. Additionally, we were the first company to utilize specifically developed technology to address the digital regulatory initiative in providing ECG solutions.

The market for our solutions is intensely competitive, continuously evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition could result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors, including centralized cardiac safety laboratories and CROs, vary in size and in the scope and breadth of the product and service solutions offered.

We believe that the principal competitive factors affecting our market include:

•	client service;

•	a significant base of reference clients;

•	breadth and depth of solution, including the ability to accommodate both electronic forms and manual, paper-based research methods of data collection, management and analysis;

•	scientific expertise;

•	consulting capabilities;

•	product quality and performance;

•	core technology and product features;

•	ability to implement solutions;

•	capacity;

•	price;

•	financial and organizational stability; and

•	ability to adapt to changing regulatory guidance.

We believe that our solutions, particularly our Cardiac Safety solutions, currently compete favorably with respect to these factors, and we will continue to strive to maintain our competitive edge in the marketplace.

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

Because our product and service solutions assist the sponsor or CRO in conducting the trial and preparing the new drug, biologic or device application, we must comply with these requirements. We also must comply with similar regulatory requirements in foreign countries. These foreign regulations vary somewhat from country to country, but generally establish requirements similar to those of the FDA.

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

In November 2001, the FDA held a public meeting at which it proposed requiring sponsors of new drugs to submit ECG raw data in digital format and annotated digital ECG waveforms. Annotated waveforms include definition of measurement points that are used to create ECG analysis data. A subsequent meeting held in January 2003, which was supported by a preliminary concept paper issued in November 2002, further discussed the trial design, ECG acquisition, analysis and reporting for digital ECGs. Following a meeting in June 2004, the International Conference on Harmonization (ICH) released to the public in September 2004 the following guidelines at Step 3, S7B: Safety Pharmacology Studies for Assessing the Potential for Delayed Ventricular Repolarization (QT Interval Prolongation) by Human Pharmaceuticals and E14: The Clinical Evaluation of QT/QTc Interval Prolongation and Proarrhythmic Potential for Non-Antiarrhythmic Drugs (ICH E14). The objective of these guidelines is to recommend the design and timing of studies in the clinical development process and provide general recommendations on available non-clinical methodologies to assess the potential risk of QT interval prolongation of a pharmaceutical product. On May 12, 2005, the ICH ratified and recommended for implementation the cardiac safety monitoring guidance provided in ICH E14 (step 4). The guidance was implemented by the FDA in October 2005 and adopted by the European Union in November 2005. As of December 31, 2008, ICH E14 is pending ratification in Japan. The guidance confirms previous guidance reinforcing the need for routine cardiac safety testing as well as Thorough QTc testing for all compounds entering the blood stream commencing early in clinical development to provide maximum guidance for later trials, as well as testing for all compounds in Phase III prior to submission for approval.

We believe that we have designed our product and service solutions to be consistent with the recommendations of the relevant regulatory bodies as referred to above and to comply with applicable regulatory requirements.

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

Intellectual Property

Our solutions have been enhanced by significant investment in information technology. Our research and development organization is committed to achieving operating efficiencies through technological advances. We have developed certain computer software and technologically derived procedures, as well as created internal operational processes, which we seek to protect through a combination of contract law and trade secrets, including seeking patent protection in several jurisdictions. We believe that our technological capabilities and operational processes provide significant benefits to our clients.

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

Employees

At December 31, 2008, we had a total of 415 employees, with 326 employees (309 full-time, 17 part-time) at our locations in the United States and 89 employees (85 full-time, 4 part-time) at our location in the United Kingdom. We had 267 employees performing services directly for our clients, 41 employees in research and development, 54 employees in sales and marketing and 53 employees in general and administrative functions.

During 2008, we integrated the operations of CCSS with our operations and closed CCSS operations conducted in Reno, Nevada and affiliated operations in Crawley, West Sussex, United Kingdom. Approximately 25 of our new hires in 2008 were to compensate for the loss of the 108 CCSS employees who were terminated in connection with this integration.

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

We make decisions on operating expenses based on anticipated revenue trends and available resources. We also incur expenses educating and providing information to our client base, via consultations, without any obligation by our client to purchase our product and service solutions. Because many of our expenses are fixed and we are committed to making a significant investment in our organization and in marketing our product and service solutions, delays in recognizing revenues could cause our operating results to fluctuate from period to period. If we fail to generate the contract signings that we expect or the anticipated revenues from such signings, we may fail to meet financial guidance that we have provided, or may provide in the future, to the public. Failure to meet financial guidance could cause the market price of our common stock to decline and affect our ability to raise capital which could reduce our cash reserves and limit our capital spending.

If general economic conditions fail to improve or continue to deteriorate, our operations may be affected and/or we may be unable to secure future financing to make the necessary investments to grow our business.

General business and economic conditions have deteriorated globally and there is currently no indication of any imminent relief. During the fourth quarter of 2008, we experienced a significant increase in Phase III bookings, a decline in Thorough QTc bookings, and a delay in starts for Thorough QTc trials. Although we believe the fundamental drivers of our core business remain positive, a continued weakened global economy could have an impact on our future results of operations. There is no guarantee that the amounts in our backlog will ever convert to revenue. Should the current economic conditions continue or deteriorate further, the cancellation rates that we have historically experienced could increase.

While we believe our current financial condition is very strong and liquid, we have made in the past, and may make in the future, acquisitions or significant investments in other businesses. Future acquisitions or investments may reduce our readily available capital and require us to obtain additional financing. If we are unable to obtain any financing necessary to make investments in our technology and workforce, we may be unable to achieve the market growth that such investments were intended to generate.

If general economic conditions fail to improve or continue to deteriorate, potential clients may be unable to get the necessary financing to conduct business and existing clients may fail to make timely payments for services that we have performed, which could adversely affect our ability to increase overall revenues and our overall financial position.

Many of our existing and potential clients, and in particular, development stage pharmaceutical or biotechnology companies, depend on financing to conduct clinical trials and may be affected by poor economic conditions. If financing is unattainable or business is otherwise affected by a troubled economy, clinical trials may be delayed, which could affect our ability to sign new contracts and increase revenues. In addition, while we take reasonable precautions to avoid credit risk, some clients may have financial difficulties as a result of the lack of financing or the general poor economic conditions, which could result in delayed payments to us for the services we performed. Such delays in payments would result in higher accounts receivable balances and lower liquidity. In addition, this could result in us recording additional expense to write-off the accounts receivable balances remaining if payment is not likely.

We depend entirely on the clinical trial market and a downturn in this market could cause our revenues and profitability to decrease.

Our business depends entirely on the clinical trials that pharmaceutical, biotechnology and medical device companies conduct. Our revenues and profitability will decline if there is less competition in the pharmaceutical, biotechnology or medical device industries, which could result in fewer products under development and decreased pressure to accelerate a product approval. Our revenues and profitability will also decline if the FDA or similar agencies in foreign countries modify their requirements, thereby decreasing the need for our solutions. Any other developments that adversely affect the pharmaceutical, biotechnology or medical device industries generally, including product liability claims, new technologies or products or general business conditions, could also decrease the volume of our business. From time to time studies for which we contracted to provide Cardiac Safety solutions are delayed or postponed resulting in lower than expected revenues.

Extensive governmental regulation of the clinical trial process could require costly modifications to our products, adversely affect prospective clients’ willingness to use our product and service solutions and increase competition and reduce our market share.

We may incur increased expenses or suffer a reduction in revenues if our product and service solutions do not comply with applicable government regulations or if regulations allow more competition in the marketplace. Conforming our product and service solutions to these guidelines or to future changes in regulation could substantially increase our expenses. In the United States and in foreign countries, regulatory authorities have also established other standards for conducting clinical trials leading to the approval of new products with which we must comply. We are subject to these regulations because our product and service solutions assist sponsors and CROs in conducting trials and preparing new drug or device applications. If a regulatory authority concludes that trials were not conducted in accordance with established requirements, it may take a variety of enforcement actions depending upon the nature of the violation and the applicable country. In the United States, these measures may range from issuing a warning letter or seeking injunctive relief or civil penalties to recommending criminal prosecution, which could result in a prohibition of our continued participation in future clinical trials.

Our clients and prospective clients will be less likely to use our product and service solutions if the product and service solutions do not comply with regulatory requirements in all countries where clinical trials are expected to take place or if we are precluded from participating in clinical trials in countries where trials will be conducted. In addition, changing regulatory requirements could provide an advantage to our competitors if our competitors are able to meet the requirements more rapidly or at lower cost. For example, in the May 12, 2005 ICH release, it was suggested that semi-automated processing of electrocardiograms may be found acceptable in certain instances. Semi-automated processing uses software algorithm-placed measurements that are later adjudicated by a cardiac specialist or physician. Our manual processing includes manually derived measurements, using our on screen, high resolution caliper placement system, which are later interpreted by a cardiologist. Drug sponsors have shifted towards semi-automated processing allowing more competitors to compete with us in offering this service and, as a result, we have reduced pricing to maintain our market share. The effect of such actions has reduced our revenue and gross profit per transaction and could adversely affect us in the future.

The ICH E14 guidance contained in the May 2005 release recommends either fully manual or manual adjudication (semi automatic) approaches for clinical trials in which the assessment of ECG safety is an important objective, such as the Thorough QTc study. If the Thorough QTc study is negative, routine ECG safety assessments in late phase clinical trials using fully automated readings may be adequate. If drug sponsors shift towards fully-automated processing for routine or Thorough QTc studies, our future results of operations may be adversely affected as pricing may decline and additional competitors could enter the market.

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

We have clients from whom we derive substantial revenue and therefore the loss of even a few of our clients could significantly reduce our revenues and profitability.

We have one client that represented approximately 23% of our total revenues for 2008, a slight decrease from 24% of our total revenues for 2007. While no other client represented more than 10% of our 2008 revenues, our next five largest clients in the aggregate represented approximately 14% of our total revenues for 2008. If we lose all or a material amount of our revenues from any significant clients and do not replace them with revenues from new clients, our revenues will decrease and they may not be sufficient to cover our costs. We currently derive and expect to continue to derive a significant portion of our revenues and profitability from a limited number of clients.

Consolidation among our clients could cause us to lose clients, decrease the market for our products and result in a reduction of our revenues and profitability.

Our client base could decline because of consolidation, and we may not be able to expand sales of our product and service solutions to new clients. Consolidation in the pharmaceutical, biotechnology and medical device industries and among CROs has accelerated in recent years, and we expect this trend to continue. In addition, in times of a weakened economy, less stable companies, such as smaller biotechnology companies, may be at risk of being acquired. In addition, our profitability will suffer if we reduce our prices in response to competitive pressures without achieving corresponding reductions in our expenses.

New companies or organizations that result from such consolidation may decide that our product and service solutions are no longer needed because of their own internal processes or the use of alternative systems. As these industries consolidate, competition to provide product and service solutions to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater.

These industry participants may try to use their market power to negotiate price reductions for our product and service solutions. Also, if consolidation of larger clients occurs, the combined organization may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on the combined organization’s revenues to achieve expected future growth.

Our failure to continue to expand our business or manage growth successfully could disrupt our business operations, increase our costs and delay implementation of our business strategies.

Difficulties in managing future growth could disrupt our business operations, increase our costs and delay achievement of our business goals, making it more difficult for us to maintain profitability. Our growth strategy depends on our ability to expand and improve our field sales, marketing and services organization and our operations organization, both in the United States and throughout the world. In order to grow, we will need to hire additional personnel. There are a limited number of experienced personnel with an adequate knowledge of our industry, and competition for their services is intense. In addition, we may not be able to project the rate or timing of increases, if any, in the use of our product and service solutions accurately or to expand and upgrade our systems and infrastructure to accommodate the increases. The expansion of our foreign operations also will require us to assimilate differences in foreign business practices, overcome language barriers and hire and retain qualified personnel abroad.

We may not be successful in competing against others providing similar product and service solutions, which could reduce our revenues, profitability and market share.

If our product and service solutions do not achieve widespread acceptance by our clients, our revenues, profitability and market share will likely decline. Our competitors include other centralized cardiac safety laboratories, CROs, software vendors, and clinical trial data service companies. Our targeted clients may decide to choose other technology-based product and service solutions generated internally by them or from another source. Many of our competitors have substantially greater financial and other resources, greater name recognition and more extensive client bases than we do. In addition, many competitors focus their efforts on providing software or services for discrete aspects of the clinical trial process and may compare favorably to us on those discrete aspects. Further, certain drug development organizations may decide not to outsource all or a significant portion of the cardiac safety activities associated with their clinical research programs, which could reduce our revenues, profitability and market share.

Our failure to establish and maintain partnerships and other strategic alliances may delay the development of our product and service solutions, cause us to lose clients and prevent us from growing our business, any of which could also cause our stock price to decline.

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

Our business could be seriously harmed by our dependence on a limited number of suppliers.

We depend upon a limited number of suppliers for specific components of our software products and hosted solutions. We may increase our dependence on certain suppliers as we continue to develop and enhance our software and service solutions. Our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required components, reduced services capacity, price increases, delayed supplier performance and poor component and services quality. For instance, we rely on Mortara Instrument, Inc. to supply ECG equipment, A.M.P.S. LLC to provide software applications designed for the on-screen measurement of ECG signals and Equinix, Inc. to provide server facilities for our hosting technology solutions. If we are unable to obtain products and services from third-party suppliers in the quantities and of the quality that we need, on a timely basis or at acceptable prices, we may not be able to deliver our cardiac safety and EDC solutions on a timely or cost-effective basis to our customers, and our business, results of operations and financial condition could be seriously harmed. Moreover, delays or interruptions in our service, including without limitation delays or interruptions resulting from a change in suppliers, may reduce our revenues, cause customers to terminate their contracts and adversely affect our customer renewals. If these companies were to terminate their arrangements with us or we were otherwise required to find alternative suppliers to provide the required capacity and quality on a timely basis, sales of our products and services would be delayed. To qualify a new supplier and familiarize it with our products, quality standards and other requirements is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative relationships on acceptable terms.

Interruptions or delays in service from our third-party providers could impair the delivery of our hosted solutions and harm our business.

We host some of our software solutions at third-party facilities. Consequently, the occurrence of a natural disaster, technical or service lapses or other unanticipated problems at the facilities of our third-party providers could result in unanticipated interruptions in our customers’ access to our hosted solutions. Our hosted services may also be subject to sabotage, intentional acts of malfeasance and similar misconduct due to the nature of the Internet. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system or security failures. We cannot assure you that our business interruption insurance will adequately compensate our customers or us for losses that may occur. Even if covered by insurance, any failure or breach of security of our systems could damage our reputation and cause us to lose customers. Further, certain of our hosted solutions are subject to service level agreements that guarantee server availability. In the event that we fail to meet those levels, whether resulting from an interruption in service caused by our technology or that of a third-party provider, we could be subject to customer credits or termination of these customer contracts.

The cardiac safety equipment that we own and lease could become obsolete due to technological advance. We may not be able to provide the quantity of equipment needed to service our clients. We may fail to obtain the necessary certifications for use of the equipment. Any such development would reduce our revenues and profitability.

We own and lease equipment, which we provide to our clients to perform cardiac safety procedures. This equipment may become obsolete due to advances in technology and the introduction of newer equipment models prior to the time that we have fully depreciated the asset or fulfilled our lease obligations. This could result in us recording additional expense to write-off the book value of the equipment. In addition, certifications are required for the use of certain ECG equipment. We have been able to maintain such certifications in the past, but if the requirements for these certifications change or other factors lead to our failure to be compliant, we will lose the certifications and may not be able to satisfy the equipment needs of our clients, which may jeopardize our business relationship and our ability to continue providing services. As a result, we may lose clinical clients if adequate equipment is not available, resulting in reduced revenues and profitability.

Capacity constraint or system failures could result in the loss of or liability to clients, which could reduce our revenues, increase our expenses and reduce profitability.

In the past, we have been able to staff for increasing workload demands in an expeditious manner. However, there may not be a sufficient and suitable group of potential employees available if rapid growth occurs in a short period of time. If we are unable to hire suitable employees to adequately meet market demand for our solutions, it could affect our ability to bid on this business or to meet existing contractual turnaround times.

If our clients experience any significant level of problems with our technology, we may become liable to those clients, we may be unable to persuade our clients to change from a manual, paper-based process and we may lose clients. The success of our product and service solutions depends on the ability to protect against:

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

Our failure to continuously offer competitive product and service solutions could cause us to lose clients and prevent us from successfully marketing our solutions to prospective clients. As a result, our revenues and profitability would likely decline. Because our business relies on technology, we are susceptible to:

•	rapid technological change;

•	changing client needs;

•	frequent new product introductions; and

•	evolving industry standards.

As the Internet, computer and software industries continue to experience rapid technological change, we must quickly modify our solutions to adapt to such changes. We must develop and introduce new or enhanced product and service solutions that continually meet changing market demands and that keep pace with evolving industry standards. We have experienced development delays in the past and may experience similar or more significant delays in the future. In addition, competitors may develop products superior to our solutions, which could make our products obsolete.

If clinical trial sponsors and CROs do not shift from their existing paper-based methods of collecting and managing clinical trial data at investigator sites to an electronic system with centralization, we may not achieve the market penetration necessary to grow the business at expected levels.

If participants conducting clinical trials are unwilling to adopt our technology solutions and new ways of conducting business, our revenues may not be sufficient to achieve our expected growth rate. Our efforts to establish a standardized, electronic process to collect, manage and analyze clinical trial and cardiac safety data are a significant departure from the traditional clinical research process. We estimate that the majority of clinical trials today use manual, paper-based data entry, management and analysis tools. Each clinical trial can involve a multitude of participants, including the sponsor, a CRO, regional site managers, investigators and patients. With so many participants involved in a clinical trial, it may be difficult to convince a sponsor or CRO to accept new methods of conducting a clinical trial. We may not be successful in persuading these participants to change the manner in which they have traditionally operated and to use our product and service solutions.

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

If we fail to protect our intellectual property from infringement, other companies may use our intellectual property to offer competitive products at lower prices. If we fail to compete effectively against these companies, we could lose clients and experience a decline in sales of our solutions. To protect our intellectual property rights, we rely on a combination of copyright and trade secret laws and restrictions on disclosure. In addition, in 2004 we were issued a U.S. Patent on over 50 claims directed to various features of our EXPERT® workflow enabled data handling technology. We also have filed continuation-in-part applications in the United States Patent and Trademark Office pursuing alternative claim coverage and pursuing claim coverage specific to enhancements in our EXPERT® workflow enabled handling technology that is imbedded in our EXPERT® Technology Platform. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products and technology. In addition, our U.S. Patent could be successfully challenged as invalid. Monitoring unauthorized use of our solutions is difficult and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

We may acquire or make investments in companies or technologies that could cause disruption of our business and loss of value or dilution to our stockholders.

From time to time, we evaluate potential investments in, and acquisitions of, complementary technologies, services and businesses. We have made in the past, and may make in the future, acquisitions or significant investments in other businesses. For example, we acquired CCSS and entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS) in 2007. Entering into an acquisition entails many risks, any of which could harm our business, including:

•	managing the risks and challenges of entering markets or types of businesses in which we have limited or no direct experience;

•	difficulties in integrating the operations, technologies, products, existing contracts and personnel of the target company and realizing the anticipated synergies of the combined businesses;

•	the price we pay or other resources that we devote may exceed the value we eventually realize or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

•	failure of a party to perform ancillary contractual obligations related to the acquisition;

•	the diversion of management’s attention from other business concerns; and

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products.

In addition, we could discover deficiencies withheld from us in an acquisition due to fraud or otherwise not uncovered in our due diligence prior to the acquisition. These deficiencies could include problems in internal controls, data adequacy and integrity, product quality and regulatory compliance, any of which could result in us becoming subject to penalties or other liabilities. Acquisitions also frequently result in the recording of goodwill, as in the case of CCSS, and other intangible assets which are subject to potential impairments in the future that could harm our financial results. If any of the foregoing were to occur, our financial condition and results of operations could be materially adversely impacted. In addition, if we finance any future acquisitions by issuing equity securities or convertible debt, our existing stockholders may be diluted or the market price of our stock may be adversely affected. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

Specifically, if the market does not embrace the IVR clinical assessments and system we licensed from HTS, we will not be able to achieve the higher revenues and profitability that we had anticipated that this transaction would allow us to generate. We cannot assure you that the former customers of CCSS will remain as our customers in the future. Additionally, we expect to achieve a certain level of revenue from the marketing agreement with Covance. If we lose any material portion of the former customers of CCSS or if Covance does not perform to our expectations under the marketing agreement, our revenues could be significantly reduced and we could suffer an adverse affect on our business, financial condition and results of operations.

Goodwill is subject to impairment which could result in a significant expense.

As a result of the CCSS acquisition, we carry a significant amount of goodwill. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. Although we made no adjustments as a result of the impairment test as of December 31, 2008, if we determine in connection with future tests that the carrying value of goodwill may not be recoverable, we will base the measurement of any impairment on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. An impairment could result in a write-off of goodwill which would reduce our profitability in the period of the write-off.

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

Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop using the challenged intellectual property or selling our product or service solutions that incorporate it;

•	obtain a license to use the challenged intellectual property or to sell product or service solutions that incorporate it, which could be costly or unavailable; and

•	redesign those product or service solutions that are based on or incorporate the challenged intellectual property, which could be costly and time consuming or could adversely affect the functionality and market acceptance of our products.

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

We are subject to a variety of government regulations in the countries where we market our product and service solutions. We currently operate in the United Kingdom through a foreign subsidiary and may operate in the future in other countries through additional foreign subsidiaries. If we form foreign subsidiaries outside of the United Kingdom, we may need to withhold taxes on earnings or other payments they distribute to us. Generally, we can claim a foreign tax credit against our federal income tax expense for these taxes. However, the United States tax laws have a number of limitations on our ability to claim that credit or to use any foreign tax losses, which could result in higher payment by us of taxes in the United States. We may also need to include our share of our foreign subsidiaries’ earnings in our income even if the subsidiaries do not distribute money to us. As a result, less cash would be available to us in the United States.

Our global operations may involve transactions in a variety of currencies. Fluctuations in currency exchange rates could reduce our reported revenues or increase our reported expenses. We currently do not utilize hedging instruments.

The agreements that we sign with clients outside the United States may be governed by the laws of the countries where we provide our product and service solutions. We may also need to resolve any disputes under these agreements in the courts or other dispute resolution forums in those countries. This could be expensive or could distract management’s attention away from our core business.

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

In the course of conducting our business, we possess or could be deemed to possess personal medical information in connection with the conduct of clinical trials. If we fail to keep this information properly protected we could be subject to significant liability.

Our software solutions are used to collect, manage and report information in connection with the conduct of clinical trial and safety evaluation and monitoring activities. This information is or could be considered to be personal medical information of the clinical trial participants or patients. Regulation of the use and disclosure of personal medical information is complex and growing. Increased focus on individuals’ rights to confidentiality of their personal information, including personal medical information, could lead to an increase of existing and future legislative or regulatory initiatives giving direct legal remedies to individuals, including rights to damages, against entities deemed responsible for not adequately securing such personal information. In addition, courts may look to regulatory standards in identifying or applying a common law theory of liability, whether or not that law affords a private right of action. Since we receive and process personal information of clinical trial participants and patients from customers utilizing our hosted solutions, there is a risk that we could be liable if there were a breach of any obligation to a protected person under contract, standard of practice or regulatory requirement. If we fail to properly protect this personal information that is in our possession or deemed to be in our possession, we could be subjected to significant liability.

The market price and trading volume of our common stock may be volatile, which could result in substantial losses for investors purchasing shares in the public markets and subject us to securities class action litigation. The current market price of our common stock may not be indicative of future market prices and we may be unable to sustain or increase the value of an investment in our common stock.

Market prices for securities of software, technology and health care companies have been volatile. The trading price of our common stock has fluctuated significantly and may continue to do so. Accordingly, the trading price for our common stock at any particular time may not be indicative of future trading prices and we may be unable to sustain or increase the value of an investment in our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	changes in estimates of our financial results or recommendations by securities analysts;

•	financial results that are below estimate of such results;

•	changes in general economic, industry and market conditions;

•	sales or transfers of large blocks of stock by existing investors;

•	investors’ general perception of us;

•	period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	future issuances of securities or the incurrence of debt by us, or other changes in our capital structure;

•	success of competitive products and technologies;

•	the failure of any of our software products, services and hosted solutions to achieve or maintain commercial success;

•	regulatory developments in the United States and foreign countries;

•	changes in industry analyst recommendations;

•	additions or departures of key personnel; and

•	litigation involving our company or our general industry or both.

In addition, if the market for software, technology or health care stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Sales of large blocks of our common stock could cause the market price of our common stock to drop significantly, even if our business is doing well.

Some stockholders may acquire or own large blocks of shares of our outstanding common stock. We cannot predict the effect that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock, if any. If our stockholders, and particularly our directors and officers, sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and issue additional shares in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales could reduce the market price of our common stock.

Third parties have made claims for damages against the Company and may continue to do so, which could result in an unfavorable settlement or judgment against us.

Litigation, regardless of the merits of the claim or outcome, can consume a great deal of our time and money and divert management time and attention away from our core business. In addition, litigation against us could result in economic harm which could reduce our cash reserves and cause the market price of our common stock to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In November 2008, we relocated our corporate headquarters to 1818 Market Street, Philadelphia, Pennsylvania, where we lease approximately 59,000 square feet, an increase of approximately 20,000 square feet over our prior headquarters facility. Our lease expires in October 2019. We also lease approximately 31,000 square feet of office space in Bridgewater, New Jersey, which expires in January 2011 and we lease approximately 18,000 square feet of office space in Peterborough, United Kingdom, which expires in June 2013. We believe that these facilities are adequate for our current and reasonably foreseeable operations and that we will be able to locate comparable space in these markets on terms acceptable to us if our business grows more rapidly than we currently anticipate.

We also lease approximately 51,000 square feet in Reno, Nevada, which expires in November 2013. We vacated the Reno location in September 2008 and we are seeking to sublease the property. We were responsible for all payment obligations on the Reno lease until November 28, 2008. From November 28, 2008 through November 28, 2012, we will equally share the payment obligations on the Reno lease with Covance, to the extent such obligations are not covered by a new tenant.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SPECIAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. Our executive officers are as follows:

Name	Age	Position

Michael J. McKelvey, Ph.D.	56	President, Chief Executive Officer and Director
Joel Morganroth, MD	63	Chairman of the Board of Directors and Chief Scientific Officer
Keith D. Schneck	53	Executive Vice President, Chief Financial Officer and Secretary
Thomas P. Devine	56	Executive Vice President and Chief Development Officer
Amy Furlong	36	Executive Vice President, Cardiac Safety
Jeffrey S. Litwin, MD	51	Executive Vice President and Chief Medical Officer
John M. Blakeley	41	Executive Vice President, Sales and Marketing
Robert S. Brown	53	Senior Vice President, Strategic Marketing, Planning & Partnerships
George Tiger	49	Senior Vice President, Americas Sales

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

Mr. Schneck has been our Executive Vice President, Chief Financial Officer and Secretary since July 2008. Prior to joining us, Mr. Schneck worked as a financial and operational consultant for various firms from December 2007 to July 2008. From April 2003 until December 2007, Mr. Schneck served as the Executive Vice President and Chief Financial Officer of Neoware, Inc. Mr. Schneck is a certified public accountant.

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

Mr. Blakeley has been our Executive Vice President, Sales and Marketing since February 2008. He served as our Senior Vice President, International Operations and Sales from September 2006 to February 2008. He served as our Group Vice President, International Business Development from January 2005 to August 2006 and as our Director of Business Development from May 2002 to December 2004. Prior to joining ERT, Mr. Blakeley was Managing Director of MediServe Medical UK Limited, a medical devices specialist.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ERES.” Below is the range of high and low sales prices for the common stock for the following quarters as quoted on the Nasdaq Global Select Market.

Calendar Period	High	Low

2007
First Quarter	$8.21	$6.12
Second Quarter	9.72	7.66
Third Quarter	12.00	9.36
Fourth Quarter	12.34	8.53
2008
First Quarter	$12.73	$8.94
Second Quarter	17.82	11.90
Third Quarter	18.85	9.81
Fourth Quarter	12.00	3.86

We have never declared or paid any cash dividend on our common stock. We do not anticipate paying any cash dividends in the foreseeable future because we intend to retain our current cash and future earnings for the development and expansion of our business and for the repurchase of common stock under our stock buy-back program.

As of February 20, 2009, there were 49 record holders of our common stock.

We announced on May 3, 2005 that our Board of Directors had authorized the purchase of up to an additional 10 million shares of our common stock, which extended the stock buy-back program previously announced to authorize the repurchase of a total of 12.5 million shares. The current stock buy-back program was originally announced in April 2004 and extended to 2.5 million shares in October 2004. Through December 31, 2008, we have repurchased 4.6 million shares of the 12.5 million shares approved for repurchase. The following table provides information regarding the stock buy-back activity during the fiscal quarter ended December 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
			Part of Publicly	yet be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

October 2008	—	$—	—	8,315,400
November 2008	—	$—	—	8,315,400
December 2008	439,749	$5.80	439,749	7,875,651
Total	439,749		439,749

Stockholder Return Performance Graph

The following graph compares the cumulative total stockholder return on our common stock against the cumulative total return on the Nasdaq Composite Index and the Nasdaq Health Services Index for the period commencing December 31, 2003 and ending December 31, 2008. The graph assumes that at the beginning of the period indicated, $100 was invested in our common stock and the stock of the companies comprising the Nasdaq Composite Index and the Nasdaq Health Services Index, and that all dividends, if any, were reinvested.

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

Consolidated Statements of Operations Data (in thousands, except per share data)

	Year Ended December 31,
	2004	2005	2006	2007	2008

Net revenues:
Licenses	$9,803	$6,063	$3,017	$2,700	$3,203
Services	76,340	59,712	55,309	69,547	99,258
Site support	23,250	21,072	28,042	26,451	30,679

Total net revenues	109,393	86,847	86,368	98,698	133,140

Costs of revenues:
Cost of licenses	664	436	286	304	755
Cost of services	24,124	24,337	25,431	30,522	39,697
Cost of site support	11,486	13,965	18,821	17,808	18,445

Total costs of revenues	36,274	38,738	44,538	48,634	58,897

Gross margin	73,119	48,109	41,830	50,064	74,243

Operating expenses:
Selling and marketing	9,391	9,122	11,051	11,222	13,273
General and administrative	10,276	11,458	14,668	12,258	18,181
Research and development	4,090	4,093	4,146	4,333	4,394

Total operating expenses	23,757	24,673	29,865	27,813	35,848

Operating income	49,362	23,436	11,965	22,251	38,395
Other income, net	863	936	1,250	2,206	1,730

Income before income taxes	50,225	24,372	13,215	24,457	40,125
Income tax provision	20,501	9,007	4,905	9,205	15,123

Net income	$29,724	$15,365	$8,310	$15,252	$25,002

Basic net income per share	$0.58	$0.31	$0.17	$0.30	$0.49
Diluted net income per share	$0.54	$0.29	$0.16	$0.29	$0.48

Consolidated Balance Sheet Data (in thousands)

	December 31,
	2004	2005	2006	2007	2008

Cash, cash equivalents and short-term investments	$64,964	$52,001	$56,913	$46,879	$66,426
Working capital	53,492	45,795	61,320	45,594	75,289
Total assets	116,895	104,766	115,064	147,696	169,122
Treasury stock	(31,555)	(56,387)	(62,190)	(62,190)	(64,763)
Total stockholders’ equity	86,854	79,973	93,622	113,512	137,428

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Forward-Looking Information

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements appearing elsewhere in this Form 10-K. The following discussion and analysis includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to our operations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “are confident,” “estimate,” “expect,” “will be,” “will continue,” “will likely result,” “project,” “intend,” “plan,” “believe,” “look to” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions; our ability to obtain new contracts and accurately estimate net revenues due to uncertain regulatory guidance, variability in size, scope and duration of projects and internal issues at the sponsoring client; integration of acquisitions; competitive factors; technological development; and market demand. There is no guarantee that the amounts in our backlog will ever convert to revenue. Should the current economic conditions continue or deteriorate further, the cancellation rates we have historically experienced could increase. Further information on potential factors that could affect the Company’s financial results can be found in Item 1A — “Risk Factors” and in the reports we file with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements, including prior forward-looking statements, to reflect the events or circumstances arising after the date as of which they were made. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements included in this discussion or that may be made in our filings with the Securities and Exchange Commission or elsewhere from time to time by, or on behalf of, us.

Overview

We were founded in 1977 to provide Cardiac Safety solutions to evaluate the safety of new drugs. We provide technology and service solutions that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic solutions (Cardiac Safety solutions) and a provider of technology solutions that streamline the clinical trials process by enabling our clients to evolve from traditional, paper-based methods to electronic processing using our EDC and ePRO products and solutions.

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. We offer Cardiac Safety solutions, which are utilized by pharmaceutical companies, biotechnology companies, medical device companies, clinical trial sponsors and clinical research organizations (CROs) during the conduct of clinical trials. Our Cardiac Safety solutions include the collection, interpretation and distribution of electrocardiographic (ECG) data and images and are performed during clinical trials in all phases of the clinical research process. The ECG provides an electronic map of the heart’s rhythm and structure, and typically is performed in most clinical trials. Our Cardiac Safety solutions permit assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Specific trials, such as a Thorough QTc study, focus on the cardiac safety profile of a compound. Thorough QTc studies are comprehensive studies that typically are of large volume and short duration and are recommended by the United States Food and Drug Administration (FDA) under guidance issued in 2005 by the International Committee on Harmonization (ICH E14). We also offer site support, which includes the rental and sale of cardiac safety equipment along with related supplies and logistics management. Additionally, under our EDC solutions, we offer the licensing and, at the client’s option, hosting of our proprietary software products and the provision of maintenance and consulting services in support of these products. We also offer electronic patient reported outcomes (ePRO) solutions along with proprietary clinical assessments.

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

We conduct our operations through offices in the United States (U.S.) and the United Kingdom (UK). Our international net revenues represented approximately 21%, 23% and 21% of total net revenues for the years ended December 31, 2006, 2007 and 2008, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology, and revenues are generally allocated to the geographic segment where the work is performed. The profit split methodology equalizes gross margins for each legal entity based upon its respective direct costs.

Results of Operations

Executive Overview

Fiscal 2008 was a very positive year for ERT with record revenue growth and profitability. During the year we fully integrated the acquisition of Covance Cardiac Safety Services, Inc. (CCSS), the Covance ECG core lab, which we acquired in November 2007. We also experienced record bookings of $187.2 million driven primarily by our increased presence and competitive positioning of our cardiac safety business. We continued to enhance our operations with staff additions and operational improvements in systems and processes which further contributed to our success.

For fiscal 2008, we reported revenues of $133.1 million, an increase of $34.4 million or 34.9% from $98.7 million in fiscal 2007. The revenue for fiscal 2008 included $10.1 million in revenue from CCSS, which we acquired in November 2007, compared to $1.5 million recorded in fiscal 2007. The CCSS revenues relate only to the acquired backlog as new studies booked since the acquisition have largely been initiated as ERT studies. Total services revenue, which consists predominantly of cardiac safety revenue, increased during 2008 by $29.7 million to $99.3 million.

Gross margin percentage for 2008 was 55.8% compared to 50.7% in 2007. The gross margin percentage included the impact of CCSS, which generated net revenue of $10.1 million while incurring costs of revenue of $8.4 million. Operating expenses were $35.8 million or 27.0% as a percentage of total revenue in 2008 as compared to $27.8 million or 28.2% as a percentage of total revenue in 2007. Operating expenses included costs related to CCSS and the integration of CCSS into ERT of $3.2 million and $0.6 million in 2008 and 2007, respectively. Operating income for 2008 was $38.4 million or 28.8% of total net revenues as compared to $22.3 million or 22.5% of total net revenues in 2007. Overall in 2008, we were able to leverage our expense structure to produce improved bottom-line results. Our tax rate 2008 was 37.7% as compared to 37.6% in 2007. Net income for 2008 was $25.0 million as compared to $15.3 million in 2007 and net income per diluted share was $0.48 in 2008 as compared to $0.29 in 2007.

General business and economic conditions have deteriorated globally during the fourth quarter of 2008 and to date in 2009 and there is currently no indication of any imminent relief. During the fourth quarter of 2008, we have experienced an increase in the number and dollar amount of Phase III bookings, a decline in the number of Thorough QTc bookings, and a delay in starts for certain Thorough QTc trials and we believe these trends will continue into fiscal 2009. We believe the increase in Phase III bookings will provide us with a base of business into the future, however this business will take longer to turn into revenue as compared to Thorough QTc studies. This is reflected in the sequential decrease in quarterly revenue from $33.9 million in the three months ended September 30, 2008 to $30.1 million in the three months ended December 31, 2008. We believe that the decline and delays in Thorough QTc trials are related to timing as the result of the uncertain economic environment, especially in small to mid-sized customers. Thorough QTc trials must be performed due to regulatory guidance, however the timing of when these trials are done is discretionary. We also experienced an increase in awards of new and expanded exclusive or near-exclusive long-term enterprise contracts with large pharmaceutical companies during the latter portion of fiscal 2008, including several with which we had very little business in the past. Partially as a result of these long-term commitments, we have started to invest in our sales and marketing functions and our internal IT infrastructure. We view the fundamental drivers of our business to include the level of research and development spending by pharmaceutical and biotechnology companies, the move from decentralized to centralized ECG analysis, our potential opportunity to increase our market share and the FDA’s continued focus on the importance of cardiac safety. Overall, we believe these fundamental drivers remain positive. However, a continued weakened global economy could have a negative impact on future results of operations.

The following table presents certain financial data as a percentage of total net revenues:

	Year Ended December 31,
	2006	2007	2008

Net revenues:
Licenses	3.5%	2.7%	2.4%
Services	64.0	70.5	74.6
Site support	32.5	26.8	23.0

Total net revenues	100.0	100.0	100.0

Costs of revenues:
Cost of licenses	0.3	0.3	0.6
Cost of services	29.5	30.9	29.8
Cost of site support	21.8	18.1	13.8

Total costs of revenues	51.6	49.3	44.2

Gross margin	48.4	50.7	55.8

Operating expenses:
Selling and marketing	12.7	11.4	10.0
General and administrative	17.0	12.4	13.7
Research and development	4.8	4.4	3.3

Total operating expenses	34.5	28.2	27.0

Operating income	13.9	22.5	28.8
Other income, net	1.4	2.3	1.3

Income before income taxes	15.3	24.8	30.1
Income tax provision	5.7	9.3	11.3

Net income	9.6%	15.5%	18.8%

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2008

The following table presents statements of operations data with product line detail (dollars in thousands):

	Year Ended December 31,
	2007	2008	Increase (Decrease)

Licenses:
Net revenues	$2,700	$3,203	$503	18.6%
Costs of revenues	304	755	451	148.4%

Gross margin	$2,396	$2,448	$52	2.2%

Services:
Cardiac Safety
Net revenues	$63,508	$92,861	$29,353	46.2%
Costs of revenues	27,929	36,976	9,047	32.4%

Gross margin	$35,579	$55,885	$20,306	57.1%

Technology consulting and training
Net revenues	$2,630	$3,220	$590	22.4%
Costs of revenues	1,753	1,839	86	4.9%

Gross margin	$877	$1,381	$504	57.5%

Software maintenance
Net revenues	$3,409	$3,177	$(232)	(6.8%)
Costs of revenues	840	882	42	5.0%

Gross margin	$2,569	$2,295	$(274)	(10.7%)

Total services
Net revenues	$69,547	$99,258	$29,711	42.7%
Costs of revenues	30,522	39,697	9,175	30.1%

Gross margin	$39,025	$59,561	$20,536	52.6%

Site support:
Net revenues	$26,451	$30,679	$4,228	16.0%
Costs of revenues	17,808	18,445	637	3.6%

Gross margin	$8,643	$12,234	$3,591	41.5%

Total
Net revenues	$98,698	$133,140	$34,442	34.9%
Costs of revenues	48,634	58,897	10,263	21.1%

Gross margin	50,064	74,243	24,179	48.3%

Operating expenses:
Selling and marketing	11,222	13,273	2,051	18.3%
General and administrative	12,258	18,181	5,923	48.3%
Research and development	4,333	4,394	61	1.4%

Total operating expenses	27,813	35,848	8,035	28.9%

Operating income	22,251	38,395	16,144	72.6%
Other income, net	2,206	1,730	(476)	(21.6%)

Income before income taxes	24,457	40,125	15,668	64.1%
Income tax provision	9,205	15,123	5,918	64.3%

Net income	$15,252	$25,002	$9,750	63.9%

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Year Ended December 31,		Increase
	2007	2008	(Decrease)

Cost of licenses	11.3%	23.6%	12.3%
Cost of services:
Cardiac Safety	44.0%	39.8%	(4.2%)
Technology consulting and training	66.7%	57.1%	(9.6%)
Software maintenance	24.6%	27.8%	3.2%
Total cost of services	43.9%	40.0%	(3.9%)
Cost of site support	67.3%	60.1%	(7.2%)
Total costs of revenues	49.3%	44.2%	(5.1%)
Operating expenses:
Selling and marketing	11.4%	10.0%	(1.4%)
General and administrative	12.4%	13.7%	1.3%
Research and development	4.4%	3.3%	(1.1%)
Total operating expenses	28.2%	27.0%	(1.2%)

Revenues

License revenues increased due to the sale of several small perpetual licenses in the year ended December 31, 2008 as compared to fewer small sales in the same period in 2007 and $0.3 million of ePRO subscription revenue that is new in 2008.

The increase in Cardiac Safety services revenues was primarily due to $16.6 million resulting from a 32% increase in transactions performed in the year ended December 31, 2008 as compared to the year ended December 31, 2007 and to an increase of $6.5 million of revenue resulting from including the operating results of CCSS recognized in the year ended December 31, 2008 as compared to 2007. There was also an increase in average revenue per transaction that was largely due to slightly higher prices. Project management fees increased $2.4 million, consistent with the increased Cardiac Safety activity. Cardiac Safety services revenue in the year ended December 31, 2008 included $2.7 million of cardiac safety consulting services revenue as compared to $1.7 million in the year ended December 31, 2007. Beginning in January 2007, we entered into an arrangement with a consulting company owned by our Chairman, Dr. Morganroth, relating to Dr. Morganroth’s initiation of a company consulting practice through the transition of his historic consulting services to ERT. In return, Dr. Morganroth’s company receives a percentage of the net amounts billed by ERT for Dr. Morganroth’s services to our customers. That percentage ranged between 80% to 90% in 2007 and was 80% in 2008. Revenues recorded in connection with this consulting arrangement approximated $1.6 million and $1.3 million in the years ended December 31, 2008 and 2007, respectively. Fees incurred under this consulting arrangement approximated $1.3 million and $1.1 million in the years ended December 31, 2008 and 2007, respectively and are included in cost of services.

Technology consulting and training revenues increased due to an increase in reporting configuration revenue related to cardiac safety clients of $0.6 million as well as $0.4 million of ePRO revenue that did not exist in the third quarter of 2007, partially offset by a $0.4 million decrease in consulting on EDC products.

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

Site support revenues increased primarily due to an increase of $2.1 million of revenue resulting from including the operating results of CCSS recognized in the year ended December 31, 2008 as compared to the year ended December 13, 2007, a $1.8 million increase in rental revenue from cardiac safety equipment due to additional units rented, but at a lower average price as well as a $0.4 million one-time billing in the third quarter of 2008 on units rented in prior periods, an increase in freight revenue of $0.7 million related to additional units rented and improvements in identifying recoverable freight costs and a $0.4 million increase in supplies revenue. These increases were partially offset by a decrease in equipment sales of $0.7 million as more customers choose to rent cardiac safety equipment.

Overall, due to the impact of the present economic conditions, we expect that revenue for 2009 may decline from the 2008 levels.

Costs of Revenues

The increase in the cost of licenses, both in absolute terms and as a percentage of license revenues, related primarily to the amortization of the ePRO license, which we began amortizing in December 2007.

The increase in the cost of Cardiac Safety services was primarily due to an increase of $5.4 million in costs resulting from including the operating results of CCSS recognized in the year ended December 31, 2008 as compared to the year ended December 31, 2007, a $2.4 million increase in labor costs related to additional staff and salary increases, a $0.8 million increase in bonus expense, $0.6 million in consulting costs related to cardiac safety consulting revenue discussed above and a $0.6 million increase in telecommunication connectivity expenses. Partially offsetting the increase was a $0.7 million decrease in depreciation due to certain software development costs and computer equipment associated with the EXPERT® Technology Platform becoming fully depreciated. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.

The increase in the cost of site support was primarily due to an increase of $1.2 million of costs resulting from including the operating results of CCSS recognized in the year ended December 31, 2008 as compared to the year ended December 31, 2007, a $1.0 million increase in freight associated with additional shipments of equipment, $0.3 million increase in the cost of supplies and a $0.2 million increase in labor. Partially offsetting this increase was a $1.0 million decrease in depreciation expense as older, more expensive ECG equipment has become fully depreciated, a $0.7 million decrease in equipment rent which was the result of our March 2007 agreement to purchase our leased cardiac safety equipment and a $0.4 million decrease in the cost of equipment sold. The decrease in the cost of site support as a percentage of site support revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.

Overall, we expect that cost of revenue may decline in 2009 due to lower expected revenues and a decrease in the costs associated with CCSS. The integration of CCSS was completed in 2008 and the 2009 recurring costs related to the CCSS activity are depreciation and amortization. Amortization of intangible assets associated with the CCSS acquisition will decline from $1.7 million in the year ended December 31, 2008 to approximately $0.5 million in the year ended December 31, 2009. Partially offsetting this decrease will be the full year effect of the staff added during 2008 at our other offices to handle the additional workflow related to the CCSS acquisition.

Operating Expenses

The increase in selling and marketing expenses was due primarily to an increase in labor costs of $0.7 million related to additional staff and salary increases and $0.6 million of additional commissions. In 2007, we implemented a commission plan under which payments are based upon a percentage of revenue earned and bookings. Payments under the commission plan have increased as increased signings convert into revenue. Additionally, consultant costs increased $0.4 million related to rebranding and other marketing efforts. Smaller increases in a number of expense categories such as advertising and marketing, royalties and stock option expense comprise the balance of the increase in selling and marketing expense. The decrease in selling and marketing expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.

We expect that sales and marketing expenses may increase in 2009 as we are planning to make additional investments in sales and marketing including staff additions and spending on marketing programs.

The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to an increase of $2.5 million of costs resulting from the November 2007 acquisition of CCSS recognized in the year ended December 31, 2008 as compared to the year ended December 31, 2007, including an increase in the provision for stay pay incentives of $0.8 million. Other increases include a $1.1 million increase in labor related to additional staff and salary increases and a $0.6 million increase in bonus expense. During 2008 as compared to 2007, the cost of consultants increased $0.4 million, stock option compensation expense increased $0.3 million, and recruiting costs increased $0.2 million. A number of smaller increases ranging from $0.2 million to $0.4 million make up the remaining variance including non-income taxes, professional fees and office expenses which included the cost of moving our corporate offices in Philadelphia. These increases were partially offset by a reduction due to $0.7 million in severance-related costs for employees terminated in February 2007. General and administrative costs directly resulting from the acquisition of CCSS decreased significantly in the fourth quarter of 2008 as a result of the closure of the Reno office and will become insignificant in the future.

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments and foreign exchange gains, offset by interest expense related to capital lease obligations. Other income, net decreased primarily due to lower average cash balances in the year ended December 31, 2008 as compared to the year ended December 31, 2007, as a result of our use of cash in November 2007 for the CCSS acquisition, as well as significantly lower average interest rates during 2008. Partially offsetting this is an increase in foreign exchange gains as a result of lower exchange rates for the British pound as compared to the U.S. dollar.

Our effective tax rate was 37.7% and 37.6% for the years ended December 31, 2008 and 2007, respectively. The effective tax rate for the year ended December 31, 2008 included a benefit of $0.3 million related to our determination that a portion of our UK subsidiary’s current undistributed net earnings, as well as the future net earnings, will be permanently reinvested and a $0.6 million tax benefit related to the reversal of a tax accrual for a previously uncertain tax position. The effective tax rate for the year ended December 31, 2007 included approximately $0.1 million of items that benefited the 2006 U.S. federal tax return that were not reflected in the 2006 tax provision. The effective tax rate for the year ended December 31, 2007 also included a benefit from tax-free interest income which declined significantly in the year ended December 31, 2008.

We expect the effective tax rate may increase in 2009 due to the impact of the 2008 tax benefit items which reduced the 2008 effective tax rate from approximately 39.8% to 37.7%.

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

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2007

The following table presents statements of operations data with product line detail (dollars in thousands):

	Year Ended December 31,
	2006	2007	Increase (Decrease)

Licenses:
Net revenues	$3,017	$2,700	$(317)	(10.5%)
Costs of revenues	286	304	18	6.3%

Gross margin	$2,731	$2,396	$(335)	(12.3%)

Services:
Cardiac Safety
Net revenues	$48,139	$63,508	$15,369	31.9%
Costs of revenues	22,478	27,929	5,451	24.3%

Gross margin	$25,661	$35,579	$9,918	38.7%

Technology consulting and training
Net revenues	$3,184	$2,630	$(554)	(17.4%)
Costs of revenues	1,939	1,753	(186)	(9.6%)

Gross margin	$1,245	$877	$(368)	(29.6%)

Software maintenance
Net revenues	$3,986	$3,409	$(577)	(14.5%)
Costs of revenues	1,014	840	(174)	(17.2%)

Gross margin	$2,972	$2,569	$(403)	(13.6%)

Total services
Net revenues	$55,309	$69,547	$14,238	25.7%
Costs of revenues	25,431	30,522	5,091	20.0%

Gross margin	$29,878	$39,025	$9,147	30.6%

Site support:
Net revenues	$28,042	$26,451	$(1,591)	(5.7%)
Costs of revenues	18,821	17,808	(1,013)	(5.4%)

Gross margin	$9,221	$8,643	$(578)	(6.3%)

Total
Net revenues	$86,368	$98,698	$12,330	14.3%
Costs of revenues	44,538	48,634	4,096	9.2%

Gross margin	41,830	50,064	8,234	19.7%

Operating expenses:
Selling and marketing	11,051	11,222	171	1.5%
General and administrative	14,668	12,258	(2,410)	(16.4%)
Research and development	4,146	4,333	187	4.5%

Total operating expenses	29,865	27,813	(2,052)	(6.9%)

Operating income	11,965	22,251	10,286	86.0%
Other income, net	1,250	2,206	956	76.5%

Income before income taxes	13,215	24,457	11,242	85.1%
Income tax provision	4,905	9,205	4,300	87.7%

Net income	$8,310	$15,252	$6,942	83.5%

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Year Ended December 31,		Increase
	2006	2007	(Decrease)

Cost of licenses	9.5%	11.3%	1.8%
Cost of services:
Cardiac Safety	46.7%	44.0%	(2.7%)
Technology consulting and training	60.9%	66.7%	5.8%
Software maintenance	25.4%	24.6%	(0.8%)
Total cost of services	46.0%	43.9%	(2.1%)
Cost of site support	67.1%	67.3%	0.2%
Total costs of revenues	51.6%	49.3%	(2.3%)
Operating expenses:
Selling and marketing	12.7%	11.4%	(1.3%)
General and administrative	17.0%	12.4%	(4.6%)
Research and development	4.8%	4.4%	(0.4%)
Total operating expenses	34.5%	28.2%	(6.3%)

License revenues decreased due to the sale of one significant license in 2006 with no comparable sale in 2007.

The increase in Cardiac Safety service revenues was primarily due to additional transactions performed in 2007 as compared to 2006 partially offset by a decrease in average revenues per transaction. The decrease in average revenue per transaction was largely due to the impact of increased activity in semi-automated processing, which generally includes lower fees per transaction than other studies, as well as competitive pricing pressure. This decrease in average revenue per transaction primarily occurred in the first two quarters of 2007. The average revenue per transaction rose slightly in the third and fourth quarters of 2007. Additionally, Cardiac Safety service revenue in the year ended December 31, 2007 included $1.7 million of cardiac safety consulting services revenue, which was a new revenue source to ERT beginning in 2007. There was also a $1.1 million increase in project assurance fees and a $0.4 million increase in miscellaneous revenue, commensurate with the increase in ECG transaction revenue. The acquisition of CCSS added approximately $1.2 million in revenue in 2007, which effectively offset the impact of the $1.2 million of revenue we recognized in 2006 upon the termination of a Digital ECG Franchise at the end of August 2006 for which there was no corresponding revenue recognized in 2007.

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

Liquidity and Capital Resources

At December 31, 2008, we had $66.4 million of cash, cash equivalents and short-term investments. We had historically placed our investments in municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates and maturities of less than one year, and A1P1 rated commercial bonds and paper. Due to the current financial market conditions, we have invested primarily in liquid money market funds. We will continue to monitor conditions and look for prudent investment opportunities.

For the year ended December 31, 2008, our operations provided cash of $39.9 million compared to $36.0 million during the year ended December 31, 2007. The change was primarily the result of an increase of $9.8 million in net income and a $0.9 million increase in depreciation and amortization expense for assets associated with the CCSS acquisition in November 2007. Partially offsetting these positive impacts on cash flow was the change in deferred revenues which moved from a $2.5 million positive cash flow in the year ended December 31, 2007 to a $0.7 million use of cash in the year ended December 31, 2008 related to our increased revenue. Changes in income taxes, including deferred income taxes, which moved from a $3.1 million positive cash flow in the year ended December 31, 2007 to a $0.2 million use of cash in the year ended December 31, 2008, are due to the timing and size of income tax payments and provision.

For the year ended December 31, 2008, our investing activities used cash of $8.3 million as compared to $13.3 million during the year ended December 31, 2007. A total of $35.8 million was used in the year ended December 31, 2007 for the acquisition of CCSS while an additional $6.0 million was used in the year ended December 31, 2008 for contingent payments, transaction costs and severance and lease liabilities related to the CCSS acquisition. Net proceeds from the sales of investments increased cash by $33.5 million during the year ended December 31, 2007 and $8.7 million in the year ended December 31, 2008. Investments were sold in 2007 to provide funds to pay for the acquisition of CCSS and to eliminate positions in auction rate securities and variable rate demand notes.

During the years ended December 31, 2008 and 2007, we purchased $11.0 million and $11.1 million, respectively, of property and equipment which includes purchases of cardiac safety equipment, computers, other systems and equipment and certain capitalized development costs. Purchases in 2008 included $2.5 million related to leasehold improvements and other costs associated with the preparation of our new offices in Philadelphia. Included in property and equipment is internal use software associated with the development of a data and communications management services software product (EXPERT®) used in connection with our centralized core cardiac safety ECG services. We capitalize certain internal use software costs in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software for Internal Use.” The amortization is charged to the cost of Cardiac Safety services beginning at the time the software is ready for its intended use. A total of $10.6 million of initial development costs were incurred and capitalized for EXPERT® for the basic functionality required for this product and were placed into production in January 2007. These costs are being amortized over the estimated useful life of five years which results in monthly amortization of approximately $0.2 million. In 2007 and 2008, additional development costs of EXPERT® of $3.4 million have been incurred and capitalized through December 31, 2008 to develop new functionalities and enhancements while $0.4 million have been incurred for other internal-use software projects. We placed $0.6 million of these assets into service in 2008 and $3.0 million of the remaining assets were placed in service in January 2009. Accordingly, we have commenced amortization of the assets that have been placed in service.

In the second quarter of 2007, we announced that we were launching a new line of business focused on electronic patient reported outcomes (EXPERT® ePROtm) and entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 IVR clinical assessments offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of December 31, 2008, we paid HTS $1.5 million for the license in 2007 and $0.5 million in advanced payments against future royalties, of which $0.25 million was paid in each of 2007 and 2008. As of December 31, 2008, HTS earned royalties of $0.1 million, which were offset against these advanced payments. The total cost of the purchase and initial development costs to get EXPERT® ePROtm ready for its intended use totaled $1.8 million and are being amortized over five years. We will pay royalties to HTS based on the level of revenues we receive from the assessments and the IVR system. An additional $0.5 million royalty payment is guaranteed, and will be made in May 2009. Any royalties earned by HTS will be applied against these payments. After this payment is made, all future payments we make to HTS will be royalty payments based solely on revenues we receive from EXPERT® ePROtm sales.

Other less significant internal use software have been developed and capitalized and will continue to be developed in the future in accordance with management’s assessment of our needs.

For the year ended December 31, 2008, our financing activities used cash of $0.5 million as compared to $0.1 million for the year ended December 31, 2008. In 2008, we repurchased $2.6 million of our common stock under our stock buy-back program. This use of cash in financing activities during 2008 was partially offset by lower repayments of capital lease obligations as leases expired and were not replaced and higher proceeds from the exercise of stock options.

We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million which expires on June 1, 2009. To date, we have not borrowed any amounts under our line of credit. As of December 31, 2008, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million.

On July 14, 2008, we entered into a lease with NNN 1818 Market Street, LLC and affiliates for new office space at 1818 Market Street, Philadelphia, Pennsylvania. The lease commenced in November 2008 and provides for the rental of approximately 59,400 rentable square feet compared to approximately 40,000 square feet in our prior offices. The initial term of the lease is eleven years, and we have two successive five-year renewal options. For the first month of the lease, there was no minimum rent. For the next eight months of the lease, the minimum rent is $54,464 per month. Beginning with the tenth month of the lease, the minimum rent increases to $1,307,127 on an annualized basis and thereafter increases beginning on the second anniversary of the lease commencement by $29,697 annually for the remainder of the initial term of the lease. In addition to the minimum rent, we will be obligated, beginning in 2010, to pay our proportionate share of any increases in the operating expenses and real estate taxes for the building in which the leased premises are located over the amounts payable for calendar year 2009. Our proportionate share is calculated by measuring the rentable square feet included in the leased premises as a percentage of the total rentable square feet for the building. For each renewal term we exercise, the minimum rent will be the then-applicable fair market rental value as determined by the landlord or, if we do not agree with the landlord’s determination, by arbitration. We are accounting for this lease in accordance with the requirements of Statement of Financial Accounting Standards No. 13, “Accounting For Leases.”

We paid a security deposit of $0.2 million in cash upon execution of the lease to secure our obligations under the lease, of which 50% will be returned to us three years after commencement of the lease provided that we are not in default under the lease. We also incurred approximately $2.5 million in tenant improvements in addition to the allowance the landlord agreed to provide.

We expect that existing cash and cash equivalents and cash flows from operations will be sufficient to meet our foreseeable cash needs for at least the next year. However, there may be acquisition and other growth opportunities that require additional external financing and we may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that any such acquisitions will occur or that such financing will be available or available on terms acceptable to us, particularly in view of current capital market uncertainty.

Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 7.9 million shares remain to be purchased as of December 31, 2008. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and investments and could also require us to seek additional external financing. During the year ended December 31, 2008, we purchased 439,749 shares of our common stock at a cost of $2.6 million. No shares were purchased during the year ended December 31, 2007.

On November 28, 2007, we completed the acquisition of CCSS. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We have additionally incurred approximately $1.1 million in transaction costs. We may also pay contingent consideration of up to approximately $14.0 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through December 31, 2010. Through December 31, 2008, Covance earned $5.0 million of this contingent amount, of which $3.0 million was recognized in 2007 and $2.0 million in the year ended December 31, 2008. At December 31, 2008, approximately $0.7 million of the contingent amount earned remained to be paid to Covance, which we recorded in accounts payable. These contingent payments increased goodwill by $5.0 million. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety solutions for a ten-year period, subject to certain exceptions, and we agreed to pay referral fees on certain revenues.

We fully integrated the operations of CCSS into our existing operations in the third quarter of 2008. We did so by merging CCSS’s Reno, Nevada based operations into our existing operations and closing the operations in Reno. Costs identified at the date of the acquisition as part of this closing were estimated to be $1.2 million for severance and $0.9 million for lease costs. The actual final severance amount was $0.9 million. The estimated lease costs have been adjusted to $2.1 million based on further analysis in 2008. In accordance with Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these amounts have been recognized as a liability as of the date of the acquisition and included in the cost of the acquisition. Other costs such as stay pay incentive arrangements and other related period costs associated with the closing of the Reno location were expensed in the period when such costs were incurred. The stay pay incentive arrangements of $1.2 million were recognized as expense over the required service period of the employees. The expense recognized for the stay pay incentive for the year ended December 31, 2008 was $1.0 million.

The following table presents contractual obligations information as of December 31, 2008 (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Capital lease obligations	$49	$49	$—	$—	$—
Operating leases	22,638	3,073	5,907	4,652	9,006

Total	$22,687	$3,122	$5,907	$4,652	$9,006

The long-term portion of other liabilities is comprised of the present value of estimated lease costs for the Reno location. The gross amount of the payments associated with these liabilities is included in operating leases in the contractual obligations table above.

Inflation

We believe the effects of inflation and changing prices generally do not have a material adverse effect on our results of operations or financial condition.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 was to have become effective beginning with our first quarter 2008 fiscal period. In January 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay was intended to allow additional time for FASB to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 2 for information and related disclosures regarding our fair value measurements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We were required to adopt SFAS No. 141R in the first quarter of 2009 prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 was effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 was effective November 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

Critical Accounting Policies

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

For a discussion of how we allocated the purchase price of CCSS, see Note 2 to our consolidated financial statements included elsewhere herein. Future business combinations will be accounted for in accordance with the provisions of SFAS No. 141R, as discussed above in “— Recent Accounting Pronouncements.”

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

Significant management judgment is required in determining our provision for income taxes, deferred taxes and any valuation allowance recorded against deferred tax assets. As of December 31, 2008, we had a valuation allowance of $0.5 million related to the uncertain realization of certain deferred tax assets. See Note 7 to our consolidated financial statements for more information.

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

Interest Rate Risk

We had historically placed our investments in municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year, and A1P1 rated commercial bonds and paper. Due to the current financial market conditions, we have invested primarily in liquid money market funds. We will continue to monitor conditions and look for prudent investment opportunities. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, we will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the year ended December 31, 2008 would have decreased by approximately $0.6 million. This estimate assumes that the decrease occurred on the first day of 2008 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents, short-term investments and long-term investments. See “Liquidity and Capital Resources” as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Foreign Currency Risk

We operate on a global basis from locations in the United States (U.S.) and the United Kingdom (UK). All international net revenues and expenses are billed or incurred in either U.S. dollars or pounds sterling. As such, we face exposure to adverse movements in the exchange rate of the pound sterling. As the currency rate changes, translation of the statement of operations of our UK subsidiary from the local currency to U.S. dollars affects year-to-year comparability of operating results. We do not currently hedge translation risks because any cash flows from UK operations are reinvested in the UK.

Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the year ended December 31, 2008 by approximately $0.8 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is set forth on Pages F-1 through F-31.

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

See Management’s Report on Internal Control Over Financial Reporting on page F-2.

Report of the independent registered public accounting firm

See Report of Independent Registered Public Accounting Firm on page F-3.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement (the “Proxy Statement”) to be filed with the SEC for our Annual Meeting of Stockholders to be held on April 29, 2009, under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Business Conduct,” and is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference to the information set forth in “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference to the information set forth in ‘” Stock Ownership — The Stock Ownership of Our Principal Stockholders, Directors and Executive Officers” and “Executive Compensation — Compensation Discussion and Analysis — Elements of Our Compensation Program — Existing Equity Compensation Plan” in the Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1.	The consolidated financial statements of eResearchTechnology, Inc. (the “Company”) filed as a part of this Form 10-K are listed on the attached Index to Consolidated Financial Statements and Financial Statement Schedule at F-1.

2.	The financial statement schedule of the Company filed as a part of this Form 10-K is listed in the attached Index to Consolidated Financial Statements and Financial Statement Schedule at F-1.

3. Exhibits.

3.1	Restated Certificate of Incorporation, as amended.(1)

3.2	Bylaws.(2)

3.3	Amendment to Bylaws.(3)

3.4	Certificate of Merger between the Company and ERT Operating Company.(4)

4.1	Form of Stock Certificate.(4)

10.1	Registration Rights Agreement dated August 27, 1999.(5)

10.2	Share Purchase Agreement dated November 27, 2007 by and among the Company, Covance Central Laboratory Services Limited Partnership, Covance Cardiac Safety Services Inc. and Covance Inc.(6)

10.4	Exclusive Marketing Agreement dated November 27, 2007 by and between the Company and Covance Inc.(7)

10.7	1996 Stock Option Plan, as amended.(4)*

10.12	2007 Bonus Plan.(8)*

10.13	2008 Bonus Plan.(9)*

10.20	1818 Market Street Office Lease between the Company and NNN 1818 Market Street, LLC and Affiliates.(10)

10.23	Sublease Agreement between the Company and Raytheon Engineers & Constructors, Inc.(3)

10.25	Amendment to the Sublease Agreement between the Company and 17th Ludlow Property, L.L.C.(11)

10.26	Amendment to the Sublease Agreement between the Company and 17th Ludlow Property, L.L.C.(12)

10.29	Promissory Note to Wachovia Bank, National Association effective June 26, 2008.(13)

10.30	Loan Agreement with Wachovia Bank, National Association effective June 26, 2008.(13)

10.31	Amended and Restated 2003 Equity Incentive Plan, as amended.(8)*

10.40	Management Employment Agreement effective February 7, 2006 between Joseph Esposito and the Company.(14)*

10.41	Amendment to Management Employment Agreement effective August 16, 2004 between Dr. Joel Morganroth and the Company.(1)*

10.42	Management Employment Agreement effective January 1, 2008 between Dr. Joel Morganroth and the Company.(15)*

10.43	Consultant Agreement effective January 1, 2007 between Dr. Joel Morganroth and the Company.(8)*

10.44	Management Employment Agreement effective August 20, 2004 between Dr. Jeffrey Litwin and the Company.(1)*

10.46	Consultant Agreement effective January 1, 2008 between Dr. Joel Morganroth and the Company.(15)*

10.47	Management Employment Agreement effective September 2, 2004 between Robert Brown and the Company.(9)*

10.48	Management Employment Agreement effective June 23, 2006 between Michael J. McKelvey and the Company.(16)*

10.49	Management Employment Agreement effective May 17, 2006 between Richard A. Baron and the Company.(16)*

10.50	Amendment to Management Employment Agreement effective June 12, 2006 between Richard A. Baron and the Company.(16)*

10.51	Amended and Restated Management Employment Agreement effective June 17, 2008 between Steven M. Eisenstein and the Company(13)*

10.52	Lease Agreement dated August 18, 2000 between Advance/GLD 2 L.L.C. and the Company.(17)

10.53	Management Employment Agreement effective July 28, 2008 between Keith D. Schneck and the Company.*

10.54	Lease Agreement dated September 28, 2004 between Royal and Sun Alliance Insurance PLC and the Company’s subsidiary, eResearchTechnology Limited.(18)

10.56	Management Employment Agreement effective May 21, 2001 between Dr. Joel Morganroth and the Company.(19)*

10.59	Attornment Agreement between 17th Ludlow Property, L.L.C. and the Company.(4)

21.1	Subsidiaries of the Registrant.(15)

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 4, 2004.

(2)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Registration Statement on Form S-1, File No. 333-17001, declared effective by the Securities and Exchange Commission on February 3, 1997.

(3)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 31, 1999.

(4)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 12, 2002.

(5)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 8-K on September 9, 1999.

(6)	Incorporated by reference to Exhibit 2.1, filed with the Company’s Form 8-K on December 4, 2007.

(7)	Incorporated by reference to Exhibit 10.1, filed with the Company’s Form 8-K on December 4, 2007. Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(8)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 4, 2007.

(9)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 8, 2008.

(10)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 7, 2008.

(11)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 7, 2003.

(12)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 3, 2004.

(13)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 7, 2008.

(14)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 10, 2006.

(15)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 7, 2008.

(16)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 4, 2006.

(17)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 13, 2000.

(18)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 11, 2005.

(19)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 10, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March, 2009.

eResearchTechnology, Inc.

By:	/s/ Michael J. McKelvey
Michael J. McKelvey
President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. McKelvey Michael J. McKelvey	President and Chief Executive Officer, Director (Principal executive officer)	March 2, 2009

/s/ Joel Morganroth, MD Joel Morganroth, MD	Chairman of the Board of Directors	March 2, 2009

/s/ Keith D. Schneck Keith D. Schneck	Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)	March 2, 2009

/s/ Sheldon M. Bonovitz Sheldon M. Bonovitz	Director	March 2, 2009

/s/ Michael DeMane Michael DeMane	Director	March 2, 2009

/s/ Gerald A. Faich, MD, MPH Gerald A. Faich, MD, MPH	Director	March 2, 2009

/s/ David D. Gathman David D. Gathman	Director	March 2, 2009

/s/ Elam M. Hitchner Elam M. Hitchner	Director	March 2, 2009

/s/ Stephen S. Phillips Stephen S. Phillips	Director	March 2, 2009

/s/ Stephen M. Scheppmann Stephen M. Scheppmann	Director	March 2, 2009

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2008.

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

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders
eResearchTechnology, Inc.:

We have audited eResearchTechnology, Inc’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, eResearchTechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eResearchTechnology, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
eResearchTechnology, Inc.:

We have audited the accompanying consolidated balance sheets of eResearchTechnology, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eResearchTechnology, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), eResearchTechnology Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 2, 2009

eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2007	2008

Assets
Current Assets:
Cash and cash equivalents	$38,082	$66,376
Short-term investments	8,797	50
Accounts receivable, net	26,718	29,177
Prepaid income taxes	743	1,892
Prepaid expenses and other	3,087	2,885
Deferred income taxes	901	1,831

Total current assets	78,328	102,211
Property and equipment, net	33,347	29,639
Goodwill	30,908	34,603
Intangible assets	3,849	2,149
Deferred income taxes	1,011	—
Other assets	253	520

Total assets	$147,696	$169,122

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,505	$3,971
Accrued expenses	11,875	8,140
Income taxes payable	2,352	2,492
Current portion of capital lease obligations	1,097	43
Deferred revenues	13,905	12,276

Total current liabilities	32,734	26,922
Capital lease obligations, excluding current portion	48	—
Deferred rent	228	2,183
Deferred income taxes	—	1,332
Other liabilities	1,174	1,257

Total liabilities	34,184	31,694

Commitments and contingencies
Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 58,870,291 and 59,950,257 shares issued, respectively	589	600
Additional paid-in capital	87,957	93,828
Accumulated other comprehensive income (loss)	1,679	(2,716)
Retained earnings	85,477	110,479
Treasury stock, 8,247,119 and 8,686,868 shares at cost, respectively	(62,190)	(64,763)

Total stockholders’ equity	113,512	137,428

Total liabilities and stockholders’ equity	$147,696	$169,122

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2007	2008

Net revenues:
Licenses	$3,017	$2,700	$3,203
Services	55,309	69,547	99,258
Site support	28,042	26,451	30,679

Total net revenues	86,368	98,698	133,140

Costs of revenues:
Cost of licenses	286	304	755
Cost of services	25,431	30,522	39,697
Cost of site support	18,821	17,808	18,445

Total costs of revenues	44,538	48,634	58,897

Gross margin	41,830	50,064	74,243

Operating expenses:
Selling and marketing	11,051	11,222	13,273
General and administrative	14,668	12,258	18,181
Research and development	4,146	4,333	4,394

Total operating expenses	29,865	27,813	35,848

Operating income	11,965	22,251	38,395
Other income, net	1,250	2,206	1,730

Income before income taxes	13,215	24,457	40,125
Income tax provision	4,905	9,205	15,123

Net income	$8,310	$15,252	$25,002

Basic net income per share	$0.17	$0.30	$0.49

Diluted net income per share	$0.16	$0.29	$0.48

Shares used to calculate basic net income per share	49,474	50,476	50,870

Shares used to calculate diluted net income per share	51,485	51,743	52,015

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income	Earnings	Stock	Total

Balance, January 1, 2006	56,871,010	569	73,290	586	61,915	(56,387)	79,973
Comprehensive income
Net income	—	—	—	—	8,310	—	8,310
Currency translation adjustment, net of tax	—	—	—	924	—	—	924

Total comprehensive income							9,234
Purchase of treasury stock	—	—	—	—	—	(5,803)	(5,803)
Share-based compensation	—	—	2,970	—	—	—	2,970
Tax benefit from exercise of stock options	—	—	3,397	—	—	—	3,397
Exercise of stock options	1,485,536	15	3,836	—	—	—	3,851

Balance, December 31, 2006	58,356,546	584	83,493	1,510	70,225	(62,190)	93,622
Comprehensive income
Net income	—	—	—	—	15,252	—	15,252
Currency translation adjustment, net of tax	—	—	—	169	—	—	169

Total comprehensive income							15,421
Share-based compensation	—	—	2,015	—	—	—	2,015
Capitalized share-based compensation	—	—	40	—	—	—	40
Tax benefit from exercise of stock options	—	—	759	—	—	—	759
Exercise of stock options	513,745	5	1,650	—	—	—	1,655

Balance, December 31, 2007	58,870,291	589	87,957	1,679	85,477	(62,190)	113,512
Comprehensive income
Net income	—	—	—	—	25,002	—	25,002
Currency translation adjustment, net of tax	—	—	—	(4,395)	—	—	(4,395)

Total comprehensive income							20,607
Purchase of treasury stock	—	—	—	—	—	(2,573)	(2,573)
Share-based compensation	—	—	2,600	—	—	—	2,600
Capitalized share-based compensation	—	—	58	—	—	—	58
Tax benefit from exercise of stock options	—	—	855	—	—	—	855
Exercise of stock options	1,079,966	11	2,358	—	—	—	2,369

Balance, December 31, 2008	59,950,257	$600	$93,828	$(2,716)	$110,479	$(64,763)	$137,428

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2006	2007	2008

Operating activities:
Net income	$8,310	$15,252	$25,002
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	11,253	15,129	16,038
Cost of sales of equipment	3,722	1,143	743
Provision for uncollectible accounts	111	30	189
Share-based compensation	2,975	2,004	2,604
Deferred income taxes	(1,753)	(521)	1,098
Investment impairment charge	226	—	—
Changes in operating assets and liabilities exclusive of CCSS acquisition:
Accounts receivable	(2,567)	(4,192)	(3,840)
Prepaid expenses and other	132	352	41
Accounts payable	950	(2,147)	175
Accrued expenses	(1,634)	2,928	(80)
Income taxes	(351)	3,658	(1,290)
Deferred revenues	(4,897)	2,487	(667)
Deferred rent	(145)	(122)	(64)

Net cash provided by operating activities	16,332	36,001	39,949

Investing activities:
Purchases of property and equipment	(15,181)	(11,073)	(10,969)
Purchases of investments	(46,425)	(58,008)	—
Proceeds from sales of investments	40,658	91,555	8,747
Payments for acquisition	—	(35,800)	(6,042)

Net cash used in investing activities	(20,948)	(13,326)	(8,264)

Financing activities:
Repayment of capital lease obligations	(153)	(2,504)	(1,102)
Proceeds from exercise of stock options	3,851	1,655	2,369
Stock option income tax benefit	3,400	760	849
Repurchase of common stock for treasury	(5,803)	—	(2,573)

Net cash (used in) provided by financing activities	1,295	(89)	(457)

Effect of exchange rate changes on cash	386	(1)	(2,934)

Net increase (decrease) in cash and cash equivalents	(2,935)	22,585	28,294
Cash and cash equivalents, beginning of period	18,432	15,497	38,082

Cash and cash equivalents, end of period	$15,497	$38,082	$66,376

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements

1.	Background and Summary of Significant Accounting Policies:

Background

eResearchTechnology, Inc. (ERT), a Delaware corporation, was founded in 1977 to provide Cardiac safety solutions to evaluate the safety of new drugs. ERT and its consolidated subsidiaries collectively are referred to as the “Company” or “we.” We provide technology and service solutions that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic services (Cardiac Safety solutions) and a leading provider of technology solutions that streamline the clinical trials process by enabling our clients to evolve from traditional, paper-based methods to electronic processing using our EDC and ePRO products and solutions.

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. We offer Cardiac Safety solutions, which are utilized by pharmaceutical companies, biotechnology companies, medical device companies, clinical trial sponsors and clinical research organizations (CROs) during the conduct of clinical trials. Our Cardiac Safety solutions include the collection, interpretation and distribution of electrocardiographic (ECG) data and images and are performed during clinical trials in all phases of the clinical research process. The ECG provides an electronic map of the heart’s rhythm and structure, and typically is performed in most clinical trials. Our Cardiac Safety solutions permit assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Specific trials, such as a Thorough QTc study, focus on the cardiac safety profile of a compound. Thorough QTc studies are comprehensive studies that typically are of large volume and short duration and are recommended by the United States Food and Drug Administration (FDA) under guidance issued in 2005 by the International Committee on Harmonization (ICH E14). We also offer site support, which includes the rental and sale of cardiac safety equipment along with related supplies and logistics management. Additionally, under our EDC solutions, we offer the licensing and, at the client’s option, hosting of our proprietary software products and the provision of maintenance and consulting services in support of these products. We also offer electronic patient reported outcomes (ePRO) solutions along with proprietary clinical assessments.

On November 28, 2007, we acquired Covance Cardiac Safety Services, Inc. (CCSS), the centralized ECG business of Covance Inc. (Covance). See Note 2 for a summary of the terms of this acquisition.

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

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

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

Business Combinations

In November 2007, we completed the acquisition of CCSS. We were required to allocate the purchase price of acquired companies to the tangible and intangible assets we acquired and liabilities we assumed based on their estimated fair values. This valuation required management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets included but were not limited to: future expected cash flows from customer contracts, customer relationships, proprietary technology and discount rates. Our estimates of fair value were based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

For a discussion of how we allocated the purchase price of CCSS, see Note 2.

We may pursue additional acquisitions in the future.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

We consider cash on deposit and in overnight investments and investments in money market funds with financial institutions to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds.

Short-term Investments

At December 31, 2008, short-term investments consisted of an auction rate security issued by a government-sponsored agency. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. We classified our short-term investment at December 31, 2007 and 2008 as available-for-sale. At December 31, 2007 and 2008, unrealized gains and losses were immaterial. Realized gains and losses during 2006, 2007 and 2008 were immaterial. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Depreciation expense was $10.1 million, $12.1 million and $11.9 million for the years ended December 31, 2006, 2007 and 2008, respectively.

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

Amortization of capitalized software development costs is charged to costs of revenues. Amortization of capitalized software development costs was $1.1 million, $2.8 million and $2.5 million for the years ended December 31, 2006, 2007 and 2008, respectively. During the years ended December 31, 2006, 2007 and 2008, we capitalized $4.6 million, $3.5 million and $2.0 million, respectively, of software development costs primarily related to EXPERT and ePRO. As of December 31, 2008, $3.2 million of capitalized costs have not yet been placed in service and are therefore not being amortized.

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

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

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

The gross cost for cardiac safety equipment was $36.8 million and $35.2 million at December 31, 2007 and 2008, respectively. The accumulated depreciation for cardiac safety equipment was $20.0 million and $25.0 million at December 31, 2007 and 2008, respectively.

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

Goodwill

As a result of the CCSS acquisition, we carry a significant amount of goodwill. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2006, 2007 or 2008.

When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.

The carrying value of goodwill was $30.9 million and $34.6 million as of December 31, 2007 and 2008, respectively. During fiscal 2007, goodwill increased approximately $29.7 million due to the acquisition of the centralized ECG business of Covance Inc. During fiscal 2008, goodwill increased approximately $3.7 million due to contingent payments, transaction fees and other adjustments related to the CCSS acquisition. See Note 2 for additional disclosure regarding the CCSS acquisition.

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

Long-lived Assets

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances so indicate, we assess the potential impairment of our long-lived assets

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during 2006, 2007 or 2008.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2006, 2007 and 2008 was $0.7 million, $0.8 million and $1.0 million, respectively.

Stock-Based Compensation

Accounting for Stock-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006 is recognized in the Consolidated Statements of Operations over the remaining service period after such date based on the award’s original estimate of fair value. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the years ended December 31, 2006, 2007 and 2008 under SFAS No. 123R was $2.8 million, $2.0 million and $2.6 million, respectively.

Valuation Assumptions for Options Granted

The fair value of each stock option granted during the years ended December 31, 2006, 2007 and 2008 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table.

	2006	2007	2008

Risk-free interest rate	4.82%	4.68%	2.23%
Expected life	3.5 years	3.5 years	3.5 years
Expected volatility	59.68%	55.89%	51.50%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis. The above assumptions were used to determine the weighted-average per share fair value of $6.15, $3.38 and $4.89 for stock options granted during the years ended December 31, 2006, 2007 and 2008, respectively.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” effective January 1, 2007. See Note 7 for further discussion.

Other Income, Net

Other income, net consists primarily of earnings on cash, cash equivalents and short-term and long-term investments as well as foreign exchange gains, partially offset by interest expense related to capital lease obligations, foreign exchange losses and, in 2006, impairment charges related to a cost basis investment.

Supplemental Cash Flow Information

We paid $3.8 million, $5.7 million and $15.2 million for income taxes in the years ended December 31, 2006, 2007 and 2008, respectively.

During the year ended December 31, 2006, we acquired $1.0 million of property and equipment which was financed through accounts payable at December 31, 2007. During the year ended December 31, 2007, we acquired $3.6 million of property and equipment through the conversion of operating leases into capital leases due to an agreement to purchase all of our leased cardiac safety equipment at an established price at the end of each lease schedule’s term, rather than return the equipment at that time.

In connection with our lease for our new office in Philadelphia, Pennsylvania, that commenced in November 2008, the landlord provided approximately $2.1 million of tenant improvements.

Concentration of Credit Risk and Significant Clients

Our business depends entirely on the clinical trials that pharmaceutical, biotechnology and medical device companies conduct. Our revenues and profitability will decline if there is less competition in the pharmaceutical, biotechnology or medical device industries, which could result in fewer products under development and decreased pressure to accelerate a product approval. Our revenues and profitability will also decline if the FDA or similar agencies in foreign countries modify their requirements, thereby decreasing the need for our solutions.

Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the pharmaceutical, biotechnology and medical device industries. For the years ended December 31, 2006, 2007 and 2008, one client accounted for approximately 16%, 24% and 23% of net revenues, respectively. The loss of this client could have a material adverse effect on our operations. We maintain reserves for potential credit losses. Such losses, in the aggregate, have not historically exceeded management’s estimates.

Translation of Foreign Financial Statements

Assets and liabilities of our UK subsidiary, whose functional currency is the British pound, are translated into U.S. dollars at the exchange rate as of the end of each reporting period. The consolidated statement of operations is translated at the average exchange rate for the period. Net exchange gains or losses resulting from the translation of foreign financial statements are accumulated and credited or charged directly to a separate component of other

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

comprehensive income. Foreign currency transaction gains or losses are recorded in other income, net in the consolidated statement of operations as incurred and net gains totaled $0.8 million in 2008.

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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Net		Per Share
Year Ended December 31,	Income	Shares	Amount

2006
Basic net income	$8,310	49,474	$0.17
Effect of dilutive shares	—	2,011	(0.01)

Diluted net income	$8,310	51,485	$0.16

2007
Basic net income	$15,252	50,476	$0.30
Effect of dilutive shares	—	1,267	(0.01)

Diluted net income	$15,252	51,743	$0.29

2008
Basic net income	$25,002	50,870	$0.49
Effect of dilutive shares	—	1,145	(0.01)

Diluted net income	$25,002	52,015	$0.48

In computing diluted net income per share, 1,523,000, 1,497,000 and 2,623,000 options to purchase shares of common stock were excluded from the computations for the years ended December 31, 2006, 2007 and 2008, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective periods.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 was to have become effective beginning with our first quarter 2008 fiscal period. In January 2008, FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay was intended to allow additional time for FASB to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 13 for information and related disclosures regarding our fair value measurements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We were required to adopt SFAS No. 141R in the first quarter of 2009 prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 was effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 was effective November 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

2.	Business Combination

On November 28, 2007, we completed the acquisition of CCSS. We have included CCSS’s operating results in our Consolidated Statements of Operations from the date of the acquisition. CCSS is engaged primarily in the business of processing electrocardiograms in a digital environment as part of clinical trials of pharmaceutical candidates to permit assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Under the terms of the Purchase Agreement, we purchased all of the outstanding shares of capital stock of CCSS in consideration of an upfront cash payment of $35.2 million plus additional cash payments of up to approximately $14.0 million, based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. We have additionally incurred approximately $1.1 million in transaction costs. Through December 31, 2008, Covance earned $5.0 million of this contingent amount, of which $3.0 million was recognized in 2007 and $2.0 million in the year ended December 31, 2008. At December 31, 2008, approximately $0.7 million of the contingent amount earned remained to be paid to Covance which we recorded in accounts payable. These contingent amounts increased goodwill by $5.0 million. The acquisition included a marketing agreement under which Covance is obligated to use us as its provider of centralized cardiac safety solutions, and to offer these solutions to Covance’s clients, on an exclusive basis, for a 10-year period, subject to certain exceptions. We expense payments to Covance based upon a portion of the revenues we receive during each calendar year of the 10-year term that are based primarily on referrals made by Covance under the agreement. The agreement does not restrict our continuing collaboration with our other key CRO, Phase I units, Academic Research Centers and other strategic partners.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

We fully integrated the operations of CCSS into our existing operations in the third quarter of 2008. We did so by merging CCSS’s Reno, Nevada based operations into our existing operations and closing the operations in Reno. Costs identified at the date of the acquisition as part of this closing were estimated to be $1.2 million for severance and $0.9 million for lease costs. The actual final severance amount was $0.9 million. The estimated lease costs have been adjusted to $2.1 million based on further analysis in 2008. In accordance with Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these amounts have been recognized as a liability as of the date of the acquisition and included in the cost of the acquisition. Other costs such as stay pay incentive arrangements and other related period costs associated with the closing of the Reno location were expensed in the period when such costs were incurred. The stay pay incentive arrangements of $1.2 million were recognized as expense over the required service period of the employees. The expense recognized for the stay pay incentive for the year ended December 31, 2007 was $0.2 million and $1.0 million for the year ended December 31, 2008.

The acquisition costs of CCSS have been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, as revised, as follows (in thousands):

Property and equipment	$2,447
Backlog	1,900
Customer relationships	1,700
Technology	400
Deferred tax assets	1,740
Goodwill, including workforce	33,392
Accrued liabilities relating to severance and lease costs	(3,034)
Other net assets acquired	2,743

Purchase price	$41,288

During the year ended December 31, 2007, goodwill was increased by $26.7 million due to the purchase of CCSS and $3.0 million of contingent payments to Covance. During the year ended December 31, 2008, goodwill was increased by $3.7 million. The $3.7 million is comprised of contingent payments to Covance of $2.0 million, $1.2 million of net adjustments to severance, lease costs and deferred taxes and additional transaction costs of $0.5 million. Backlog is being amortized over three years on an accelerated basis. Customer relationships are being amortized over ten years using the straight-line method and technology was amortized over one year using the straight-line method.

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
Notes To Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2006	2007
	(Unaudited)
	(In thousands)

Revenue	$117,243	$120,163
Operating income	14,455	21,176
Net income	8,785	13,439
Basic net income per share	$0.18	$0.27
Diluted net income per share	$0.17	$0.26

3.	Intangible Assets

Amortization of intangible assets represents the amortization of the intangible assets from the CCSS acquisition. The gross and net carrying amounts of the acquired intangible assets as of December 31, 2007 and 2008 were as follows (in thousands):

	December 31, 2007
					Estimated
		Accumulated	Net Book		Useful Life
Description	Gross Value	Amortization	Value		(In Years)

Backlog	$1,900	$104	$1,796	*	3
Customer Relationships	1,700	14	1,686		10
Technology	400	33	367		1

Total	$4,000	$151	$3,849

	December 31, 2008
	Estimated				Estimated
	Fair	Accumulated	Net Book		Useful Life
Description	Value	Amortization	Value		(In Years)

Backlog	$1,900	$1,269	$631	*	3
Customer Relationships	1,700	182	$1,518		10
Technology	400	400	$—		1

Total	$4,000	$1,851	$2,149

*	The backlog is being amortized over three years on an accelerated basis.

The related amortization expense reflected in our consolidated statements of operations for the years ended December 31, 2007 and 2008 was $151 and $1,700, respectively.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31:

Amortization
of Intangible
Years Ending December 31,	Assets

2009	542
2010	431
2011	170
2012	170
2013	170
Thereafter	666

Total	$2,149

4.	Accounts Receivable, Net

The components of accounts receivable, net were as follows (in thousands):

	December 31,
	2007	2008

Billed	$24,996	$29,660
Unbilled	2,275	212
Allowance for doubtful accounts	(553)	(695)

	$26,718	$29,177

5.	Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	December 31,
	2007	2008

Computer and other equipment	$13,380	$14,933
Cardiac safety rental equipment	36,797	35,190
Furniture and fixtures	3,171	3,336
Leasehold improvements	4,052	5,841
System development costs	21,931	23,970

	79,331	83,270
Less-Accumulated depreciation	(45,984)	(53,631)

	$33,347	$29,639

6.	Line of Credit

We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million which expires on June 1, 2009. To date, we have not borrowed any amounts under our line of credit. As of December 31, 2008, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

7.	Income Taxes

The income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2006	2007	2008

Current provision:
Federal	$3,023	$7,038	$8,249
State and local	102	1,212	2,822
Foreign	835	1,473	2,639

	3,960	9,723	13,710

Deferred provision (benefit):
Federal	847	(403)	1,405
State and local	500	378	521
Foreign	(402)	(493)	(513)

	945	(518)	1,413

	$4,905	$9,205	$15,123

Foreign income before income taxes was $1.4 million, $4.1 million and $8.6 million for the years ended December 31, 2006, 2007 and 2008, respectively.

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements was as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Tax at federal statutory rate	$4,625	$8,560	$14,044
State and local taxes, net of federal	391	1,033	2,172
Foreign tax differential	—	—	(931)
Federal tax credits	(115)	(175)	(90)
Tax-free interest income	(425)	(551)	(59)
Share-based compensation expense	483	361	352
Decrease in unrecognized tax benefits	—	—	(550)
Other	(54)	(23)	185

	$4,905	$9,205	$15,123

Tax benefits of $3.4 million, $0.8 million and $0.9 million associated with the exercise of employee stock options were allocated to equity and recorded in additional paid-in capital in the years ended December 31, 2006, 2007 and 2008, respectively.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

The components of our net deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2007	2008

Goodwill amortization	$902	$623
Depreciation	—	1,412
Capitalized R&D expenses	1,522	1,274
Tax credit carryforwards	147	—
Net operating loss carryforwards	311	116
Investment impairment	1,029	1,049
Reserves and accruals	1,941	2,552
Share-based compensation expense	698	1,258

Gross deferred tax assets	6,550	8,284

Repatriation of UK earnings	(1,301)	(703)
Depreciation	(761)	(5,112)
Amortization of intangibles	(1,547)	(921)

Gross deferred tax liabilities	(3,609)	(6,736)

Deferred tax assets valuation allowance	(1,029)	(1,049)

Net deferred tax assets	$1,912	$499

Our transfer pricing methodology for the majority of our revenue categories is the profit split methodology due to our global approach to the management of operations. The profit split methodology equalizes gross margins for each legal entity based upon its respective direct costs. While we believe that the profit split methodology is the best available methodology currently, we will continue to assess the available options. In addition, we determined that all license revenue should be recognized by our operations based in the United States.

At December 31, 2008, we had net operating loss carryforwards for state tax purposes of approximately $1.8 million, which will begin to expire in 2018. At December 31, 2006, 2007 and 2008, we had a valuation allowance of $2.4 million, $1.0 million and $1.0 million, respectively, related to the capital loss on the investment impairment. During the year ended December 31, 2007, the gross deferred tax asset and valuation allowance were each reduced by $1.4 million due to the expiration of the capital loss carryforward period.

Based on our current and future estimates of pretax earnings, management believes the amount of gross deferred tax assets will more likely than not be realized through future taxable income, after consideration of the valuation allowance.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of SFAS 109, on January 1, 2007. We did not recognize any adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date, we had $0.8 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2008, we had $0.5 million of unrecognized tax benefits under the provisions of FIN 48. In 2008, we recognized a $0.6 million tax benefit related to the reversal of a tax accrual for a previously uncertain tax position. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

The following is a rollforward of the total gross unrecognized tax benefit liabilities for the years ended December 31, 2007 and 2008 (in thousands):

	December 31,	December 31,
	2007	2008

Unrecognized tax benefits at January 1, 2008	$781	$991
Increase in unrecognized tax benefits for tax positions taken in a prior year	54	23
Increase in unrecognized tax benefits for tax positions taken in the current year	156	34
Settlements	—	—
Expiration of statutes of limitations	—	(550)

Unrecognized tax benefits at December 31, 2008	$991	$498

The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject. Due to potential lapses of the statutes of limitations in various jurisdictions in which we operate, it is reasonably possible that the unrecognized tax benefits may decrease by up to $0.2 million during the next twelve months.

8.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	2007	2008

Accrued compensation	$5,886	$5,518
Accrued CCSS contingent purchase price payment	3,010	—
Accrued outside services	688	421
Deferred rent	591	408
Other accrued liabilities	1,700	1,793

Total accrued expenses	$11,875	$8,140

9.	Employee Retirement Plan

We sponsor a 401(k) savings plan for all of our eligible employees. Generally, participants in this plan may contribute a portion of their compensation on either a before-tax basis, or on both a before-tax and after-tax basis. The plan also provides for mandatory and discretionary employer matching contributions at various rates. The cost of benefits under the savings plan totaled $0.5 million in 2006, $0.5 million in 2007 and $0.7 million in 2008.

10.	Related Party Transactions

Our Chairman is a cardiologist who provides medical professional services to the Company as an independent contractor through his wholly-owned professional corporation (see Note 12). Beginning in January 2007, we entered into an arrangement with a consulting company owned by our Chairman, Dr. Morganroth, relating to Dr. Morganroth’s initiation of a company consulting practice through the transition of his historic consulting services to ERT. In return, Dr. Morganroth’s company receives a percentage of the net amounts billed by ERT for Dr. Morganroth’s services to our customers. That percentage ranged between 80% to 90% in 2007 and was 80% in 2008. Revenues recorded in connection with this consulting arrangement approximated $1.6 million and $1.3 million in the years ended December 31, 2008 and 2007, respectively. Fees incurred under this consulting arrangement approximated $1.3 million and $1.1 million in the years ended December 31, 2008 and 2007, respectively. Total fees incurred under this consulting arrangement approximated $0.3 million, $1.5 million and $1.8 million in the years ended December 31, 2006, 2007 and 2008, respectively. At December 31, 2007 and 2008, $0.3 million and $0.3 million, respectively, was owed to the professional corporation in connection with the consulting agreement.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

One of our directors is of counsel to the law firm of Duane Morris LLP, which performs legal services for us. We paid fees for such services in the amount of $0.4 million, $0.9 million and $0.5 million for the years ended December 31, 2006, 2007 and 2008, respectively.

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

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Information with respect to outstanding options under our plans is as follows:

		Weighted	Remaining
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(In Years)	(In thousands)

Outstanding as of January 1, 2008	4,109,611	$8.44
Granted	909,200	12.38
Exercised	(1,079,966)	2.19
Cancelled/forfeited	(302,985)	11.26

Outstanding as of December 31, 2008	3,635,860	$11.03	4.8	$2,285

Options exercisable or expected to vest at December 31, 2008	3,433,544	$11.01	4.8	$2,285

Options exercisable at December 31, 2008	2,287,085	$10.82	4.2	$2,285

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of our common stock. The total intrinsic value of options exercised for the years ended December 31, 2006, 2007 and 2008 was $11.9 million, $2.5 million and $6.1 million, respectively.

As of December 31, 2008, 2,287,085 options with a weighted average exercise price of $10.82 per share were exercisable under the 1996 Plan and the 2003 Plan and 3,321,729 shares were available for future awards under the 2003 Plan.

As of December 31, 2008, there was $4.5 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Tax Effect Related to Share-Based Compensation Expense

SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the statement of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our Consolidated Statement of Operations for the years ended December 31, 2006, 2007 and 2008 related to share-based compensation expense was approximately $0.5 million, $0.4 million and $0.6 million, respectively.

12.	Commitments and Contingencies

Leases

We lease office space and certain equipment. While the majority of the leases are operating leases, certain Cardiac Safety equipment is leased under capital leases. Rent expense, net of sublease rentals, for all operating leases for the years ended December 31, 2006, 2007 and 2008 was $5.5 million, $3.4 million and $3.3 million, respectively.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

We lease approximately 59,000 square feet of office space in Philadelphia, Pennsylvania, which expires in October 2019. We also lease approximately 31,000 square feet of office space in Bridgewater, New Jersey, which expires in January 2011 and we lease approximately 18,000 square feet of office space in Peterborough, United Kingdom, which expires in June 2013. We also lease approximately 51,000 square feet in Reno, Nevada, which expires in November 2013. We vacated the Reno location in August 2008 and we are seeking a lessee or sublessee for the property, and both we and Covance are obligated to use our commercially reasonable efforts to locate an appropriate tenant. We were responsible for all payment obligations on the Reno lease through November 28, 2008. From November 28, 2008 through November 28, 2012, we will split the payment obligations on the Reno lease with Covance, to the extent such obligations are not covered by a new tenant. Covance’s share of the lease obligation is reflected in sublease income in the future minimum lease payments schedule below. Certain of our leases contain an allowance for tenant improvements as well as lease incentives and rent escalations. We recognize rent expense on a straight-line basis over the expected lease term.

Future minimum lease payments as of December 31, 2008 are as follows (in thousands):

	Capital	Operating	Sublease
	Leases	Leases	Income

2009	$49	$3,073	$308
2010	—	3,414	323
2011	—	2,493	323
2012	—	2,439	296
2013	—	2,213	—
2014 and thereafter	—	9,006	—

	$49	$22,638	$1,250

Less imputed interest	(1)

Net present value of capital lease obligations	48
Less current installments	(48)

Long-term capital lease obligations, excluding current installments	$—

Other commitments and contingencies

In the second quarter of 2007, we entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 IVR clinical assessments offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of December 31, 2008, we paid HTS $1.5 million for the license and $0.5 million in advanced payments against future royalties. As of December 31, 2008, HTS earned royalties of $0.1 million, which were offset against these advanced payments. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. An additional $0.5 million royalty payment is guaranteed, and will be made in May 2009. Any royalties earned by HTS will be applied against these payments. After this payment is made, all future payments to HTS will be solely based on royalty payments based on revenues received from EXPERT® ePROtm sales.

On November 28, 2007, we completed the acquisition of CCSS. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We may also pay contingent consideration of up to approximately $14.0 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through December 31, 2010. Through December 31, 2008, Covance earned $5.0 million of this contingent amount, of which $3.0 million was recognized in 2007 and $2.0 million in the year ended December 31, 2008. At December 31, 2008,

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

approximately $0.7 million of the contingent amount earned remained to be paid to Covance, which we recorded in accounts payable. These contingent payments increased goodwill by $5.0 million. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety solutions for a ten-year period, subject to certain exceptions, and we agreed to pay referral fees on certain revenues.

We fully integrated the operations of CCSS into our existing operations in the third quarter of 2008. We did so by merging CCSS’s Reno, Nevada based operations into our existing operations and closing the operations in Reno. Costs identified at the date of the acquisition as part of this closing were estimated to be $1.2 million for severance and $0.9 million for lease costs. The actual final severance amount was $0.9 million. The estimated lease costs have been adjusted to $2.1 million based on further analysis in 2008. In accordance with Emerging Issues Task Force (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these amounts have been recognized as a liability as of the date of the acquisition and included in the cost of the acquisition. Other costs such as stay pay incentive arrangements and other related period costs associated with the closing of the Reno location were expensed in the period when such costs were incurred. The stay pay incentive arrangements of $1.2 million were recognized as expense over the required service period of the employees. The expense recognized for the stay pay incentive for the year ended December 31, 2008 was $1.0 million.

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

Agreements with the Company’s Management

In addition to an employment agreement with the Company’s Chairman, we entered into a consulting agreement with his wholly-owned professional corporation commencing May 21, 2001. Either party may terminate the agreement at any time, with or without cause. The consulting agreement relates to the Chairman’s capacity as a medical doctor and cardiologist and, among other things, requires him to advise the Company on matters related to the successful operation, marketing and business development of its Cardiac Safety services operations. The consulting agreement was amended effective January 1, 2006 to provide for compensation of $282,000 per year plus discretionary bonuses to be determined by the Compensation Committee. No bonuses were awarded under the consulting agreement for the year ended December 31, 2006. We entered into a new consulting agreement with Dr. Morganroth’s professional corporation effective January 1, 2007. The consulting agreement provided for compensation of $294,000 per year plus discretionary bonuses to be determined by the Board of Directors. A discretionary bonus of $70,256 was awarded under the consulting agreement for the year ended December 31, 2007. Additionally, as part of the January 2007 agreement, we entered into an arrangement relating to Dr. Morganroth’s initiation of a company consulting practice through the transition of his historic consulting services to ERT. In return, Dr. Morganroth’s company receives a percentage of the net amounts billed by ERT for Dr. Morganroth’s services to our customers. That percentage ranged between 80% to 90% in 2007. Dr. Morganroth was compensated $1,115,000 for fees generated in the consulting product line for 2007.

We amended the consulting agreement by entering into a new agreement with Dr. Morganroth’s professional corporation effective January 1, 2008. The agreement provides for compensation of $300,000 per year plus discretionary bonuses to be determined by the Board of Directors. A discretionary bonus of approximately $110,000 was awarded under the consulting agreement for the year ended December 31, 2008. Additionally, the fees associated with the consulting product line that Dr. Morganroth created have been adjusted to a constant 80% of

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

the net amounts billed by ERT for Dr. Morganroth’s services to our customers. Dr. Morganroth was compensated $1,343,000 for fees generated in the consulting product line for 2008.

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

We entered into an employment agreement with Mr. Schneck, our Executive Vice President and Chief Financial Officer, on July 28, 2008. Under the agreement, we may terminate Mr. Schneck’s employment with or without cause (as defined therein) at any time. In the event that we terminate Mr. Schneck’s employment other than for cause, death or disability, we are obligated to pay Mr. Schneck, in lump sum, one year in salary and prorated bonus and to continue his benefits (as defined therein) for one year, subject to benefit plan restrictions; and, in the event of a change in control (as defined therein) of the Company, we are further obligated to accelerate the vesting of all of Mr. Schneck’s stock options, not otherwise vested, to purchase our common stock. The agreement further provides that, upon such change of control, Mr. Schneck shall be entitled to receive the benefits described in the foregoing sentence only if (i) he is terminated other than for cause, (ii) he resigns his employment within 60 days after the change of control because neither the Company nor the Buyer offers him a position with comparable responsibilities, authority, location and compensation or (iii) he is employed by the Company or the Buyer, or a division or subsidiary thereof, for one year after the date of the change in control. Pursuant to the agreement, Mr. Schneck has agreed, for a period of no less than one year after termination of employment, to refrain from (i) working with a company that directly competes with us and (ii) interfering with our business by soliciting customers or employees.

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

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

During 2006, we made payments to our former President and Chief Executive Officer, Joseph Esposito, in the amount of $1,296,000 and recorded a payable to our former Executive Vice President and Chief Financial Officer, Bruce Johnson, in the amount of $200,000, in accordance with the terms of their employment agreements with the Company. In addition, we continued to provide Mr. Esposito with benefits until September 2008. We are not obligated to make any additional payments under these employment agreements.

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. Available-for-sale securities as of December 31, 2008 consisted of an auction rate security or ARS, issued by a municipality. This security is included in short-term investments in our consolidated balance sheets. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations which we adopted effective January 1, 2009. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

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

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

The following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Fair Value Measurements at December 31, 2008
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds	$66,376	$66,376	$—	$—
Auction rate securities	50	—	—	50

Total	$66,426	$66,376	$—	$50

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

Geographic information is as follows (in thousands):

	Year Ended December 31, 2006
	North
	America	Europe	Total

License revenues	$3,017	$—	$3,017
Service revenues	44,377	10,932	55,309
Site support revenues	20,438	7,604	28,042

Net revenues from external customers	$67,832	$18,536	$86,368

Operating income	$10,497	$1,468	$11,965
Long-lived assets	$22,340	$8,789	$31,129
Total assets	$97,716	$17,348	$115,064

	Year Ended December 31, 2007
	North
	America	Europe	Total

License revenues	$2,700	$—	$2,700
Service revenues	55,567	13,980	69,547
Site support revenues	17,430	9,021	26,451

Net revenues from external customers	$75,697	$23,001	$98,698

Operating income	$18,305	$3,946	$22,251
Long-lived assets	$25,919	$7,428	$33,347
Total assets	$132,886	$14,810	$147,696

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2008
	North
	America	Europe	Total

License revenues	$3,203	$—	$3,203
Service revenues	81,814	17,444	99,258
Site support revenues	20,644	10,035	30,679

Net revenues from external customers	$105,661	$27,479	$133,140

Operating income	$30,641	$7,754	$38,395
Long-lived assets	$25,816	$3,823	$29,639
Total assets	$152,073	$17,049	$169,122

15.	Quarterly Financial Data (Unaudited)

The quarterly data below includes all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation (in thousands, except per share data).

	2007
	March 31	June 30	September 30	December 31

Net revenues:
Licenses	$782	$580	$651	$687
Services	13,968	17,561	16,453	21,565
Site support	6,334	6,593	6,867	6,657

Total net revenues	21,084	24,734	23,971	28,909

Costs of revenues:
Cost of licenses	66	63	70	105
Cost of services	6,790	7,233	7,567	8,932
Cost of site support	4,195	4,117	4,831	4,665

Total costs of revenues	11,051	11,413	12,468	13,702

Gross margin	10,033	13,321	11,503	15,207
Operating income	3,101	6,246	5,361	7,543
Net income	2,248	4,139	3,706	5,159
Basic net income per share	$0.04	$0.08	$0.07	$0.10
Diluted net income per share	$0.04	$0.08	$0.07	$0.10

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

	2008
	March 31	June 30	September 30	December 31

Net revenues:
Licenses	$625	$870	$891	$817
Services	25,273	27,380	24,857	21,748
Site support	7,775	7,222	8,182	7,500

Total net revenues	33,673	35,472	33,930	30,065

Costs of revenues:
Cost of licenses	200	170	179	206
Cost of services	10,514	10,483	9,951	8,749
Cost of site support	5,268	4,599	4,698	3,880

Total costs of revenues	15,982	15,252	14,828	12,835

Gross margin	17,691	20,220	19,102	17,230
Operating income	8,496	10,758	10,549	8,592
Net income	5,746	6,660	6,930	5,666
Basic net income per share	$0.11	$0.13	$0.14	$0.11
Diluted net income per share	$0.11	$0.13	$0.13	$0.11

Basic and diluted net income per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly net income per share may not agree with the calculated full year net income per share.

SCHEDULE II

eResearchTechnology, Inc. and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
(In thousands)

	Balance				Balance
	Beginning of	Charges to	Deductions		End
	Period	Expense	from Reserve		of Period

December 31, 2006	$466	$111	$24	(a)	$553
December 31, 2007	$553	$30	$30	(a)	$553
December 31, 2008	$553	$169	$27	(a)	$695

(a)	Write-off of individual accounts receivable.