Form 10-Q
period 2009-03-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2009-05-08
CIK 1026650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of Common Stock, $.01 par value, outstanding as of April 24, 2009, was 49,153,788.

eResearchTechnology, Inc. and Subsidiaries
INDEX

Page

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets-December 31, 2008 and March 31, 2009 (unaudited)	3

Consolidated Statements of Operations (unaudited)—Three Months Ended March 31, 2008 and 2009	4

Consolidated Statements of Cash Flows (unaudited)—Three Months Ended March 31, 2008 and 2009	5

Notes to Consolidated Financial Statements (unaudited)	6-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	25

Signatures	26

Exhibit Index	27

Exhibit 10.14
Exhibit 10.32
Exhibit 10.45
Exhibit 10.57
Exhibit 10.58
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part 1. Financial Information
Item 1. Financial Statements
eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2008	March 31, 2009

Assets
Current Assets:
Cash and cash equivalents	$66,376	$65,518
Short-term investments	50	50
Accounts receivable, net	29,177	21,676
Prepaid income taxes	1,892	1,818
Prepaid expenses and other	2,885	3,285
Deferred income taxes	1,831	1,703

Total current assets	102,211	94,050
Property and equipment, net	29,639	27,105
Goodwill	34,603	34,653
Long-term investments	—	—
Intangible assets	2,149	2,012
Deferred income taxes	—	—
Other assets	520	447

Total assets	$169,122	$158,267

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,971	$5,153
Accrued expenses	8,140	4,690
Income taxes payable	2,492	805
Current portion of capital lease obligations	43	—
Deferred revenues	12,276	12,608

Total current liabilities	26,922	23,256

Capital lease obligations, excluding current portion	—	—
Deferred rent	2,183	2,296
Deferred income taxes	1,332	1,326
Other liabilities	1,257	1,117

Total liabilities	31,694	27,995

Commitments and contingencies

Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 59,950,257 and 59,974,108 shares issued, respectively	600	600
Additional paid-in capital	93,828	94,826
Accumulated other comprehensive income (loss)	(2,716)	(2,948)
Retained earnings	110,479	112,549
Treasury stock, 8,686,868 and 10,652,320 shares at cost, respectively	(64,763)	(74,755)

Total stockholders’ equity	137,428	130,272

Total liabilities and stockholders’ equity	$169,122	$158,267

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2008	2009

Net revenues:
Licenses	$625	$709
Services	25,273	16,817
Site support	7,775	6,260

Total net revenues	33,673	23,786

Costs of revenues:
Cost of licenses	200	205
Cost of services	10,514	7,954
Cost of site support	5,268	3,635

Total costs of revenues	15,982	11,794

Gross margin	17,691	11,992

Operating expenses:
Selling and marketing	3,323	3,426
General and administrative	4,873	4,077
Research and development	999	1,149

Total operating expenses	9,195	8,652

Operating income	8,496	3,340
Other income, net	427	116

Income before income taxes	8,923	3,456
Income tax provision	3,177	1,386

Net income	$5,746	$2,070

Basic net income per share	$0.11	$0.04

Diluted net income per share	$0.11	$0.04

Shares used to calculate basic net income per share	50,638	50,879

Shares used to calculate diluted net income per share	51,894	51,164

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2009
Operating activities:
Net income	$5,746	$2,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,344	3,404
Cost of sales of equipment	414	7
Provision for uncollectible accounts	30	105
Share-based compensation	470	901
Deferred income taxes	(362)	111
Changes in operating assets and liabilities:
Accounts receivable	(222)	7,331
Prepaid expenses and other	(11)	(459)
Accounts payable	(984)	143
Accrued expenses	(1,413)	(3,436)
Income taxes	63	(1,601)
Deferred revenues	(344)	384
Deferred rent	(135)	107

Net cash provided by operating activities	7,596	9,067

Investing activities:
Purchases of property and equipment	(1,430)	(1,613)
Proceeds from sales of investments	455	—
Payments for acquisition	(3,673)	—

Net cash used in investing activities	(4,648)	(1,613)

Financing activities:
Repayment of capital lease obligations	(751)	(43)
Proceeds from exercise of stock options	189	59
Stock option income tax benefit	103	38
Repurchase of common stock for treasury	—	(8,190)

Net cash used in financing activities	(459)	(8,136)

Effect of exchange rate changes on cash	(3)	(176)

Net increase (decrease) in cash and cash equivalents	2,486	(858)
Cash and cash equivalents, beginning of period	38,082	66,376

Cash and cash equivalents, end of period	$40,568	$65,518

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company”, “ERT” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC) and in this Form 10-Q.
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
Concentration of Credit Risk and Significant Clients
Our business depends entirely on the clinical trials that pharmaceutical, biotechnology and medical device companies conduct. Our revenues and profitability will decline if there is less competition in the pharmaceutical, biotechnology or medical device industries, which could result in fewer products under development and decreased pressure to accelerate a product approval. Our revenues and profitability will also decline if the FDA or similar agencies in foreign countries modify their requirements in a manner that decreases the need for our solutions.
Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the pharmaceutical, biotechnology and medical device industries. For the three months ended March 31, 2008 and 2009, one client accounted for approximately 25% and 16% of net revenues, respectively. The loss of this client could have a material adverse effect on our operations. We maintain reserves for potential credit losses. Such losses, in the aggregate, have not historically exceeded management’s estimates.
Cash and Cash Equivalents
We consider cash on deposit and in overnight investments and investments in money market funds with financial institutions to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds.
Short-term Investments
At March 31, 2009, short-term investments consisted of an auction rate security issued by a government-sponsored agency. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. We classified our short-term investment at December 31, 2008 and March 31, 2009 as available-for-sale. At December 31, 2008 and March 31, 2009, unrealized gains and losses were immaterial. Realized gains and losses during the three months ended March 31, 2008 and 2009 were immaterial. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification.
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
Amortization of capitalized software development costs is charged to costs of revenues. Amortization of capitalized software development costs was $0.7 million and $0.9 million for the three-month periods ended March 31, 2008 and 2009, respectively. For the three-month periods ended March 31, 2008 and 2009, we capitalized $0.6 million and $0.5 million, respectively, of software development costs. As of March 31, 2009, $0.6 million of capitalized costs have not yet been placed in service and are therefore not being amortized.

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
The gross cost for cardiac safety equipment was $35.2 million and $34.7 million at December 31, 2008 and March 31, 2009, respectively. The accumulated depreciation for cardiac safety equipment was $25.0 million and $26.4 million at December 31, 2008 and March 31, 2009, respectively.
Prior to 2007, a portion of our cardiac safety equipment was obtained under operating leases. During the first quarter of 2007, we entered into an agreement to purchase all of our leased cardiac safety equipment at an established price at the end of each lease schedule’s term, rather than return the equipment at that time. As a result, in accordance with SFAS No. 13, “Accounting for Leases,” we re-evaluated the classification of the leases and determined that the classification should be converted from operating leases to capital leases. As a result, we recorded a non-cash addition to property and equipment of $3.6 million and $3.6 million of capital lease obligations. The final payment under these capital lease obligations was in March 2009.
Goodwill
We carry a significant amount of goodwill. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2008 or during the three months ended March 31, 2009.
When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.
The carrying value of goodwill was $34.6 million and $34.7 million as of December 31, 2008 and March 31, 2009, respectively. During the first three months of 2009, goodwill increased approximately $0.1 million due to contingent payments related to the CCSS acquisition. Contingent payments of approximately $0.1 million are included in accrued expenses at March 31, 2009. See Note 4 for additional disclosure regarding the CCSS acquisition.
Long-lived Assets
In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during either of the three-month periods ended March 31, 2008 or March 31, 2009.
Software Development Costs
Research and development expenditures related to software development are charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Since software development costs have not been significant after the establishment of technological feasibility, all such costs have been charged to expense as incurred.

Stock-Based Compensation
Accounting for Stock-Based Compensation
We apply the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three month periods ended March 31, 2008 and 2009 under SFAS No. 123R were $0.5 million and $0.9 million, respectively.
Valuation Assumptions for Options Granted
The fair value of each stock option granted during the three months ended March 31, 2008 and 2009 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis.

	2008	2009
Risk-free interest rate	2.10%	1.33%
Expected life	3.5 years	3.5 years
Expected volatility	52.03%	63.97%
The above assumptions were used to determine the weighted-average per share fair value of $4.76 and $2.13 for stock options granted during the first three months of 2008 and 2009, respectively.
Equity Incentive Plans
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
In May 2003, the stockholders approved a new stock option plan (the “2003 Plan”) that authorized the grant of both incentive and non-qualified options to acquire shares of our common stock and provided for an annual option grant of 10,000 shares to each outside director. The Compensation Committee of our Board of Directors determines or makes recommendations to our Board of Directors regarding the recipients of option grants, the exercise price and other terms of the options under the 2003 Plan. The exercise price of incentive stock options may not be set below the market value of the common stock on the grant date. Incentive stock options under the 2003 Plan expire ten years from the grant date, or at the end of such shorter period as may be designated by the Compensation Committee, and are exercisable in accordance with vesting provisions set by the Compensation Committee, which generally are over four years. In accordance with the terms of the 2003 Plan, there are a total of 7,318,625 shares reserved for issuance under the 2003 Plan and there were 2,151,980 shares available for grant as of March 31, 2009. The Company normally issues new shares to satisfy option exercises under these plans.
On April 26, 2007, the stockholders approved the adoption of the Company’s Amended and Restated 2003 Equity Incentive Plan (the “2003 Equity Plan”) which included prohibition on repricing of any stock options granted under the Plan unless the stockholders approve such repricing and permitted awards of stock appreciation rights, restricted stock, long term performance awards and performance shares in addition to grants of stock options. On April 29, 2009 the Board of Directors approved a revised amendment to the Plan that provides for the inclusion of restricted stock units in addition to the other equity-based awards authorized thereunder and eliminated the fixed option grants to outside directors. On February 26, 2009, concurrent with the approval of the annual grant of stock options to the executive officers and other employees, the Board of Directors approved the award to each outside director of non-qualified options to purchase 22,000 shares pursuant to the 2003 Equity Incentive Plan which were granted on March 2, 2009.

Information with respect to outstanding options under our plans is as follows:

			Remaining
		Weighted	Contractual	Intrinsic
		Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding as of January 1, 2009	3,635,860	$11.03
Granted	1,218,150	4.60
Exercised	(23,851)	2.49
Cancelled/forfeited	(48,401)	18.05

Outstanding as of March 31, 2009	4,781,758	$9.37	5.3	$2,196

Options exercisable or expected to vest at March 31, 2009	4,481,091	$9.48	5.3	$2,088

Options exercisable at March 31, 2009	2,777,308	$10.64	4.5	$1,488

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended March 31, 2008 and 2009 was $0.4 million and $0.1 million, respectively.
As of March 31, 2009, 2,777,308 options with a weighted average exercise price of $10.64 per share were exercisable under the 1996 Plan and the 2003 Plan.
As of March 31, 2009, there was $5.8 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Tax Effect Related to Stock-based Compensation Expense
SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the consolidated statement of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our Consolidated Statement of Operations for each of the three-month periods ended March 31, 2008 and 2009 related to stock-based compensation expense was approximately $0.1 million.
Note 3. Fair Value of Financial Instruments
SFAS No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.
We adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which was delayed by FSP FAS 157-2 to fiscal years beginning after November 15, 2008, which we therefore adopted as of January 1, 2009. As of March 31, 2009, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. Available-for-sale securities as of March 31, 2009 consisted of an auction rate security, or ARS, issued by a municipality. This security is included in short-term investments in our consolidated balance sheets. SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

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
The following tables represent our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 and March 31, 2009 (in thousands):

	Fair Value Measurements at December 31, 2008
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$66,376	$66,376	$—	$—
Auction rate securities	50	—	—	50

Total	$66,426	$66,376	$—	$50

	Fair Value Measurements at March 31, 2009
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$65,518	$65,518	$—	$—
Auction rate securities	50	—	—	50

Total	$65,568	$65,518	$—	$50

Note 4. Business Combination
On November 28, 2007, we completed the acquisition of Covance Cardiac Safety Services, Inc. (CCSS) from Covance Inc. (Covance). We have included CCSS’s operating results in our Consolidated Statements of Operations from the date of the acquisition. Under the terms of the Purchase Agreement, we purchased all of the outstanding shares of capital stock of CCSS in consideration of an upfront cash payment of $35.2 million plus additional cash payments of up to approximately $14.0 million, based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. We have additionally incurred approximately $1.1 million in transaction costs. Through March 31, 2009, Covance earned $5.1 million of this contingent amount, of which $3.0 million was recognized in 2007, $2.0 million in 2008 and $0.1 in the three months ended March 31, 2009. At March 31, 2009, approximately $0.7 million of the contingent amount earned remained to be paid to Covance which we recorded in accounts payable. These contingent amounts increased goodwill by $5.1 million. The acquisition included a marketing agreement under which Covance is obligated to use us as its provider of centralized cardiac safety solutions, and to offer these solutions to Covance’s clients, on an exclusive basis, for a 10-year period, subject to certain exceptions. We expense payments to Covance based upon a portion of the revenues we receive during each calendar year of the 10-year term that are based primarily on referrals made by Covance under the agreement. The agreement does not restrict our continuing collaboration with our other key CRO, Phase I units, Academic Research Centers and other strategic partners.

We fully integrated the operations of CCSS into our existing operations in the quarter ended September 30, 2008. We did so by merging CCSS’s Reno, Nevada based operations into our existing operations and closing the operations in Reno. The following table sets forth the activity and balances of our accrued liabilities relating to severance and lease costs associated with the closing of CCSS operations, which are included in “Accrued expenses” and “Other liabilities” on our Consolidated Balance Sheets (in thousands):

		Lease
	Severance	Liability
Balance at acquisition at November 28, 2007	$1,165	$900
Adjustments to previous estimates	16	—
Cash payments	(55)	—

Balance at December 31, 2007	1,126	900
Additional reserve recorded	21	—
Adjustments to previous estimates	(255)	1,183
Cash payments	(801)	(327)

Balance at December 31, 2008	91	1,756
Cash payments	(61)	(140)

Balance at March 31, 2009	$30	$1,616

During the first three months of 2008 and 2009, goodwill was increased by $0.8 million and $0.1 million, respectively. The $0.8 million was comprised of contingent payments to Covance of $0.4 million and additional transaction costs of $0.4 million. The $0.1 million was comprised of contingent payments to Covance. Backlog is being amortized over three years on an accelerated basis. Customer relationships are being amortized over ten years using the straight-line method and technology was amortized over one year using the straight-line method.
Note 5. Intangible Assets
Amortization of intangible assets represents the amortization of the intangible assets from the CCSS acquisition. The gross and net carrying amounts of the acquired intangible assets as of December 31, 2008 and 2009 were as follows (in thousands):

	December 31, 2008
					Estimated
		Accumulated	Net Book		Useful Life
Description	Gross Value	Amortization	Value		(in years)
Backlog	$1,900	$1,269	$631	*	3
Customer Relationships	1,700	182	1,518		10
Technology	400	400	—		1

Total	$4,000	$1,851	$2,149

	March 31, 2009
					Estimated
		Accumulated	Net Book		Useful Life
Description	Gross Value	Amortization	Value		(in years)
Backlog	$1,900	$1,364	$536	*	3
Customer Relationships	1,700	224	$1,476		10
Technology	400	400	$—		1

Total	$4,000	$1,988	$2,012

*	The backlog is being amortized over three years on an accelerated basis.
The related amortization expense reflected in our consolidated statements of operations for the three months ended March 31, 2008 and 2009 was $451 and $137, respectively.

Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31 (the 2009 amount represents the amortization expense to be recognized over the last nine months of the year):

Amortization of
Years ending December 31,	Intangible Assets
2009	$405
2010	431
2011	170
2012	170
2013	170
Thereafter	666

Total	$2,012

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
The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Net		Per Share
Three Months Ended March 31,	Income	Shares	Amount
2008
Basic net income	$5,746	50,638	$0.11
Effect of dilutive shares	—	1,256	—

Diluted net income	$5,746	51,894	$0.11

2009
Basic net income	$2,070	50,879	$0.04
Effect of dilutive shares	—	285	—

Diluted net income	$2,070	51,164	$0.04

In computing diluted net income per share, options to purchase 1,969,000 and 3,083,000 shares of common stock were excluded from the computations for the three months ended March 31, 2008 and 2009, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.
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

	Three Months Ended March 31,
	2008	2009

Net income	$5,746	$2,070

Other comprehensive income:
Currency translation adjustment	(3)	(232)

Comprehensive income, net of tax	$5,743	$1,838

Note 8. Recent Accounting Pronouncements
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
In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have an impact on our consolidated financial position, results of operations or cash flows.
Note 9. Income Taxes
We apply the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of SFAS 109. We did not recognize any adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date, we had $0.8 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2009, we had $0.5 million of unrecognized tax benefits under the provisions of FIN 48. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
Our effective tax rate was 35.6% and 40.1% for the three months ended March 31, 2008 and 2009, respectively. We had historically provided deferred taxes under APB 23 for the presumed ultimate repatriation to the United States of earnings from our UK subsidiary. The indefinite reversal criterion of APB 23 allows us to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States. As of January 1, 2008, we determined that a portion of our UK subsidiary’s current undistributed net earnings, as well as the future net earnings, will be permanently reinvested. As a result of the APB 23 change in assertion, we reduced our deferred tax liabilities related to undistributed foreign earnings by $0.3 million during the first quarter of 2008.
Note 10. Related Party Transactions
Our Chairman, Dr. Morganroth, is a cardiologist who provides medical professional services to the Company as an independent contractor through his wholly-owned professional corporation. Beginning in January 2007, we entered into an arrangement with Dr. Morganroth’s professional corporation, relating to Dr. Morganroth’s initiation of an ERT consulting practice through the transition of his historic consulting services to ERT. Our Executive Vice President and Chief Medical Officer is responsible for assigning the consulting work to internal and external resources based upon the requirements of the engagement. In return, Dr. Morganroth’s professional corporation receives a percentage of the net amounts billed by ERT for Dr. Morganroth’s services to our customers. That percentage was 80% beginning January 1, 2008. Revenues recorded in connection with this consulting arrangement approximated $0.5 million and $0.4 million in the three months ended March, 2008 and 2009, respectively. Fees incurred under this consulting arrangement approximated $0.4 million and $0.3 million in the three months ended March, 2008 and 2009, respectively. Total amounts payable incurred under this consulting arrangement approximated $0.5 million and $0.4 million in the three months ended March 31, 2008 and 2009, respectively. At March 31, 2008 and 2009, $0.1 million and $0.2 million, respectively, was owed to the professional corporation in connection with the consulting agreement.
Note 11. Commitments and Contingencies
In the second quarter of 2007, we entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 Interactive Voice Response (IVR) clinical assessments offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of March 31, 2009, we paid HTS $1.5 million for the license and $0.5 million in advanced payments against future royalties. As of March 31, 2009, HTS earned royalties of $0.1 million, which were offset against these advanced payments. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. An additional $0.5 million royalty payment is guaranteed, and will be made in May 2009. Any royalties earned by HTS will be applied against these payments. After this May 2009 payment is made, all future payments to HTS will be solely based on royalty payments based on revenues received from electronic patient reported outcomes (ePRO™) sales.
On November 28, 2007, we completed the acquisition of CCSS. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We may also pay contingent consideration of up to approximately $14.0 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through December 31, 2010. Through March 31, 2009, Covance earned $5.1 million of this contingent amount, of which $3.0 million was recognized in 2007, $2.0 million in the year ended December 31, 2008 and $0.1 million in the three months ended March 31, 2009. At March 31, 2009, approximately $0.7 million of the contingent amount earned remained to be paid to Covance, which we recorded in accounts payable. These contingent payments increased goodwill by $5.1 million. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety solutions for a ten-year period, subject to certain exceptions, and we agreed to pay referral fees on certain revenues.

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
Geographic information is as follows (in thousands of dollars):

	Three Months Ended March 31, 2008
	North
	America	Europe	Total
License revenues	$625	$—	$625
Service revenues	21,210	4,063	25,273
Site support revenues	5,131	2,644	7,775

Net revenues from external customers	$26,966	$6,707	$33,673

Operating income	$6,850	$1,646	$8,496
Long-lived assets	$24,424	$6,402	$30,826
Total assets	$131,325	$16,077	$147,402

	Three Months Ended March 31, 2009
	North
	America	Europe	Total
License revenues	$709	$—	$709
Service revenues	14,595	2,222	16,817
Site support revenues	4,443	1,817	6,260

Net revenues from external customers	$19,747	$4,039	$23,786

Operating income	$2,985	$355	$3,340
Long-lived assets	$23,881	$3,224	$27,105
Total assets	$141,334	$16,933	$158,267

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
These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions; our ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects and internal issues at the sponsoring client; integration of future acquisitions; competitive factors; technological development; and market demand. There is no guarantee that the amounts in our backlog will ever convert to revenue. Should the current economic conditions continue or deteriorate further, the cancellation rates that we have historically experienced could increase. Further information on potential factors that could affect the Company’s financial results can be found in the reports we file with the Securities and Exchange Commission.
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
Our license revenues consist of license fees for perpetual license sales and monthly and annual term license sales for our software products offered under our EDC solutions and ePRO™ solutions. Our services revenues consist of our services offered under our Cardiac Safety solutions, technology consulting and training services and software maintenance services. The technology consulting and training services and software maintenance services are related to our EDC and ePRO™ solutions. Our site support revenue consists of cardiac safety equipment rentals and sales along with related supplies and logistics management.
Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. We offer Cardiac Safety solutions, which are utilized by pharmaceutical companies, biotechnology companies, medical device companies, clinical trial sponsors and clinical research organizations (CROs) during the conduct of clinical trials. Our Cardiac Safety solutions include the collection, interpretation and distribution of electrocardiographic (ECG) data and images and are performed during clinical trials in all phases of the clinical research process. The ECG provides an electronic map of the heart’s rhythm and structure, and is performed in most clinical trials. Our Cardiac Safety solutions permit assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Specific trials, such as a Thorough QTc study, focus on the cardiac safety profile of a compound. Thorough QTc studies are comprehensive studies that typically are of large volume and short duration and are generally required by the United States Food and Drug Administration (FDA) under guidance issued in 2005 by the International Committee on Harmonization (ICH E14). We also offer site support, which includes the rental and sale of cardiac safety equipment along with related supplies and logistics management. Additionally, under our EDC solutions, we offer the licensing and, at the client’s option, hosting of our proprietary software products and the provision of maintenance and consulting services in support of these products. We also offer ePRO solutions along with proprietary clinical assessments. We offer the following products and services on a global basis:
Cardiac Safety. Cardiac Safety solutions, including our EXPERT® technology platform, provide for workflow-enabled cardiac safety data collection, interpretation and distribution of electrocardiographic (ECG) data and images as well as for analysis and cardiologist interpretation of ECGs performed on research subjects in connection with our clients’ clinical trials. EXPERT® is designed specifically to address global regulatory guidance and technical standards for digital ECG processing to include digital collection, waveform measurements and annotations, review and output to the regulatory standard file format. Also included in Cardiac Safety solutions is FDA XML delivery, which provides for the delivery of ECGs in a format compliant with the United States Food and Drug Administration’s XML standard for digital ECGs. We also provide ECG equipment through rental and sales to clients to perform the ECG recordings and give them means to send such recordings to us.

Cardiac Safety Consulting. The centralization of electrocardiograms in clinical research has become increasingly important to organizations involved in the development of new drugs. Global regulators each apply their own slightly different interpretation of the International Conference on Harmonization E14 guidelines and, as a result, sponsors look to their vendors to provide key scientific input into the overall process. Our cardiac safety consulting service aids sponsors in the development of protocol synopses, the creation and analysis of statistical plans as well as the provision of an expert medical report with regard to the cardiac findings. We are involved in all phases of clinical development from a consultancy point of view. We offer this service both as a stand-alone service and integrated with our full suite of Cardiac Safety solutions.
EDC. The process of designing, implementing and managing a clinical trial requires a well defined process and set of supporting products to effectively handle the variety of tasks and information comprising a clinical trial. We provide a suite of products to address the capture, management and dissemination of clinical trial data. Our integrated suite is comprised of the following:
• Portal is an easy to use portal application enabling clinical trial researchers and staff to gain real-time access to study dashboards, progress reports, folders and forums enabling efficient management and communication of study progress.
• EDC Now! technology provides a comprehensive electronic data capture (EDC) system comprised of technology and consulting services formulated to deliver rapid time to start for electronic trial initiatives.
• Data Management is a clinical data management application for collecting, cleaning and managing clinical trial data.
• Adverse Event Reporting is an adverse event management system enabling the generation of key regulatory reports, including CIOMS and Medwatch.
• Trial Management is a clinical trial management technology that can be used to set up clinical trials, establish standards, track study activities, plan resources, distribute supplies, manage the financial aspects of a trial and electronically view clinical trial data.
ePRO. Our electronic patient reported outcome (ePRO) solution is an Interactive Voice Response (IVR) system that allows subjects to easily and quickly report data for a clinical trial. Because it can be accessed from a standard phone, our ePRO system is cost effective while being extremely scalable and suitable from Phase I through Phase IV. Diaries, screening, recruitment and all clinical assessments can be completed directly by the subject without requiring clinician involvement.
Project Assurance. We provide a full spectrum of consulting services for all of our products that augment the study management and implementation efforts of clients in support of their clinical research requirements.
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
Cost of licenses consists primarily of application service provider (ASP) fees for those clients that choose hosting, the cost of producing compact disks and related documentation and royalties paid to third parties in connection with their contributions to our product development. Cost of services includes the cost of Cardiac Safety services and the cost of technology consulting, training and maintenance services. Cost of Cardiac Safety services consists primarily of direct costs related to our centralized Cardiac Safety services and includes wages, depreciation, amortization, fees paid to consultants and other direct operating costs. Cost of technology consulting, training and maintenance services consists primarily of wages, fees paid to outside consultants and other direct operating costs related to our consulting and client support functions. Cost of site support consists primarily of wages, cardiac safety equipment rent and depreciation, related supplies, cost of equipment sold, shipping expenses and other direct operating costs. Selling and marketing expenses consist primarily of wages and incentive compensation paid to sales personnel, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of wages and direct costs for our finance, administrative, corporate information technology, legal and executive management functions, in addition to professional service fees and corporate insurance. Research and development expenses consist primarily of wages paid to our product development staff, costs paid to outside consultants and direct costs associated with the development of our technology products.
We conduct our operations through offices in the United States (U.S.) and the United Kingdom (UK). Our international net revenues represented approximately 20% and 17% of total net revenues for the three months ended March 31, 2008 and 2009, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology, and revenues are generally attributed to the geographic segment where the work is performed. The profit split methodology equalizes gross margins for each legal entity based upon its respective direct costs.

Results of Operations
Executive Overview
Net revenues were $23.8 million for the first quarter of 2009, a decrease of $9.9 million or 29.4% from $33.7 million in the first quarter of 2008. The year over year revenue decline is due to a decline in transaction volumes in both Thorough QTc and routine studies, lower revenue from acquired backlog of Covance Cardiac Safety Services, Inc. (CCSS) as this backlog nears completion and less equipment sales in the first quarter of 2009 than in the first quarter of 2008.
Gross margin percentage in the first quarter of 2009 was 50.4% compared to 52.5% in the first quarter of 2008. Gross margin percentage is significantly impacted by volume. The negative impacts of volume on the gross margin percentage compared to the prior year’s quarter was partially offset by the elimination of legacy costs associated with processing the CCSS backlog during the period we integrated their operations and lower depreciation and amortization.
Operating income for the first quarter of 2009 was $3.3 million or 14.0% of total net revenues as compared to $8.5 million or 25.2% of total net revenues in the first quarter of 2008. Total expenses were $20.4 million in the first quarter of 2009, a decrease of $4.8 million from $25.2 million in the first quarter of 2008. Our tax rate for the first quarter of 2009 was 40.1% as compared to 35.6% in the first quarter of 2008.
Net income for the first quarter of 2009 was $2.1 million as compared to $5.7 million in the first quarter of 2008. This resulted in net income per diluted share of $0.04 in the first quarter of 2009 as compared to $0.11 in the first quarter of 2008.
General business and economic conditions have deteriorated globally since the fourth quarter of 2008. Starting in the fourth quarter of 2008, we have experienced an increased focus in Phase III opportunities, a decline in the number of Thorough QTc bookings, and a delay in starts for certain Thorough QTc trials and we believe these trends will continue through at least the first half of fiscal 2009. We believe the increase in Phase III opportunities will provide us with a base of business into the future, however this business will take longer to turn into revenue. We believe that the delays in Thorough QTc trials are related to timing as the result of the uncertain economic environment, especially in small to midsize customers. Thorough QTc trials are generally required to be performed due to regulatory guidance, however the timing of when these trials are done is discretionary. We also experienced an increase in awards of new and expanded exclusive or near-exclusive long-term enterprise relationships with large pharmaceutical companies during the latter portion of fiscal 2008 and also continuing into the first quarter of 2009, including several that we had very little business with in the past. Overall, we believe the fundamental drivers of our core business remain positive. However, a continued weakened global economy could have a negative impact on future results of operations.

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended March 31,
	2008	2009
Net revenues:
Licenses	1.9%	3.0%
Services	75.0	70.7
Site support	23.1	26.3

Total net revenues	100.0	100.0

Costs of revenues:
Cost of licenses	0.6	0.9
Cost of services	31.2	33.4
Cost of site support	15.7	15.3

Total costs of revenues	47.5	49.6

Gross margin	52.5	50.4

Operating expenses:
Selling and marketing	9.9	14.4
General and administrative	14.4	17.2
Research and development	3.0	4.8

Total operating expenses	27.3	36.4

Operating income	25.2	14.0
Other income, net	1.3	0.5

Income before income taxes	26.5	14.5
Income tax provision	9.4	5.8

Net income	17.1%	8.7%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2009.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Three Months Ended March 31,
	2008	2009	Increase (Decrease)
Licenses:
Net revenues	$625	$709	$84	13.4%
Costs of revenues	200	205	5	2.5%

Gross margin	$425	$504	$79	18.6%

Services:
Cardiac Safety
Net revenues	$23,784	$15,617	$(8,167)	(34.3%)
Costs of revenues	9,865	7,377	(2,488)	(25.2%)

Gross margin	$13,919	$8,240	$(5,679)	(40.8%)

Technology consulting and training
Net revenues	$706	$398	$(308)	(43.6%)
Costs of revenues	427	363	(64)	(15.0%)

Gross margin	$279	$35	$(244)	(87.5%)

Software maintenance
Net revenues	$783	$802	$19	2.4%
Costs of revenues	222	214	(8)	(3.6%)

Gross margin	$561	$588	$27	4.8%

Total services
Net revenues	$25,273	$16,817	$(8,456)	(33.5%)
Costs of revenues	10,514	7,954	(2,560)	(24.3%)

Gross margin	$14,759	$8,863	$(5,896)	(39.9%)

Site support:
Net revenues	$7,775	$6,260	$(1,515)	(19.5%)
Costs of revenues	5,268	3,635	(1,633)	(31.0%)

Gross margin	$2,507	$2,625	$118	4.7%

Total
Net revenues	$33,673	$23,786	$(9,887)	(29.4%)
Costs of revenues	15,982	11,794	(4,188)	(26.2%)

Gross margin	17,691	11,992	(5,699)	(32.2%)

Operating expenses:
Selling and marketing	3,323	3,426	103	3.1%
General and administrative	4,873	4,077	(796)	(16.3%)
Research and development	999	1,149	150	15.0%

Total operating expenses	9,195	8,652	(543)	(5.9%)

Operating income	8,496	3,340	(5,156)	(60.7%)
Other income, net	427	116	(311)	(72.8%)

Income before income taxes	8,923	3,456	(5,467)	(61.3%)
Income tax provision	3,177	1,386	(1,791)	(56.4%)

Net income	$5,746	$2,070	$(3,676)	(64.0%)

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended March 31,		Increase
	2008	2009	(Decrease)
Cost of licenses	32.0%	28.9%	(3.1%)
Cost of services:
Cardiac Safety	41.5%	47.2%	5.7%
Technology consulting and training	60.5%	91.2%	30.7%
Software maintenance	28.4%	26.7%	(1.7%)
Total cost of services	41.6%	47.3%	5.7%
Cost of site support	67.8%	58.1%	(9.7%)
Total costs of revenues	47.5%	49.6%	2.1%

Operating expenses:
Selling and marketing	9.9%	14.4%	4.5%
General and administrative	14.4%	17.1%	2.7%
Research and development	3.0%	4.8%	1.8%
Revenues
The decrease in Cardiac Safety services revenues was primarily due to a $6.3 million reduction in transactions performed in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 and due to a decrease of $1.8 million of CCSS backlog revenue recognized as these studies reach completion. The impact of CCSS backlog revenue is expected to continue to decrease in significance as these studies reach completion. There was also a decrease in average revenue per transaction that was largely due to a heavier weighting of semi-automatic studies which carry lower transaction prices which resulted in a decrease in revenue of approximately $0.6 million. Partially offsetting these decreases was $0.5 million resulting from a change in classification of reporting configuration revenue that was previously included in technology consulting and training revenue. As of January 1, 2009, we include reporting configuration as part of our package of Cardiac Safety services.
Technology consulting and training revenues decreased due to a change in revenue classification as discussed above.
Site support revenues decreased primarily due to a $0.8 million decrease in equipment sales as more customers choose to rent cardiac safety equipment and a $0.5 million decrease in rental revenue from cardiac safety equipment due to a lower average price per unit. The lower average price per unit is a result of planned actions that we have recently taken to improve our competitiveness with regard to this component of our revenue.
Costs of Revenues
The decrease in the cost of Cardiac Safety services was primarily due to $2.1 million of costs recognized in the first quarter of 2008 associated with the CCSS operations. We successfully completed the integration of the CCSS acquisition in the third quarter of 2008 with the complete transfer of all operating activities from the CCSS Reno facility into our operations in Philadelphia and Peterborough. Additionally, amortization of intangible assets decreased $0.3 million as result of certain assets becoming fully amortized, telecommunications costs decreased $0.2 million due to negotiated adjustments related to contract renewals and bonus expense decreased $0.2 million due to reduced accruals based on operating results. Partially offsetting the decrease was a $0.4 million increase in labor costs related to additional staff added in 2008 and market adjustments to salaries made in 2009. The increase in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
The decrease in the cost of site support, both in absolute terms and as a percentage of site support revenues, was primarily due to a $0.8 million decrease in depreciation expense as older, more expensive ECG equipment has become fully depreciated and a $0.4 million decrease in the cost of equipment sold due to lower equipment sales. Additional decreases totaling $0.4 million occurred in freight, costs associated with the CCSS operations in 2008, supplies and other expenses.
Operating Expenses
The increase in selling and marketing expenses, both in absolute terms and as a percentage of total net revenue, was due primarily to a $0.2 million increase in advertising and marketing, $0.1 million of consulting costs and $0.1 million comprised of a number of smaller cost increases, partially offset by a $0.3 million decrease in incentive compensation consistent with lower levels of revenue.
The decrease in general and administrative expenses was due primarily to $1.3 million of costs recognized in the first quarter of 2008 resulting from including the administrative costs of CCSS in 2008 for which there were no corresponding costs in the first quarter of 2009. This decrease was partially offset by a $0.4 million increase in stock option compensation expense which was largely the result of a grant of stock options to directors in the first quarter of 2009. The 2008 stock option grant to directors occurred in the second quarter of 2008. The increase in general and administrative expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.

The increase in research and development expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to $0.1 million reduction in the capitalization of salaries for internal-use software projects and a $0.1 million increase in expense for third-party consultants. Partially offsetting the increase was a $0.1 million decrease in bonus expense.
Other income, net, consisted primarily of interest income of $0.3 million and $0.0 million for the three months ended March 31, 2008 and 2009, respectively, realized from our cash, cash equivalents and investments and foreign exchange gains of $0.1 million in each of the three months ended March 31, 2008 and 2009. Interest income decreased primarily due to significantly lower average interest rates in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.
Our effective tax rate for the three months ended March 31, 2009 was 40.1% compared to 35.6% for the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2008 included a benefit of $0.3 million related to our determination that a portion of our UK subsidiary’s current undistributed net earnings, as well as the future net earnings, will be permanently reinvested. The effective tax rate for the three months ended March 31, 2008 also included a benefit from tax-free interest income which declined significantly in the three months ended March 31, 2009.
Liquidity and Capital Resources
At March 31, 2009, we had $65.6 million of cash, cash equivalents and short-term investments. We had historically placed our investments in municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates and maturities of less than one year, and A1P1 rated commercial bonds and paper. Due to the current financial market conditions, we have invested primarily in liquid money market funds.
For the three months ended March 31, 2009, our operations provided cash of $9.1 million compared to $7.6 million during the three months ended March 31, 2008. The change was primarily the result of a decrease in accounts receivable in the three months ended March 31, 2009 of $7.3 million as compared to an increase of $0.2 million in the three months ended March 31, 2008 related to focused collection efforts and a decrease in revenue. Partially offsetting this positive impacts on cash flow was $3.7 million of lower net income in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 and a $2.0 million larger decrease in accrued expenses in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 which was largely the result of the payment of a greater amount in 2009 for bonuses related to the prior year’s results. Changes in income taxes, including deferred income taxes, are due to the timing and size of income tax payments and provision. The tax provision decreased in 2009 due to lower taxable income, but at a higher effective tax rate.
For the three months ended March 31, 2009, our investing activities used cash of $1.6 million as compared to $4.6 million during the three months ended March 31, 2008. $3.7 million was incurred in the first three months of 2008 for contingent payments and transaction costs related to the CCSS acquisition for which there were no corresponding amounts in the first three months of 2009.
During the three months ended March 31, 2009 and 2008, we purchased $1.6 million and $1.4 million, respectively, of property and equipment. Included in property and equipment is $0.5 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively, of internal use software including software associated with the development of a data and communications management services software product (EXPERT®) used in connection with our centralized core cardiac safety ECG services. We capitalize certain internal use software costs in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software for Internal Use.” The amortization is charged to the cost of Cardiac Safety services beginning at the time the software is ready for its intended use.
For the three months ended March 31, 2009, our financing activities used cash of $8.1 million compared to $0.5 million for the three months ended March 31, 2008. In 2009, we repurchased $10.0 million of our common stock under our stock buy-back program, of which $1.8 million was recorded in accounts payable at March 31, 2009, with no corresponding expenditure in the three months ended March 31, 2008.
We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million which expires on June 1, 2009. We expect to renew this line of credit at similar terms in the second quarter of 2009. To date, we have not borrowed any amounts under our line of credit. As of March 31, 2009, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million.
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

Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.9 million shares remain to be purchased as of March 31, 2009. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and investments and could also require us to seek additional external financing. During the three months ended March 31, 2009, we purchased 1,965,452 shares of our common stock at a cost of $10.0 million, of which $1.8 million was recorded in accounts payable at March 31, 2009. Subsequent to March 31, 2009, an additional 168,000 shares were purchased for $0.9 million. No shares were purchased during the three months ended March 31, 2008.
On November 28, 2007, we completed the acquisition of CCSS from Covance Inc. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We have additionally incurred approximately $1.1 million in transaction costs. We may also pay contingent consideration of up to approximately $14.0 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through December 31, 2010. Through March 31, 2009, Covance earned $5.1 million of this contingent amount, of which $3.0 million was recognized in 2007, $2.0 million in the year ended December 31, 2008 and $0.1 million in the three months ended March 31, 2009. At March 31, 2009, approximately $0.7 million of the contingent amount earned remained to be paid to Covance, which we recorded in accounts payable. These contingent payments increased goodwill by $5.1 million. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety solutions for a ten-year period, subject to certain exceptions, and we agreed to pay referral fees on certain revenues.
Inflation
We believe the effects of inflation and changing prices generally do not have a material effect on our consolidated results of operations or financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary financial market risks include fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year and A1P1 rated commercial bonds and paper. Due to the current financial market conditions, we have invested primarily in liquid money market funds. We will continue to monitor conditions and look for prudent investment opportunities. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. The impact on interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents, short-term investments and log-term investments. See “Liquidity and Capital Resources” as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the three months ended March 31, 2009 by approximately $0.1 million.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company (including our consolidated subsidiaries) in the reports we file with or submit to the Securities and Exchange Commission is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the stock buy-back activity during the fiscal quarter ended March 31, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number of
			Shares Purchased as Part	Shares that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs (1)	Plans or Programs

January 2009	—	$—	—	7,875,651

February 2009	—	$—	—	7,875,651

March 2009	1,965,452	$5.05	1,965,452	5,910,199

Total	1,965,452		1,965,452

(1)
We originally announced a program to repurchase up to 500,000 shares on April 21, 2004, and subsequently announced increases of 2.0 million and 10.0 million shares on October 20, 2004 and May 3, 2005, respectively. Through March 31, 2009, we have repurchased 6.6 million shares of the 12.5 million shares approved for repurchase.

Item 6. Exhibits

10.14	2009 Bonus Plan.*

10.32	First Amendment to the Amended and Restated 2003 Equity Incentive Plan.*

10.45	Management Employment Agreement effective August 31, 2004 between Amy Furlong and the Company.*

10.57	Management Employment Agreement effective January 1, 2009 between Dr. Joel Morganroth and the Company.*

10.58	Consultant Agreement effective January 1, 2009 between Dr. Joel Morganroth and the Company.*

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc. (Registrant)
Date: May 8, 2009	By:	/s/ Michael J. McKelvey
Michael J. McKelvey
President and Chief Executive Officer, (Principal executive officer)

Date: May 8, 2009	By:	/s/ Keith D. Schneck
Keith D. Schneck
Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.14	2009 Bonus Plan.*

10.32	First Amendment to the Amended and Restated 2003 Equity Incentive Plan.*

10.45	Management Employment Agreement effective August 31, 2004 between Amy Furlong and the Company.*

10.57	Management Employment Agreement effective January 1, 2009 between Dr. Joel Morganroth and the Company.*

10.58	Consultant Agreement effective January 1, 2009 between Dr. Joel Morganroth and the Company.*

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*      Management contract or compensatory plan or arrangement.