Form 10-Q
period 2009-06-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2009-08-07
CIK 1026650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transitional period from                      to __________________.
Commission file number: 0-29100
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of Common Stock, $.01 par value, outstanding as of July 24, 2009, was 48,480,028.

eResearchTechnology, Inc. and Subsidiaries

Part 1. Financial Information

Item 1.	Financial Statements
eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	December 31, 2008	June 30, 2009

Assets
Current Assets:
Cash and cash equivalents	$66,376	$68,729
Short-term investments	50	50
Investment in marketable securities	—	816
Accounts receivable, less allowance for doubtful accounts of $695 and $657, respectively	29,177	17,408
Prepaid income taxes	1,892	4,268
Prepaid expenses and other	2,885	3,929
Deferred income taxes	1,831	1,645

Total current assets	102,211	96,845
Property and equipment, net	29,639	25,409
Goodwill	34,603	34,580
Intangible assets	2,149	1,874
Other assets	520	422

Total assets	$169,122	$159,130

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,971	$3,518
Accrued expenses	8,140	4,570
Income taxes payable	2,492	501
Current portion of capital lease obligations	43	—
Deferred revenues	12,276	13,680

Total current liabilities	26,922	22,269

Deferred rent	2,183	2,409
Deferred income taxes	1,332	2,136
Other liabilities	1,257	997

Total liabilities	31,694	27,811

Commitments and contingencies

Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 59,950,257 and 59,985,442 shares issued, respectively	600	600
Additional paid-in capital	93,828	95,512
Accumulated other comprehensive loss	(2,716)	(1,089)
Retained earnings	110,479	115,097
Treasury stock, 8,686,868 and 11,393,587 shares at cost, respectively	(64,763)	(78,801)

Total stockholders’ equity	137,428	131,319

Total liabilities and stockholders’ equity	$169,122	$159,130

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Net revenues:
EDC licenses and services	$1,487	$1,083	$2,790	$2,501
Services	26,763	16,215	51,358	32,323
Site support	7,222	6,878	14,997	13,138

Total net revenues	35,472	24,176	69,145	47,962

Costs of revenues:
Cost of EDC licenses and services	468	397	919	863
Cost of services	10,185	7,671	20,448	15,364
Cost of site support	4,599	3,470	9,867	7,105

Total costs of revenues	15,252	11,538	31,234	23,332

Gross margin	20,220	12,638	37,911	24,630

Operating expenses:
Selling and marketing	3,810	3,274	7,133	6,700
General and administrative	4,601	3,527	9,474	7,604
Research and development	1,051	993	2,050	2,142

Total operating expenses	9,462	7,794	18,657	16,446

Operating income	10,758	4,844	19,254	8,184
Other income (expense), net	244	(409)	671	(293)

Income before income taxes	11,002	4,435	19,925	7,891
Income tax provision	4,342	1,887	7,519	3,273

Net income	$6,660	$2,548	$12,406	$4,618

Basic net income per share	$0.13	$0.05	$0.24	$0.09

Diluted net income per share	$0.13	$0.05	$0.24	$0.09

Shares used to calculate basic net income per share	50,734	48,866	50,686	49,872

Shares used to calculate diluted net income per share	52,182	49,175	52,038	50,169

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2009
Operating activities:
Net income	$12,406	$4,618
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of EDC operations	—	(530)
Depreciation and amortization	8,574	6,620
Cost of sales of equipment	492	26
Provision for uncollectible accounts	60	210
Share-based compensation	1,366	1,515
Deferred income taxes	(360)	1,421
Changes in operating assets and liabilities:
Accounts receivable	(2,622)	11,987
Prepaid expenses and other	(1,616)	(1,277)
Accounts payable	(240)	683
Accrued expenses	(815)	(3,447)
Income taxes	348	(4,602)
Deferred revenues	583	1,829
Deferred rent	(198)	(3)

Net cash provided by operating activities	17,978	19,050

Investing activities:
Purchases of property and equipment	(5,239)	(2,520)
Proceeds from sales of investments	2,392	—
Payment related to sale of EDC operations	—	(1,150)
Payments for acquisition	(4,798)	(655)

Net cash used in investing activities	(7,645)	(4,325)

Financing activities:
Repayment of capital lease obligations	(855)	(43)
Proceeds from exercise of stock options	1,174	72
Stock option income tax benefit	704	62
Repurchase of common stock for treasury	—	(14,038)

Net cash provided by (used in) financing activities	1,023	(13,947)

Effect of exchange rate changes on cash	8	1,575

Net increase in cash and cash equivalents	11,364	2,353
Cash and cash equivalents, beginning of period	38,082	66,376

Cash and cash equivalents, end of period	$49,446	$68,729

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company”, “ERT” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC) and in this Form 10-Q. Subsequent events through August 7, 2009 have been evaluated for disclosure and recognition.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of ERT and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Based upon management’s view of our operations, we consider our business to consist of one segment.
Reclassifications
The consolidated financial statements for prior periods have been reclassified to conform to the current period’s presentation. In particular, the revenue and cost of revenue of our former EDC operations, which we sold on June 23, 2009 (see Note 6), have been reclassified from the licenses and services categories to the EDC category on the consolidated statements of operations for all periods presented. Additionally, the remaining revenues and costs of sales in licenses, related to cardiac safety reporting and ePRO, were reclassified to the services category on the consolidated statements of operations for all periods presented.
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
Revenue Recognition
Our services revenues consist primarily of our services offered under our Cardiac Safety and, to a lesser extent, ePRO™ solutions. Our site support revenue consists of cardiac safety equipment rentals and sales along with related supplies and logistics management.
Services revenues consist of Cardiac Safety and ePRO services that we provide on a fee for services basis and are recognized as the services are performed. We also provide Cardiac Safety consulting services on a time and materials basis and recognize revenues as we perform the services. Site support revenues are recognized at the time of sale or over the rental period.
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
Our former electronic data capture (EDC) operations are included in EDC licenses and services revenue and include license revenue, technology consulting and training services and software maintenance services. We recognized software revenues in accordance with the Accounting Standards Executive Committee Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition’, With Respect to Certain Transactions.” Accordingly, we recognized up-front license fee revenues under the residual method when a formal agreement existed, delivery of the software and related documentation occurred, collectability was probable and the license fee was fixed or determinable. We recognized monthly and annual term license fee revenues over the term of the arrangement. Hosting service fees were recognized evenly over the term of the service. We recognized revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which was typically twelve months. We provided consulting and training services on a time and materials basis and recognized revenues as we performed the services. See Note 6 for additional disclosure regarding the sale of EDC assets.
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
Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the pharmaceutical, biotechnology and medical device industries. For the six months ended June 30, 2008 and 2009, one client accounted for approximately 27% and 18% of net revenues, respectively. The loss of this client could have a material adverse effect on our operations. We maintain reserves for potential credit losses. Such losses, in the aggregate, have not historically exceeded management’s estimates.
Cash and Cash Equivalents
We consider cash on deposit and in overnight investments and investments in money market funds with financial institutions to be cash equivalents. At the balance sheet dates, cash equivalents consisted of investments in money market funds.
Short-term Investments and Investments in Marketable Securities
At June 30, 2009, short-term investments consisted of an auction rate security issued by a government-sponsored agency while marketable securities include common stock received from the buyer of certain assets of our EDC operations. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. We classified our short-term investment and investment in marketable securities at December 31, 2008 and June 30, 2009 as available-for-sale. At December 31, 2008 and June 30, 2009, unrealized gains and losses were immaterial. Realized gains and losses during the six months ended June 30, 2008 and 2009 were immaterial. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification.
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

Amortization of capitalized software development costs is charged to costs of revenues. Amortization of capitalized software development costs was $0.7 million for each of the three-month periods ended June 30, 2008 and 2009 and $1.4 million and $1.5 million for the six-month periods ended June 30, 2008 and 2009, respectively. For each of the six-month periods ended June 30, 2008 and 2009, we capitalized $1.2 million of software development costs. As of June 30, 2009, $1.4 million of capitalized costs have not yet been placed in service and are therefore not being amortized.
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
The gross cost for cardiac safety equipment was $35.2 million and $36.5 million at December 31, 2008 and June 30, 2009, respectively. The accumulated depreciation for cardiac safety equipment was $25.0 million and $29.4 million at December 31, 2008 and June 30, 2009, respectively.
Goodwill
We carry a significant amount of goodwill. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2008 or during the three or six months ended June 30, 2009. In connection with the sale of certain assets of our EDC operations, in accordance with SFAS No. 142, we allocated $0.1 million of goodwill to our EDC operations which was included in the calculation of the gain on sale.
When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.
The carrying value of goodwill was $34.6 million as of December 31, 2008 and June 30, 2009. During the first six months of 2009, goodwill increased approximately $0.1 million due to contingent payments related to the CCSS acquisition and decreased by $0.1 million due to the sale of certain assets of our EDC operations. Contingent payments of approximately $0.1 million are included in accrued expenses at June 30, 2009. See Note 4 for additional disclosure regarding the CCSS acquisition.
Long-lived Assets
In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during either of the six-month periods ended June 30, 2008 or June 30, 2009.
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

Stock-Based Compensation
Accounting for Stock-Based Compensation
We apply the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three and six months ended June 30, 2008 under SFAS No. 123R was $0.9 million and $1.4 million, respectively. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three and six months ended June 30, 2009 under SFAS No. 123R was $0.6 million and $1.5 million, respectively.
Valuation Assumptions for Options Granted
The fair value of each stock option granted during the three months ended June 30, 2008 and 2009 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis.

	2008	2009
Risk-free interest rate	2.14%	1.34%
Expected life	3.5 years	3.5 years
Expected volatility	51.73%	63.98%
The above assumptions were used to determine the weighted-average per share fair value of $4.77 and $2.14 for stock options granted during the first six months of 2008 and 2009, respectively.
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
In May 2003, the stockholders approved a new stock option plan (the “2003 Plan”) that authorized the grant of both incentive and non-qualified options to acquire shares of our common stock and provided for an annual option grant of 10,000 shares to each outside director. The Compensation Committee of our Board of Directors determines or makes recommendations to our Board of Directors regarding the recipients of option grants, the exercise price and other terms of the options under the 2003 Plan. The exercise price of incentive stock options may not be set below the market value of the common stock on the grant date. Incentive stock options under the 2003 Plan expire ten years from the grant date, or at the end of such shorter period as may be designated by the Compensation Committee, and are exercisable in accordance with vesting provisions set by the Compensation Committee, which generally are over four years. In accordance with the terms of the 2003 Plan, there are a total of 7,318,625 shares reserved for issuance under the 2003 Plan and there were 2,249,805 shares available for grant as of June 30, 2009. The Company normally issues new shares to satisfy option exercises under these plans.
On April 26, 2007, the stockholders approved the adoption of the Company’s Amended and Restated 2003 Equity Incentive Plan (the “2003 Equity Plan”) which included prohibition on repricing of any stock options granted under the Plan unless the stockholders approve such repricing and permitted awards of stock appreciation rights, restricted stock, long term performance awards and performance shares in addition to grants of stock options. On April 29, 2009 the Board of Directors approved a revised amendment to the Plan that provides for the inclusion of restricted stock units in addition to the other equity-based awards authorized thereunder and eliminated the fixed option grants to outside directors. On February 26, 2009, concurrent with the approval of the annual grant of stock options to executive officers and other employees, the Board of Directors approved the award to each outside director of non-qualified options to purchase 22,000 shares pursuant to the 2003 Equity Incentive Plan which were granted on March 2, 2009.

Information with respect to outstanding options under our plans is as follows:

			Remaining
		Weighted	Contractual	Intrinsic
		Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding as of January 1, 2009	3,635,860	$11.03
Granted	1,230,650	4.61
Exercised	(35,185)	2.05
Cancelled/forfeited	(159,739)	11.08

Outstanding as of June 30, 2009	4,671,586	$9.41	5.0	$3,612

Options exercisable or expected to vest at June 30, 2009	4,391,266	$9.52	4.9	$3,364

Options exercisable at June 30, 2009	2,802,786	$10.64	4.1	$1,955

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended June 30, 2008 and 2009 was $2.0 million and $0.2 million, respectively.
As of June 30, 2009, 2,802,786 options with a weighted average exercise price of $10.64 per share were exercisable under the 1996 Plan and the 2003 Plan.
As of June 30, 2009, there was $5.2 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.
Tax Effect Related to Stock-based Compensation Expense
SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the consolidated statement of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our Consolidated Statement of Operations for the six-month periods ended June 30, 2008 and 2009 related to stock-based compensation expense was approximately $0.3 million and $0.5 million, respectively.
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
We adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which was delayed by FSP FAS 157-2 to fiscal years beginning after November 15, 2008, which we therefore adopted as of January 1, 2009. As of June 30, 2009, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. Available-for-sale securities as of June 30, 2009 consisted of an auction rate security, or ARS, issued by a municipality, and marketable securities received from the buyer of certain assets of our EDC operations. The ARS is included in short-term investments in our consolidated balance sheets. The marketable securities, which are priced at a discount due to a restriction on trading that remains in effect until June 23, 2010, are included in investments in marketable securities in our consolidated balance sheets. The discounts on the marketable securities are valued using an option pricing model and takes into consideration multiple inputs including quoted prices of the securities, volatility factors and discount rates. SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

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
The following tables represent our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 and June 30, 2009 (in thousands):

	Fair Value Measurements at December 31, 2008
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$66,376	$66,376	$—	$—
Auction rate securities	50	—	—	50

Total	$66,426	$66,376	$—	$50

	Fair Value Measurements at June 30, 2009
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$68,729	$68,729	$—	$—
Auction rate securities	50	—	—	50
Marketable securities	816	—	816	—

Total	$69,595	$68,729	$816	$50

Note 4. Business Combination
On November 28, 2007, we completed the acquisition of Covance Cardiac Safety Services, Inc. (CCSS) from Covance Inc. (Covance). We have included CCSS’s operating results in our Consolidated Statements of Operations from the date of the acquisition. Under the terms of the Purchase Agreement, we purchased all of the outstanding shares of capital stock of CCSS in consideration of an upfront cash payment of $35.2 million plus additional cash payments of up to approximately $14.0 million, based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. We have additionally incurred approximately $1.1 million in transaction costs. Through June 30, 2009, Covance earned $5.1 million of this contingent amount, of which $3.0 million was recognized in 2007, $2.0 million in 2008 and $0.1 in the six months ended June 30, 2009. At June 30, 2009, approximately $0.1 million of the contingent amount earned remained to be paid to Covance which we recorded in accounts payable. These contingent amounts increased goodwill by $5.1 million. The acquisition included a marketing agreement under which Covance is obligated to use us as its provider of centralized cardiac safety solutions, and to offer these solutions to Covance’s clients, on an exclusive basis, for a 10-year period, subject to certain exceptions. We expense payments to Covance based upon a portion of the revenues we receive during each calendar year of the 10-year term that are based primarily on referrals made by Covance under the agreement. The agreement does not restrict our continuing collaboration with our other key CRO, Phase I units, Academic Research Centers and other strategic partners.

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

		Lease
	Severance	Liability
Balance at acquisition at November 28, 2007	$1,165	$900
Adjustments to previous estimates	16	—
Cash payments	(55)	—

Balance at December 31, 2007	1,126	900
Additional reserve recorded	21	—
Adjustments to previous estimates	(255)	1,183
Cash payments	(801)	(327)

Balance at December 31, 2008	91	1,756
Cash payments	(91)	(260)

Balance at June 30, 2009	$—	$1,496

During the first six months of 2008 and 2009, goodwill was increased by $2.3 million and $0.1 million, respectively. The $2.3 million was comprised of contingent payments to Covance of $1.8 million and additional transaction costs of $0.5 million. The $0.1 million was comprised of contingent payments to Covance. Backlog is being amortized over three years on an accelerated basis. Customer relationships are being amortized over ten years using the straight-line method and technology was amortized over one year using the straight-line method.
Note 5. Intangible Assets
Amortization of intangible assets represents the amortization of the intangible assets from the CCSS acquisition. The gross and net carrying amounts of the acquired intangible assets as of December 31, 2008 and 2009 were as follows (in thousands):

	December 31, 2008
					Estimated
		Accumulated	Net Book		Useful Life (in
Description	Gross Value	Amortization	Value		years)
Backlog	$1,900	$1,269	$631	*	3
Customer Relationships	1,700	182	1,518		10
Technology	400	400	—		1

Total	$4,000	$1,851	$2,149

	June 30, 2009
					Estimated
		Accumulated	Net Book		Useful Life (in
Description	Gross Value	Amortization	Value		years)
Backlog	$1,900	$1,460	$440	*	3
Customer Relationships	1,700	266	$1,434		10
Technology	400	400	$—		1

Total	$4,000	$2,126	$1,874

*	The backlog is being amortized over three years on an accelerated basis.
The related amortization expense reflected in our consolidated statements of operations for the three and six months ended June 30, 2008 was $451 and $902, respectively. The related amortization expense reflected in our consolidated statements of operations for the three and six months ended June 30, 2009 was $138 and $275, respectively.

Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31 (the 2009 amount represents the amortization expense to be recognized over the last six months of the year):

Amortization of
Intangible
Years ending December 31,	Assets
2009	$267
2010	431
2011	170
2012	170
2013	170
Thereafter	666

Total	$1,874

Note 6. Sale of Assets
On June 23, 2009, we completed the sale of certain assets relating to our EDC operations. Under the terms of the transaction, OmniComm Systems, Inc. issued 8.1 million shares of its common stock and assumed certain liabilities including deferred revenue relating to our EDC operations in exchange for our EDC assets which primarily included our EDC software, applications and fixed assets and $1.15 million in cash we paid. During the three months ended June 30, 2009, we recorded a gain on the sale of these assets of $0.5 million within general and administrative expenses in the consolidated statement of operations.
The following table includes summary consolidated statement of operations information related to our EDC operations for the periods presented as reflected in our statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Net revenue	$1,487	$1,083	$2,790	$2,501
Cost of revenue	468	397	919	863

Gross margin	1,019	686	1,871	1,638
Operating expenses	268	(309)	521	(84)

Operating income	751	995	1,350	1,722
Income tax provision	319	418	574	725

Net income from EDC operations	$432	$577	$776	$997

In addition, net revenue for the years ended December 31, 2007 and 2008 was $6.3 million and $5.9 million, respectively, and operating income was approximately $2.7 million for each of the years ended December 31, 2007 and 2008. Operating expenses include costs directly identified with the EDC operations related to selling and marketing and research and development and do not include any general and administrative costs.
Note 7. Net Income per Common Share
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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Net		Per Share
Three Months Ended June 30,	Income	Shares	Amount
2008

Basic net income	$6,660	50,734	$0.13
Effect of dilutive shares	—	1,448	—

Diluted net income	$6,660	52,182	$0.13

2009

Basic net income	$2,548	48,866	$0.05
Effect of dilutive shares	—	309	—

Diluted net income	$2,548	49,175	$0.05

	Net		Per Share
Six Months Ended June 30,	Income	Shares	Amount
2008

Basic net income	$12,406	50,686	$0.24
Effect of dilutive shares	—	1,352	—

Diluted net income	$12,406	52,038	$0.24

2009

Basic net income	$4,618	49,872	$0.09
Effect of dilutive shares	—	297	—

Diluted net income	$4,618	50,169	$0.09

In computing diluted net income per share, options to purchase 1,137,000 and 3,088,000 shares of common stock were excluded from the computations for the three months ended June 30, 2008 and 2009, respectively and options to purchase 1,553,000 and 3,086,000 shares of common stock were excluded from the computations for the six months ended June 30, 2008 and 2009, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.
Note 8. Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the stockholders’ equity section of the balance sheet. Our comprehensive income includes net income and unrealized gains and losses from marketable securities and foreign currency translation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Net income	$6,660	$2,548	$12,406	$4,618

Other comprehensive income:
Change in unrealized losses on marketable securities	—	(219)	—	(219)
Currency translation adjustment	19	2,078	16	1,846

Comprehensive income, net of tax	$6,679	$4,407	$12,422	$6,245

Note 9. Recent Accounting Pronouncements
In December of 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We were required to adopt SFAS No. 141R in the first quarter of 2009 prospectively. The impact of adopting SFAS No. 141R will depend on the nature and terms of future acquisitions.
In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP No. 142-3 did not have an impact on our consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP No. FAS 107-1 and APB 28-1). FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion Number 28, “Interim Financial Reporting” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods. The adoption of this FSP in our quarter ended June 30, 2009 did not have an impact on the Company’s financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 became effective for our second quarter of fiscal 2009. The adoption of SFAS No. 165 did not have a material effect on our results of operations or financial position. Subsequent events through August 7, 2009 have been evaluated for disclosure and recognition.
In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification TM (Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for our third quarter of fiscal 2009. All references to U.S. GAAP will be updated to conform to the Codification. The adoption of SFAS No. 168 will not have a material impact on our results of operations or financial position
Note 10. Income Taxes
We apply the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) an interpretation of SFAS 109. At the adoption date, we had $0.8 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2009, we had $0.5 million of unrecognized tax benefits under the provisions of FIN 48. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2006 through 2007 in the first quarter of 2009 that is anticipated to be completed by the end of 2009. As of June 30, 2009, the IRS has proposed certain adjustments to our research credits tax positions. Management is currently evaluating those proposed adjustments. We do not anticipate the adjustments, even if made, would result in a material change to our financial position.
Our effective income tax rate was 39.5% and 42.5% for the three months ended June 30, 2008 and 2009, respectively and 37.7% and 41.5% for the six months ended June 30, 2008 and 2009, respectively.
Note 11. Related Party Transactions
Our Chairman, Dr. Morganroth, is a cardiologist who, through his wholly-owned professional corporation, provides medical professional services to the Company and receives consulting fees as an independent contractor. Additionally, beginning in January 2007, we entered into an arrangement with Dr. Morganroth’s professional corporation, relating to Dr. Morganroth’s initiation of an ERT consulting practice through the transition of his historic consulting services to us. Our Executive Vice President and Chief Medical Officer is responsible for assigning the consulting work to internal and external resources based upon the requirements of the engagement. In return, Dr. Morganroth’s professional corporation receives a percentage fee of 80% of the net amounts we bill for Dr. Morganroth’s services to our customers. We recorded revenues in connection with services billed to customers under this consulting arrangement of approximately $0.5 million and $0.2 million in the three months ended June 30, 2008 and 2009, respectively, and $1.0 million and $0.6 million in the six months ended June 30, 2008 and 2009, respectively. We incurred percentage fees under this consulting arrangement of approximately $0.4 million and $0.2 million in the three months ended June 30, 2008 and 2009, respectively, and $0.8 million and $0.5 million in the six months ended June 30, 2008 and 2009, respectively. Total amounts payable incurred under this consulting arrangement, including consulting fees and the percentage fees, approximated $0.5 million and $0.3 million in the three months ended June 30, 2008 and 2009, respectively and $1.0 million and $0.7 million in the six months ended June 30, 2008 and 2009, respectively. At June 30, 2008 and 2009, we owed $0.1 million to the professional corporation in connection with this consulting agreement.
Note 12. Commitments and Contingencies
In the second quarter of 2007, we entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 Interactive Voice Response (IVR) clinical assessments offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of June 30, 2009, we paid HTS $1.5 million for the license and $1.0 million in advanced payments against future royalties. As of June 30, 2009, HTS earned royalties of $0.2 million, which were offset against these advanced payments. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. Any royalties earned by HTS will be applied against these payments. All future payments to HTS will be solely based on royalty payments based on revenues received from electronic patient reported outcomes (ePRO™) sales.
On November 28, 2007, we completed the acquisition of CCSS. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We may also pay contingent consideration of up to approximately $14.0 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through December 31, 2010. Through June 30, 2009, Covance earned $5.1 million of this contingent amount, of which $3.0 million was recognized in 2007, $2.0 million in the year ended December 31, 2008 and $0.1 million in the three months ended June 30, 2009. At June 30, 2009, approximately $0.1 million of the contingent amount earned remained to be paid to Covance, which we recorded in accounts payable. These contingent payments increased goodwill by $5.1 million. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety solutions for a ten-year period, subject to certain exceptions, and we agreed to pay referral fees on certain revenues.
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
Note 13. Operating Segments / Geographic Information
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

Geographic information is as follows (in thousands of dollars):

	Three Months Ended June 30, 2008
	North
	America	Europe	Total
EDC licenses and services revenues	$1,487	$—	$1,487
Service revenues	21,583	5,180	26,763
Site support revenues	4,775	2,447	7,222

Net revenues from external customers	$27,845	$7,627	$35,472

Operating income	$8,497	$2,261	$10,758
Long-lived assets	$23,578	$6,274	$29,852
Total assets	$139,347	$19,059	$158,406

	Three Months Ended June 30, 2009
	North
	America	Europe	Total
EDC licenses and services revenues	$1,083	$—	$1,083
Service revenues	13,717	2,498	16,215
Site support revenues	4,930	1,948	6,878

Net revenues from external customers	$19,730	$4,446	$24,176

Operating income	$4,197	$647	$4,844
Long-lived assets	$22,240	$3,169	$25,409
Total assets	$139,648	$19,482	$159,130

	Six Months Ended June 30, 2008
	North
	America	Europe	Total
EDC licenses and services revenues	$2,790	$—	$2,790
Service revenues	42,114	9,244	51,358
Site support revenues	9,906	5,091	14,997

Net revenues from external customers	$54,810	$14,335	$69,145

Operating income	$15,347	$3,907	$19,254
Long-lived assets	$23,578	$6,274	$29,852
Total assets	$139,347	$19,059	$158,406

	Six Months Ended June 30, 2009
	North
	America	Europe	Total
EDC licenses and services revenues	$2,501	$—	$2,501
Service revenues	27,604	4,719	32,323
Site support revenues	9,373	3,765	13,138

Net revenues from external customers	$39,478	$8,484	$47,962

Operating income	$7,182	$1,002	$8,184
Long-lived assets	$22,240	$3,169	$25,409
Total assets	$139,648	$19,482	$159,130
Note 14. Stock Repurchase
Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.2 million shares remain to be purchased as of June 30, 2009. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. During the three months ended June 30, 2009, we purchased 741,267 shares of our common stock at a cost of $4.0 million. During the six months ended June 30, 2009, we purchased 2,706,719 shares of our common stock at a cost of $14.0 million. Subsequent to June 30, 2009, we purchased an additional 112,000 shares for $0.6 million. We did not purchase any shares during the six months ended June 30, 2008.

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
Overview
We were founded in 1977 to provide Cardiac Safety solutions to evaluate the safety of new drugs. We provide technology and service solutions that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety data more efficiently. We are a market leader in providing centralized electrocardiographic solutions (Cardiac Safety solutions) and a provider of technology solutions that streamline the clinical trials process by enabling our clients to evolve from traditional, paper-based methods to electronic processing using our ePRO products and solutions.
On June 23, 2009, we completed the sale of certain assets relating to our EDC operations. Under the terms of the transaction, OmniComm Systems, Inc. issued 8.1 million shares of common stock and assumed certain liabilities including deferred revenue relating to our EDC operations in exchange for our EDC assets which primarily included our EDC software, applications and fixed assets and $1.15 million in cash we paid. During the three months ended June 30, 2009, we recorded a gain on the sale of these assets of $0.5 million within general and administrative expenses in the consolidated statement of operations.
Our services revenues consist primarily of our services offered under our Cardiac Safety and, to a lesser extent, ePRO™ solutions. Our site support revenue consists of cardiac safety equipment rentals and sales along with related supplies and logistics management.
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
Cardiac Safety. Cardiac Safety solutions, including our EXPERT® technology platform, provide for workflow-enabled cardiac safety data collection, interpretation and distribution of electrocardiographic (ECG) data and images as well as for analysis and cardiologist interpretation of ECGs performed on research subjects in connection with our clients’ clinical trials. EXPERT® is designed specifically to address global regulatory guidance and technical standards for digital ECG processing to include digital collection, waveform measurements and annotations, review and output to the regulatory standard file format. Also included in Cardiac Safety solutions is FDA XML delivery, which provides for the delivery of ECGs in a format compliant with the United States Food and Drug Administration’s XML standard for digital ECGs. We also provide ECG equipment through rental and sales to clients to perform the ECG recordings and give them means to send such recordings to us. A new portal product, MyStudy Portal, is now providing sponsors and investigator sites with the ability to order supplies, gain real time reports and respond to queries via a secure web portal in lieu of less efficient means such as faxing and telephone calls.

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
Services revenues consist of Cardiac Safety and ePRO services that we provide on a fee for services basis and are recognized as the services are performed. We also provide Cardiac Safety consulting services on a time and materials basis and recognize revenues as we perform the services. Site support revenues are recognized at the time of sale or over the rental period.
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
Our former electronic data capture (EDC) business is included in EDC licenses and services and included license revenue, technology consulting and training services and software maintenance services. We recognized software revenues in accordance with the Accounting Standards Executive Committee Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition’, With Respect to Certain Transactions.” Accordingly, we recognized up-front license fee revenues under the residual method when a formal agreement existed, delivery of the software and related documentation occurred, collectability was probable and the license fee was fixed or determinable. We recognized monthly and annual term license fee revenues over the term of the arrangement. Hosting service fees were recognized evenly over the term of the service. We recognized revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which was typically twelve months. We provided consulting and training services on a time and materials basis and recognized revenues as we performed the services.
Cost of services includes the cost of Cardiac Safety and ePRO services. Cost of services consists primarily of direct costs related to our centralized Cardiac Safety services and includes wages, depreciation, amortization, fees paid to consultants and other direct operating costs. Cost of site support consists primarily of wages, cardiac safety equipment rent and depreciation, related supplies, cost of equipment sold, shipping expenses and other direct operating costs. Selling and marketing expenses consist primarily of wages and incentive compensation paid to sales personnel, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of wages and direct costs for our finance, administrative, corporate information technology, legal and executive management functions, in addition to professional service fees and corporate insurance. Research and development expenses consist primarily of wages paid to our product development staff, costs paid to outside consultants and other direct costs associated with the development of our technology.

Costs of our former EDC operations included primarily wages, fees paid to outside consultants and other direct operating costs related to our software licensing, consulting and client support functions.
We conduct our operations through offices in the United States (U.S.) and the United Kingdom (UK). Our international net revenues represented approximately 21% and 18% of total net revenues for the six months ended June 30, 2008 and 2009, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology, and revenues are generally attributed to the geographic segment where the work is performed. The profit split methodology equalizes gross margins for each legal entity based upon its respective direct costs.
Reclassifications
The consolidated financial statements for prior periods have been reclassified to conform to the current period’s presentation. In particular, the revenue and cost of revenue of our former EDC operations have been reclassified from the licenses and services categories to the EDC category on the consolidated statements of operations for all periods presented. Additionally, the remaining revenues and costs of sales in licenses, related to Cardiac safety reporting and ePRO subscriptions, were reclassified to the services category on the consolidated statements of operations for all periods presented as these items are relatively insignificant.

Results of Operations
Executive Overview
Net revenues were $24.2 million for the second quarter of 2009, a decrease of $11.3 million or 31.8% from $35.5 million in the second quarter of 2008. The year over year revenue decline is due to a decline in transaction volumes primarily in Thorough QTc and to a lesser extent routine studies, lower revenue from acquired backlog of Covance Cardiac Safety Services, Inc. (CCSS) as this backlog nears completion and lower equipment sales in the second quarter of 2009 than in the second quarter of 2008 as more customers chose to rent cardiac safety equipment.
Gross margin percentage in the second quarter of 2009 was 52.3% compared to 57.0% in the second quarter of 2008. Gross margin percentage is significantly impacted by volume. The negative impacts of volume on the gross margin percentage compared to the prior year’s quarter was partially offset by the elimination of legacy costs associated with processing the CCSS backlog during the period we integrated the CCSS operations and lower depreciation and amortization.
Operating income for the second quarter of 2009 was $4.8 million or 20.0% of total net revenues compared to $10.8 million or 30.3% of total net revenues in the second quarter of 2008. Total expenses were $19.3 million in the second quarter of 2009, a decrease of $5.4 million from $24.7 million in the second quarter of 2008. Our effective income tax rate for the second quarter of 2009 was 42.5% compared to 39.5% in the second quarter of 2008.
Net income for the second quarter of 2009 was $2.5 million, or $0.05 per share, compared to $6.7 million, or $0.13 per share in the second quarter of 2008.
Commencing in the fourth quarter of 2008, general business and economic conditions have deteriorated globally. Starting in the fourth quarter of 2008, we experienced an increased focus in Phase III opportunities, a decline in the number of Thorough QTc bookings, and a delay in starts for certain Thorough QTc trials, and we believe these trends will continue through fiscal 2009. We believe the increase in Phase III opportunities will provide us with a base of business into the future; however, this business will take longer to turn into revenue. We believe that the delays in Thorough QTc trials are related to timing as the result of the uncertain economic environment, especially in small to midsize customers. Thorough QTc trials are generally required to be performed due to regulatory guidance; however, the timing of when these trials are done is discretionary.
We also experienced an increase in awards of new and expanded exclusive or near-exclusive long-term enterprise relationships with large pharmaceutical companies during the latter portion of fiscal 2008 and also continuing into 2009, including several with whom we had very little business in the past. In exchange for these long-term enterprise relationships with large pharmaceutical companies, which are targeted to generate larger volumes of business, we have made selective pricing concessions which we believe will have the effect of lowering overall average transaction pricing in the future as studies performed under these agreements become active and generate revenue. However, we have also recently implemented certain cost reductions to realign our cost structure, which may offset the impact on our gross margin percentage of any pricing reduction. Overall, we believe the fundamental drivers of our core business remain positive. However, a continued weakened global economy could have a negative impact on future results of operations.

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Net revenues:
EDC licenses and services	4.2%	4.5%	4.0%	5.2%
Services	75.4%	67.1%	74.3%	67.4%
Site support	20.4%	28.4%	21.7%	27.4%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Costs of revenues:
Cost of EDC licenses and services	1.3%	1.6%	1.3%	1.8%
Cost of services	28.7%	31.7%	29.6%	32.0%
Cost of site support	13.0%	14.4%	14.3%	14.8%

Total costs of revenues	43.0%	47.7%	45.2%	48.6%

Gross margin	57.0%	52.3%	54.8%	51.4%

Operating expenses:
Selling and marketing	10.7%	13.6%	10.3%	14.0%
General and administrative	13.0%	14.6%	13.7%	15.8%
Research and development	3.0%	4.1%	3.0%	4.5%

Total operating expenses	26.7%	32.3%	27.0%	34.3%

Operating income	30.3%	20.0%	27.8%	17.1%
Other income (expense), net	0.7%	-1.7%	1.0%	-0.7%

Income before income taxes	31.0%	18.3%	28.8%	16.4%
Income tax provision	12.2%	7.8%	10.9%	6.8%

Net income	18.8%	10.5%	17.9%	9.6%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2009.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Three Months Ended June 30,
	2008	2009	Increase (Decrease)
EDC licenses and services:
Net revenues	$1,487	$1,083	$(404)	(27.2%)
Costs of revenues	468	397	(71)	(15.2%)

Gross margin	$1,019	$686	$(333)	(32.7%)

Services:
Net revenues	$26,763	$16,215	$(10,548)	(39.4%)
Costs of revenues	10,185	7,671	(2,514)	(24.7%)

Gross margin	$16,578	$8,544	$(8,034)	(48.5%)

Site support:
Net revenues	$7,222	$6,878	$(344)	(4.8%)
Costs of revenues	4,599	3,470	(1,129)	(24.5%)

Gross margin	$2,623	$3,408	$785	29.9%

Total
Net revenues	$35,472	$24,176	$(11,296)	(31.8%)
Costs of revenues	15,252	11,538	(3,714)	(24.4%)

Gross margin	20,220	12,638	(7,582)	(37.5%)

Operating expenses:
Selling and marketing	3,810	3,274	(536)	(14.1%)
General and administrative	4,601	3,527	(1,074)	(23.3%)
Research and development	1,051	993	(58)	(5.5%)

Total operating expenses	9,462	7,794	(1,668)	(17.6%)

Operating income	10,758	4,844	(5,914)	(55.0%)
Other income (expense), net	244	(409)	(653)	(267.6%)

Income before income taxes	11,002	4,435	(6,567)	(59.7%)
Income tax provision	4,342	1,887	(2,455)	(56.5%)

Net income	$6,660	$2,548	$(4,112)	(61.7%)

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended June 30,		Increase
	2008	2009	(Decrease)
Cost of EDC licenses and services	31.5%	36.7%	5.2%
Cost of services	38.1%	47.3%	9.2%
Cost of site support	63.7%	50.5%	(13.2%)
Total costs of revenues	43.0%	47.7%	4.7%

Operating expenses:
Selling and marketing	10.7%	13.6%	2.9%
General and administrative	13.0%	14.6%	1.6%
Research and development	3.0%	4.1%	1.1%

EDC
On June 23, 2009, we completed the sale of certain assets relating to our EDC operations. Under the terms of the transaction, OmniComm Systems, Inc. issued 8.1 million shares of common stock and assumed certain liabilities including deferred revenue relating to our EDC operations in exchange for our EDC assets which primarily included our EDC software, applications and fixed assets and $1.15 million in cash we paid. During the three months ended June 30, 2009, we recorded a gain on the sale of these assets of $0.5 million within general and administrative expenses in the consolidated statement of operations. The decrease in revenues and corresponding expenses for the three and six months ended June 30, 2009 as compared to the same periods ended June 30, 2008 were due to fewer one-time license sales in 2009 and termination of maintenance agreements.
Revenues
The decrease in services revenues was primarily due to an $8.4 million reduction in transactions performed in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. There was also a decrease in average revenue per transaction that was largely due to a heavier weighting of semi-automatic studies which carry lower transaction prices which resulted in a decrease in revenue of approximately $0.8 million. Project management fees, excluding reporting configuration revenue, decreased $0.8 million, consistent with the decreased Cardiac Safety activity.
Site support revenues decreased primarily due to a reduction in freight revenue due to decreased shipping activity consistent with the decreased Cardiac Safety activity.
Costs of Revenues
The decrease in the cost of services was primarily due to $2.1 million of costs recognized in the second quarter of 2008 associated with the CCSS operations. We completed the integration of the CCSS acquisition in the third quarter of 2008 with the complete transfer of all operating activities from the CCSS Reno facility into our operations in Philadelphia and Peterborough. Additionally, amortization of intangible assets decreased $0.3 million as result of certain assets becoming fully amortized and variable incentive compensation expense decreased $0.4 million due to reduced accruals based on operating results. Partially offsetting the decrease were increases in several areas including labor costs related to additional staff added in the second half of 2008 and market adjustments to salaries made in 2009, increased depreciation due to systems placed in service in 2009 and other expense increases. The increase in the cost of services as a percentage of service revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
The decrease in the cost of site support, both in absolute terms and as a percentage of site support revenues, was primarily due to a $0.8 million decrease in depreciation expense as older, more expensive ECG equipment has become fully depreciated and a $0.2 million decrease in freight. Additional small decreases occurred in costs associated with the CCSS operations in 2008, labor and other expenses.
Operating Expenses
The decrease in selling and marketing expenses was due primarily to a $0.5 million decrease in incentive compensation consistent with lower levels of revenue. The increase in selling and marketing expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.
The decrease in general and administrative expenses was due primarily to $0.9 million of costs recognized in the second quarter of 2008 resulting from including the administrative costs of CCSS in 2008 for which there were no corresponding costs in the second quarter of 2009. Additionally, variable incentive compensation expense decreased $0.4 million due to reduced accruals based on operating results and stock option compensation expense decreased $0.2 million. Partially offsetting these decreases were severance of $0.3 million in the second quarter of 2009 related to the relocation of our customer care team, $0.3 million increase in consulting, and smaller increases in professional fees, bad debt expense and other expenses. The gain on sale of certain assets of our EDC operations of $0.5 million was recorded in the second quarter of 2009. The increase in general and administrative expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.

The decrease in research and development expenses was primarily due to a reduction in variable incentive compensation expense due to reduced accruals based on operating results and an increase in the capitalization of salaries for internal-use software projects partially offset by a $0.2 million increase in expense for third-party consultants. The increase in research and development expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.
In the three months ended June 30, 2009, other income (expense), net, consisted primarily of foreign exchanges losses of $0.5 million partially offset by interest income of $0.2 million. In the three months ended June 30, 2008, other income, net, consisted primarily of interest income of $0.2 million. Foreign exchange losses were caused by dollar-denominated receivables and deferred revenue in our UK entity that were settled at less favorable exchange rates with the British pound sterling.
Our effective tax rate for the three months ended June 30, 2009 was 42.5% compared to 39.5% for the three months ended June 30, 2008. The increase in the effective tax rate is primarily due to greater income apportionment in higher tax jurisdictions and a reduction in certain tax credits.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2009.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Six Months Ended June 30,
	2008	2009	Increase (Decrease)
EDC licenses and services:
Net revenues	$2,790	$2,501	$(289)	(10.4%)
Costs of revenues	919	863	(56)	(6.1%)

Gross margin	$1,871	$1,638	$(233)	(12.5%)

Services:
Net revenues	$51,358	$32,323	$(19,035)	(37.1%)
Costs of revenues	20,448	15,364	(5,084)	(24.9%)

Gross margin	$30,910	$16,959	$(13,951)	(45.1%)

Site support:
Net revenues	$14,997	$13,138	$(1,859)	(12.4%)
Costs of revenues	9,867	7,105	(2,762)	(28.0%)

Gross margin	$5,130	$6,033	$903	17.6%

Total
Net revenues	$69,145	$47,962	$(21,183)	(30.6%)
Costs of revenues	31,234	23,332	(7,902)	(25.3%)

Gross margin	37,911	24,630	(13,281)	(35.0%)

Operating expenses:
Selling and marketing	7,133	6,700	(433)	(6.1%)
General and administrative	9,474	7,604	(1,870)	(19.7%)
Research and development	2,050	2,142	92	4.5%

Total operating expenses	18,657	16,446	(2,211)	(11.9%)

Operating income	19,254	8,184	(11,070)	(57.5%)
Other income (expense), net	671	(293)	(964)	(143.7%)

Income before income taxes	19,925	7,891	(12,034)	(60.4%)
Income tax provision	7,519	3,273	(4,246)	(56.5%)

Net income	$12,406	$4,618	$(7,788)	(62.8%)

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Six Months Ended June 30,		Increase
	2008	2009	(Decrease)
Cost of EDC licenses and services	32.9%	34.5%	1.6%
Cost of services	39.8%	47.5%	7.7%
Cost of site support	65.8%	54.1%	(11.7%)
Total costs of revenues	45.2%	48.6%	3.4%

Operating expenses:
Selling and marketing	10.3%	14.0%	3.7%
General and administrative	13.7%	15.8%	2.1%
Research and development	3.0%	4.5%	1.5%

EDC
On June 23, 2009, we completed the sale of certain assets relating to our EDC operations. The decrease in revenues and corresponding expenses for the three and six months ended June 30, 2009 as compared to the same periods ended June 30, 2008 were due to fewer one-time license sales in 2009 and termination of maintenance agreements.
Revenues
The decrease in services revenues was primarily due to a $15.6 million reduction in transactions performed in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. There was also a decrease in average revenue per transaction that was largely due to a heavier weighting of semi-automatic studies which carry lower transaction prices, resulting in a decrease in revenue of approximately $1.3 million. Project management fees decreased $1.2 million, consistent with the decreased Cardiac Safety activity. The balance of the decrease is due to a $0.2 million decrease in Cardiac Safety consulting revenue and a number of miscellaneous other decreases.
Site support revenues decreased primarily due to a $0.9 million decrease in equipment sales as more customers choose to rent cardiac safety equipment and a $0.8 million decrease in rental revenue from cardiac safety equipment due to a lower average price per unit. The lower average price per unit is a result of planned actions that we have recently taken to improve our competitiveness with regard to this component of our revenue. Additionally, there was a $0.4 million reduction in freight revenue due to decreased shipping activity consistent with the decreased Cardiac Safety activity. A small increase in supplies and other revenue partially offset these decreases.
Costs of Revenues
The decrease in the cost of services was primarily due to $4.8 million of costs recognized in the six months ended June 30, 2008 associated with the CCSS operations. We completed the integration of the CCSS acquisition in the third quarter of 2008 with the complete transfer of all operating activities from the CCSS Reno facility into our operations in Philadelphia and Peterborough. Additionally, amortization of intangible assets decreased $0.6 million as result of certain assets becoming fully amortized and variable incentive compensation expense decreased $0.6 million due to reduced accruals based on operating results. Partially offsetting the decrease were increases in several areas including labor costs related to additional staff added in the second half of 2008 and market adjustments to salaries made in 2009, increased depreciation due to systems placed in service in 2009 and other expense increases. The increase in the cost of services as a percentage of service revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
The decrease in the cost of site support, both in absolute terms and as a percentage of site support revenues, was primarily due to a $1.6 million decrease in depreciation expense as older, more expensive ECG equipment has become fully depreciated, $0.8 million of costs recognized in the six months ended June 30, 2008 associated with the CCSS operations, and a $0.5 million decrease in freight.
Operating Expenses
The decrease in selling and marketing expenses was due primarily to a $0.5 million decrease in incentive compensation consistent with lower levels of revenue. Partially offsetting this decrease was an increase in consulting and marketing costs due to corporate rebranding and other planned initiatives. The increase in selling and marketing expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.
The decrease in general and administrative expenses was due primarily to $2.2 million of costs recognized in the first six months of 2008 resulting from including the administrative costs of CCSS in 2008 for which there were no corresponding costs in the first six months of 2009. Additionally, variable incentive compensation expense decreased $0.4 million due to reduced accruals based on operating results. Partially offsetting these decreases were severance of $0.3 million in the second quarter of 2009 related to the relocation of our customer care team from our New Jersey location to our Philadelphia location, $0.2 million increase in each of consulting, bad debt expense and professional fees and smaller increases in stock option compensation expense and other expenses. The gain on sale of certain assets of the EDC operations of $0.5 million was recorded in the second quarter of 2009. The increase in general and administrative expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.
In the six months ended June 30, 2009, other income (expense), net, consisted primarily of foreign exchanges losses of $0.4 million partially offset by interest income of $0.1 million. In the six months ended June 30, 2008, other income, net, consisted primarily of interest income of $0.5 million and foreign exchange gains of $0.1 million. Foreign exchange losses in 2009 were caused by dollar-denominated receivables in our UK entity that were settled at less favorable exchange rates with the British pound sterling.

Our effective tax rate for the six months ended June 30, 2009 was 41.5% compared to 37.7% for the six months ended June 30, 2008. The increase in the effective tax rate is primarily due to greater income apportionment in higher tax jurisdictions and a reduction in certain tax credits. Additionally, the effective tax rate for the six months ended June 30, 2008 included a benefit of $0.3 million related to our determination that a portion of our UK subsidiary’s current undistributed net earnings, as well as the future net earnings, will be permanently reinvested. The effective tax rate for the six months ended June 30, 2008 also included a benefit from tax-free interest income which declined significantly in the six months ended June 30, 2009.
Liquidity and Capital Resources
At June 30, 2009, we had $68.8 million of cash, cash equivalents and short-term investments. We had historically placed our investments in municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates and maturities of less than one year, and A1P1 rated commercial bonds and paper. Due to the current financial market conditions, we have invested primarily in liquid money market funds.
For the six months ended June 30, 2009, our operations provided cash of $19.1 million compared to $18.0 million during the six months ended June 30, 2008. The increase was primarily the result of a decrease in accounts receivable in the six months ended June 30, 2009 of $12.0 million as compared to an increase of $2.6 million in the six months ended June 30, 2008 related to focused collection efforts and a decrease in revenue. Partially offsetting this positive impact on cash flow was $7.8 million of lower net income in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, a $2.6 million larger decrease in accrued expenses in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 which was largely the result of the payment of a greater amount in 2009 for variable incentive compensation related to the prior year’s results, and a $3.4 million decrease in net income tax liabilities in the six months ended June 30, 2009 as compared to an immaterial decrease in the six months ended June 30, 2008. Changes in income taxes, including deferred income taxes, are due to the timing and size of income tax payments and provision. The tax provision decreased in 2009 due to lower taxable income, but at a higher effective tax rate.
For the six months ended June 30, 2009, our investing activities used cash of $4.3 million as compared to $7.6 million during the six months ended June 30, 2008. $0.7 million and $4.8 million were incurred in the first six months of 2009 and 2008, respectively, for contingent payments and transaction costs related to the CCSS acquisition.
During the six months ended June 30, 2009 and 2008, we purchased $2.5 million and $5.2 million, respectively, of property and equipment. Included in property and equipment is $1.2 million for each of the six months ended June 30, 2009 and 2008 of internal use software including software associated with the development of a data and communications management services software product (EXPERT®) used in connection with our centralized core cardiac safety ECG services. We capitalize certain internal use software costs in accordance with Statement of Position (SOP) 98-1, “Accounting for Costs of Computer Software for Internal Use.” The amortization is charged to the cost of Cardiac Safety services beginning at the time the software is ready for its intended use. The balance of the change was due to a decrease in purchases of ECG equipment commensurate with the decrease in revenue in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.
For the six months ended June 30, 2009, our financing activities used cash of $13.9 million compared to providing $1.0 million for the six months ended June 30, 2008. In the six months ended June 30, 2009, we repurchased $14.0 million of our common stock under our stock buy-back program. We did not purchase any of our common stock during the six months ended June 30, 2008.
We have a line of credit arrangement with Wachovia Bank, National Association totaling $3.0 million which expires on June 1, 2010. To date, we have not borrowed any amounts under our line of credit. As of June 30, 2009, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million.
We have commitments to purchase approximately $2.8 million of private label cardiac safety equipment from a manufacturer over a twelve-month period beginning upon completion of our user acceptance testing, which is currently anticipated to be completed in the first quarter of 2010. We expect to purchase this cardiac safety equipment in the normal course of business and thus this commitment does not represent a significant commitment above our expected purchases of ECG equipment during this period.
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
Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.2 million shares remain to be purchased as of June 30, 2009. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and investments and could also require us to seek additional external financing. During the six months ended June 30, 2009, we purchased 2,706,719 shares of our common stock at a cost of $14.0 million. Subsequent to June 30, 2009, an additional 112,000 shares were purchased for $0.6 million. No shares were purchased during the six months ended June 30, 2008.

On November 28, 2007, we completed the acquisition of CCSS from Covance Inc. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We have additionally incurred approximately $1.1 million in transaction costs. We may also pay contingent consideration of up to approximately $14.0 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through December 31, 2010. Through June 30, 2009, Covance earned $5.1 million of this contingent amount, of which $3.0 million was recognized in 2007, $2.0 million in the year ended December 31, 2008 and $0.1 million in the six months ended June 30, 2009. At June 30, 2009, approximately $0.1 million of the contingent amount earned remained to be paid to Covance, which we recorded in accounts payable. These contingent payments increased goodwill by $5.1 million. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety solutions for a ten-year period, subject to certain exceptions, and we agreed to pay referral fees on certain revenues.
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
Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the six months ended June 30, 2009 by approximately $0.1 million.

Item 4.	Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company (including our consolidated subsidiaries) in the reports we file with or submit to the Securities and Exchange Commission is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the stock buy-back activity during the fiscal quarter ended June 30, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of
			Shares Purchased as	(d) Maximum Number of
			Part of Publicly	Shares that May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs (1)	Plans or Programs

April 2009	168,000	$5.24	168,000	5,742,199

May 2009	479,700	$5.48	479,700	5,262,499

June 2009	93,567	$5.50	93,567	5,168,932

Total	741,267		741,267

(1)
We originally announced a program to repurchase up to 500,000 shares on April 21, 2004, and subsequently announced increases of $2.0 million and 10.0 million shares on October 20, 2004 and May 3, 2005, respectively. Through June 30, 2009, we have repurchased 7.3 million shares of the 12.5 million shares approved for repurchase.

Item 4.	Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on April 29, 2009. The matters submitted to the stockholders for vote were the election of two directors to each serve a three-year term until 2012 and ratification of the appointment of KPMG LLP as our independent registered public accountants for the year ending December 31, 2009.
At the meeting, the stockholders elected Michael J. McKelvey, Ph.D and Stephen M. Scheppmann to the Board of Directors. Dr. McKelvey was elected with 32,566,680 shares voted for the election, or 64.7% of the 50,315,890 shares outstanding and eligible to vote, with 10,257,858 shares withholding the authority to vote for such election. Mr. Scheppmann was elected with 32,660,232 shares voted for the election, or 64.9% of the shares outstanding and eligible to vote, with 10,164,306 shares withholding the authority to vote for such election. With the election of the two directors, they joined Sheldon M. Bonovitz, Michael F. DeMane, Gerald A. Faich, MD, MPH, Elam M. Hitchner, Joel Morganroth MD, and Stephen S. Phillips as our directors.
The stockholders also ratified the appointment of KPMG LLP as our independent registered public accountants for 2009 with 42,293,344 shares voted for ratification, or 84.1% of the shares outstanding and eligible to vote, with 462,413 shares voted against ratification and 68,780 shares abstained.

Item 6.	Exhibits

10.28	Modification Number One to Promissory Note and Loan Agreement dated May 19, 2009.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc.
(Registrant)

Date: August 7, 2009	By:	/s/ Michael J. McKelvey Michael J. McKelvey
President and Chief Executive Officer,
(Principal executive officer)

Date: August 7, 2009	By:	/s/ Keith D. Schneck Keith D. Schneck
Executive Vice President, Chief Financial
Officer and Secretary
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.28	Modification Number One to Promissory Note and Loan Agreement dated May 19, 2009.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement.