Form 10-Q
period 2009-09-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2009-11-06
CIK 1026650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
The number of shares of Common Stock, $.01 par value, outstanding as of October 23, 2009, was 48,467,789.

eResearchTechnology, Inc. and Subsidiaries

Part 1. Financial Information

Item 1.	Financial Statements
eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	December 31, 2008	September 30, 2009

Assets
Current Assets:
Cash and cash equivalents	$66,376	$72,067
Short-term investments	50	50
Investment in marketable securities	—	774
Accounts receivable, less allowance for doubtful accounts of $695 and $515, respectively	29,177	16,773
Prepaid income taxes	1,892	4,266
Prepaid expenses and other	2,885	3,811
Deferred income taxes	1,831	1,899

Total current assets	102,211	99,640
Property and equipment, net	29,639	23,766
Goodwill	34,603	34,635
Intangible assets	2,149	1,737
Other assets	520	417

Total assets	$169,122	$160,195

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,971	$3,156
Accrued expenses	8,140	4,511
Income taxes payable	2,492	2,195
Current portion of capital lease obligations	43	—
Deferred revenues	12,276	12,220

Total current liabilities	26,922	22,082

Deferred rent	2,183	2,413
Deferred income taxes	1,332	1,325
Other liabilities	1,257	879

Total liabilities	31,694	26,699

Commitments and contingencies

Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 59,950,257 and 60,057,392 shares issued, respectively	600	601
Additional paid-in capital	93,828	96,539
Accumulated other comprehensive loss	(2,716)	(1,677)
Retained earnings	110,479	117,916
Treasury stock, 8,686,868 and 11,589,603 shares at cost, respectively	(64,763)	(79,883)

Total stockholders’ equity	137,428	133,496

Total liabilities and stockholders’ equity	$169,122	$160,195

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Net revenues:
EDC licenses and services	$1,564	$—	$4,354	$2,501
Services	24,184	15,969	75,542	48,292
Site support	8,182	6,757	23,179	19,895

Total net revenues	33,930	22,726	103,075	70,688

Costs of revenues:
Cost of EDC licenses and services	456	—	1,371	863
Cost of services	9,674	7,577	30,126	22,941
Cost of site support	4,698	3,418	14,565	10,523

Total costs of revenues	14,828	10,995	46,062	34,327

Gross margin	19,102	11,731	57,013	36,361

Operating expenses:
Selling and marketing	3,126	3,056	10,259	9,756
General and administrative	4,254	2,977	13,728	10,581
Research and development	1,173	989	3,223	3,131

Total operating expenses	8,553	7,022	27,210	23,468

Operating income	10,549	4,709	29,803	12,893
Other income (expense), net	251	(82)	922	(375)

Income before income taxes	10,800	4,627	30,725	12,518
Income tax provision	3,870	1,808	11,389	5,081

Net income	$6,930	$2,819	$19,336	$7,437

Basic net income per share	$0.14	$0.06	$0.38	$0.15

Diluted net income per share	$0.13	$0.06	$0.37	$0.15

Shares used to calculate basic net income per share	50,856	48,452	50,743	49,399

Shares used to calculate diluted net income per share	52,180	48,755	52,085	49,698

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2009
Operating activities:
Net income	$19,336	$7,437
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of EDC operations	—	(530)
Depreciation and amortization	12,519	9,694
Cost of sales of equipment	717	93
Provision for uncollectible accounts	60	210
Share-based compensation	1,966	2,145
Deferred income taxes	(1,151)	347
Changes in operating assets and liabilities:
Accounts receivable	(6,601)	12,516
Prepaid expenses and other	(1,560)	(1,269)
Accounts payable	357	(69)
Accrued expenses	(363)	(3,728)
Income taxes	931	(2,955)
Deferred revenues	747	588
Deferred rent	(177)	211

Net cash provided by operating activities	26,781	24,690

Investing activities:
Purchases of property and equipment	(6,966)	(3,567)
Proceeds from sales of investments	8,747	—
Payment related to sale of EDC operations	—	(1,150)
Payments for acquisition	(4,964)	(655)

Net cash used in investing activities	(3,183)	(5,372)

Financing activities:
Repayment of capital lease obligations	(1,085)	(43)
Proceeds from exercise of stock options	1,502	372
Stock option income tax benefit	839	134
Repurchase of common stock for treasury	—	(15,120)

Net cash provided by (used in) financing activities	1,256	(14,657)

Effect of exchange rate changes on cash	(610)	1,030

Net increase in cash and cash equivalents	24,244	5,691
Cash and cash equivalents, beginning of period	38,082	66,376

Cash and cash equivalents, end of period	$62,326	$72,067

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company,” “ERT” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC) and in this Form 10-Q. Subsequent events through November 6, 2009 have been evaluated for disclosure and recognition.
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
At the time of each transaction, management assesses whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. The assessment of whether the fee is fixed or determinable is based upon the payment terms of the transaction. If a significant portion of a fee is due after our normal payment terms or upon implementation or client acceptance, the fee is accounted for as not being fixed or determinable and revenue is recognized as the fees become due or after implementation or client acceptance has occurred.
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

For arrangements with multiple deliverables where the fair value of each element is known, the revenue is allocated to each component based on the relative fair value of each element. For arrangements with multiple deliverables where the fair value of one or more delivered elements is not known, revenue is allocated to each component of the arrangement using the residual method provided that the fair value of all undelivered elements is known. Fair values for undelivered elements are based primarily upon stated renewal rates for future products or services.
We have recorded reimbursements received for out-of-pocket expenses incurred as revenue in the accompanying consolidated financial statements.
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
Our former electronic data capture (EDC) operations are included in EDC licenses and services revenue and include license revenue, technology consulting and training services and software maintenance services. We recognized up-front license fee revenues under the residual method when a formal agreement existed, delivery of the software and related documentation occurred, collectability was probable and the license fee was fixed or determinable. We recognized monthly and annual term license fee revenues over the term of the arrangement. Hosting service fees were recognized evenly over the term of the service. We recognized revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which was typically twelve months. We provided consulting and training services on a time and materials basis and recognized revenues as we performed the services. See Note 6 for additional disclosure regarding the sale of our EDC assets.
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
Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the pharmaceutical, biotechnology and medical device industries. For the nine months ended September 30, 2008 and 2009, one client accounted for approximately 25% and 17% of net revenues, respectively. The loss of this client could have a material adverse effect on our operations. We maintain reserves for potential credit losses. Such losses, in the aggregate, have not historically exceeded management’s estimates.
Cash and Cash Equivalents
We consider cash on deposit and in overnight investments and investments in money market funds with financial institutions to be cash equivalents. At the balance sheet dates, cash equivalents consisted of investments in money market funds.
Short-term Investments and Investments in Marketable Securities
At September 30, 2009, short-term investments consisted of an auction rate security issued by a government-sponsored agency while marketable securities consisted of common stock received from the buyer of certain assets of our EDC operations. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. We classified our short-term investment and investment in marketable securities at December 31, 2008 and September 30, 2009 as available-for-sale. At December 31, 2008 and September 30, 2009, unrealized gains and losses were immaterial. Realized gains and losses during the nine months ended September 30, 2008 and 2009 were immaterial. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification.

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
Amortization of capitalized software development costs is charged to costs of revenues. Amortization of capitalized software development costs was $0.7 million for each of the three-month periods ended September 30, 2008 and 2009 and $2.2 million for each of the nine-month periods ended September 30, 2008 and 2009. For the nine-month periods ended September 30, 2008 and 2009, we capitalized $1.6 million and $1.9 million, respectively, of software development costs. As of September 30, 2009, $1.9 million of capitalized costs have not yet been placed in service and are therefore not being amortized.
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
The gross cost for cardiac safety equipment was $35.2 million and $35.6 million at December 31, 2008 and September 30, 2009, respectively. The accumulated depreciation for cardiac safety equipment was $25.0 million and $29.8 million at December 31, 2008 and September 30, 2009, respectively.
Goodwill
We carry a significant amount of goodwill. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2008 or during the three or nine months ended September 30, 2009. In connection with the sale of certain assets of our EDC operations, we allocated $0.1 million of goodwill to our EDC operations which was included in the calculation of the gain on sale.
When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.
The carrying value of goodwill was $34.6 million as of December 31, 2008 and September 30, 2009. During the first nine months of 2009, goodwill increased approximately $0.2 million due to contingent payments related to the Covance Cardiac Safety Services, Inc. (CCSS) acquisition and was offset by a decrease in goodwill due to the sale of certain assets of our EDC operations. Contingent payments of approximately $0.2 million are included in accrued expenses at September 30, 2009. See Note 4 for additional disclosure regarding the CCSS acquisition.
Long-lived Assets
When events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during either of the nine-month periods ended September 30, 2008 or September 30, 2009.

Software Development Costs
Research and development expenditures related to software development are charged to operations as incurred. We capitalize certain software development costs subsequent to the establishment of technological feasibility. Because software development costs have not been significant after the establishment of technological feasibility, all such costs have been charged to expense as incurred.
Stock-Based Compensation
Accounting for Stock-Based Compensation
Costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three and nine months ended September 30, 2008 was $0.6 million and $2.0 million, respectively. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 was $0.6 million and $2.1 million, respectively.
Valuation Assumptions for Options Granted
The fair value of each stock option granted during the nine months ended September 30, 2008 and 2009 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis.

	2008	2009
Risk-free interest rate	2.23%	1.34%
Expected life	3.5 years	3.5 years
Expected volatility	51.50%	63.98%
The above assumptions were used to determine the weighted-average per share fair value of $4.89 and $2.14 for stock options granted during the first nine months of 2008 and 2009, respectively.
Equity Incentive Plans
In 1996, we adopted a stock option plan (the “1996 Plan”) that authorized the grant of both incentive and non-qualified options to acquire up to 9,450,000 shares of the Company’s common stock, which includes subsequent amendments to the 1996 Plan. Our Board of Directors determined the exercise price of the options under the 1996 Plan. The exercise price of incentive stock options was not below the market value of the common stock on the grant date. Incentive stock options under the 1996 Plan expire ten years from the grant date and are exercisable in accordance with vesting provisions set by the Board, which generally are over three to five years. No additional options have been granted under this plan, as amended, since December 31, 2003 and no additional options may be granted thereunder in accordance with the terms of the 1996 Plan.
In May 2003, the stockholders approved a new stock option plan (the “2003 Plan”) that authorized the grant of both incentive and non-qualified options to acquire shares of our common stock and provided for an annual option grant of 10,000 shares to each outside director. The Compensation Committee of our Board of Directors determines or makes recommendations to our Board of Directors regarding the recipients of option grants, the exercise price and other terms of the options under the 2003 Plan. The exercise price of incentive stock options may not be set below the market value of the common stock on the grant date. Incentive stock options under the 2003 Plan expire ten years from the grant date, or at the end of such shorter period as may be designated by the Compensation Committee, and are exercisable in accordance with vesting provisions set by the Compensation Committee, which generally are over four years. In accordance with the terms of the 2003 Plan, there are a total of 7,318,625 shares reserved for issuance under the 2003 Plan and there were 2,331,105 shares available for grant as of September 30, 2009. The Company normally issues new shares to satisfy option exercises under these plans.
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

Information with respect to outstanding options under our plans is as follows:

			Remaining
		Weighted	Contractual	Intrinsic
		Average	Term	Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding as of January 1, 2009	3,635,860	$11.03
Granted	1,230,650	4.61
Exercised	(107,135)	3.47
Cancelled/forfeited	(241,039)	12.36

Outstanding as of September 30, 2009	4,518,336	$9.39	4.9	$5,072

Options exercisable or expected to vest at September 30, 2009	4,242,606	$9.52	4.8	$4,700

Options exercisable at September 30, 2009	2,680,136	$10.71	4.1	$2,593

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended September 30, 2008 and 2009 was $2.5 million and $0.3 million, respectively.
As of September 30, 2009, 2,680,136 options with a weighted average exercise price of $10.71 per share were exercisable under the 1996 Plan and the 2003 Plan.
As of September 30, 2009, there was $4.5 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Tax Effect Related to Stock-based Compensation Expense
Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the consolidated statement of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our Consolidated Statement of Operations for the nine-month periods ended September 30, 2008 and 2009 related to stock-based compensation expense was approximately $0.5 million and $0.4 million, respectively.
Note 3. Fair Value of Financial Instruments
A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Fair value is based upon an exit price model.
We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. Available-for-sale securities as of September 30, 2009 consisted of an auction rate security, or ARS, issued by a municipality, and marketable securities received from the buyer of certain assets of our EDC operations. The ARS is included in short-term investments in our consolidated balance sheets. The marketable securities, which are priced at a discount due to a restriction on trading that remains in effect until June 23, 2010, are included in investments in marketable securities in our consolidated balance sheets. The discount on the marketable securities is valued using an option pricing model and takes into consideration multiple inputs including quoted prices of the securities, volatility factors and discount rates. The three levels of the fair value hierarchy are described below:

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

The following tables represent our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 and September 30, 2009 (in thousands):

	Fair Value Measurements at December 31, 2008
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$66,376	$66,376	$—	$—
Auction rate securities	50	—	—	50

Total	$66,426	$66,376	$—	$50

	Fair Value Measurements at September 30, 2009
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$72,067	$72,067	$—	$—
Auction rate securities	50	—	—	50
Marketable securities	774	—	774	—

Total	$72,891	$72,067	$774	$50

Note 4. Business Combination
On November 28, 2007, we completed the acquisition of Covance Cardiac Safety Services, Inc. (CCSS) from Covance Inc. (Covance). We have included CCSS’s operating results in our Consolidated Statements of Operations from the date of the acquisition. Under the terms of the Purchase Agreement, we purchased all of the outstanding shares of capital stock of CCSS in consideration of an upfront cash payment of $35.2 million plus additional cash payments of up to approximately $14.0 million, based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. We have additionally incurred approximately $1.1 million in transaction costs. Through September 30, 2009, Covance earned $5.2 million of this contingent amount, of which $3.0 million was recognized in 2007, $2.0 million in 2008 and $0.2 million in the nine months ended September 30, 2009. At September 30, 2009, approximately $0.2 million of the contingent amount earned remained to be paid to Covance which we recorded in accounts payable. These contingent amounts increased goodwill by $5.2 million. The acquisition included a marketing agreement under which Covance is obligated to use us as its provider of centralized cardiac safety solutions, and to offer these solutions to Covance’s clients, on an exclusive basis, for a 10-year period, subject to certain exceptions. We expense payments to Covance based upon a portion of the revenues we receive during each calendar year of the 10-year term that are based primarily on referrals made by Covance under the agreement. The agreement does not restrict our continuing collaboration with our other key CRO, Phase I units, Academic Research Centers and other strategic partners.

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

		Lease
	Severance	Liability
Balance at acquisition at November 28, 2007	$1,165	$900
Adjustments to previous estimates	16	—
Cash payments	(55)	—

Balance at December 31, 2007	1,126	900
Additional reserve recorded	21	—
Adjustments to previous estimates	(255)	1,183
Cash payments	(801)	(327)

Balance at December 31, 2008	91	1,756
Cash payments	(91)	(377)

Balance at September 30, 2009	$—	$1,379

During the first nine months of 2008 and 2009, goodwill was increased by $2.6 million and $0.2 million, respectively. The $2.6 million was comprised of contingent payments to Covance of $2.1 million and additional transaction costs of $0.5 million. The $0.2 million was comprised of contingent payments to Covance. Backlog is being amortized over three years on an accelerated basis. Customer relationships are being amortized over ten years using the straight-line method and technology was amortized over one year using the straight-line method.
Note 5. Intangible Assets
Amortization of intangible assets represents the amortization of the intangible assets from the CCSS acquisition. The gross and net carrying amounts of the acquired intangible assets as of December 31, 2008 and 2009 were as follows (in thousands):

	December 31, 2008
					Estimated
		Accumulated	Net Book		Useful Life
Description	Gross Value	Amortization	Value		(in years)
Backlog	$1,900	$1,269	$631	*	3
Customer Relationships	1,700	182	1,518		10
Technology	400	400	—		1

Total	$4,000	$1,851	$2,149

	September 30, 2009
					Estimated
		Accumulated	Net Book		Useful Life
Description	Gross Value	Amortization	Value		(in years)
Backlog	$1,900	$1,555	$345	*	3
Customer Relationships	1,700	308	$1,392		10
Technology	400	400	$—		1

Total	$4,000	$2,263	$1,737

*	The backlog is being amortized over three years on an accelerated basis.
The related amortization expense reflected in our consolidated statements of operations for the three and nine months ended September 30, 2008 was $0.5 million and $1.4 million, respectively. The related amortization expense reflected in our consolidated statements of operations for the three and nine months ended September 30, 2009 was $0.1 million and $0.4 million, respectively.

Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31 (the 2009 amount represents the amortization expense to be recognized over the last three months of the year (in thousands)):

Amortization of
Intangible
Years ending December 31,	Assets
2009	$130
2010	431
2011	170
2012	170
2013	170
Thereafter	666

Total	$1,737

Note 6. Sale of Assets
On June 23, 2009, we completed the sale of certain assets relating to our EDC operations. Under the terms of the transaction, OmniComm Systems, Inc. issued 8.1 million shares of its common stock and assumed certain liabilities including deferred revenue relating to our EDC operations in exchange for our EDC assets which primarily included our EDC software, applications and fixed assets and $1.15 million in cash we paid. During the nine months ended September 30, 2009, we recorded a gain on the sale of these assets of $0.5 million within general and administrative expenses in the consolidated statement of operations.
The following table includes summary consolidated statement of operations information related to our EDC operations for the periods presented as reflected in our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Net revenue	$1,564	$—	$4,354	$2,501
Cost of revenue	456	—	1,371	863

Gross margin	1,108	—	2,983	1,638
Operating expenses	261	—	781	(84)

Operating income	847	—	2,202	1,722
Income tax provision	369	—	960	725

Net income from EDC operations	$478	$—	$1,242	$997

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Net		Per Share
Three Months Ended September 30,	Income	Shares	Amount
2008

Basic net income	$6,930	50,856	$0.14
Effect of dilutive shares	—	1,324	(0.01)

Diluted net income	$6,930	52,180	$0.13

2009

Basic net income	$2,819	48,452	$0.06
Effect of dilutive shares	—	303	—

Diluted net income	$2,819	48,755	$0.06

	Net		Per Share
Nine Months Ended September 30,	Income	Shares	Amount
2008

Basic net income	$19,336	50,743	$0.38
Effect of dilutive shares	—	1,342	(0.01)

Diluted net income	$19,336	52,085	$0.37

2009

Basic net income	$7,437	49,399	$0.15
Effect of dilutive shares	—	299	—

Diluted net income	$7,437	49,698	$0.15

In computing diluted net income per share, options to purchase 1,295,000 and 2,926,000 shares of common stock were excluded from the computations for the three months ended September 30, 2008 and 2009, respectively and options to purchase 1,467,000 and 3,032,000 shares of common stock were excluded from the computations for the nine months ended September 30, 2008 and 2009, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.
Note 8. Comprehensive Income
Companies are required to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the stockholders’ equity section of the balance sheet. Our comprehensive income includes net income and unrealized gains and losses from marketable securities and foreign currency translation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Net income	$6,930	$2,819	$19,336	$7,437

Other comprehensive income:
Change in unrealized losses on marketable securities	—	(27)	—	(246)
Currency translation adjustment	(1,270)	(561)	(1,254)	1,285

Comprehensive income, net of tax	$5,660	$2,231	$18,082	$8,476

Note 9. Recent Accounting Pronouncements
Effective July 1, 2009, we adopted the new accounting standard established by the Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC). As codified under ASC 105-10 (formerly Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162”), the FASB established the ASC as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature excluded from in the ASC became non-authoritative. All references to U.S. GAAP have been updated to conform to the ASC. The adoption of this accounting standard did not have any impact on our results of operations or financial position.
Effective January 1, 2009, we adopted a new accounting standard regarding business combinations issued by the FASB. As codified under ASC 805 (formerly SFAS No. 141 revised 2007, “Business Combinations”), this standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. This accounting standard is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this accounting standard did not have any impact on our consolidated financial statements.
Effective January 1, 2009, we adopted an accounting standard regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35 (formerly FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets”), this standard amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. The adoption of this accounting standard did not have any impact on our consolidated financial statements.
Effective April 1, 2009, we adopted a new accounting standard regarding interim disclosure about fair value of financial instruments. As codified under ASC 825-10-65 (formerly FSP No. FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments”), this standard amended disclosure requirements about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods. The adoption of this accounting standard did not have any impact on our consolidated financial statements.
Effective April 1, 2009, we adopted a new accounting standard for subsequent events. As codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events), this standard established general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this accounting standard did not have a material effect on our results of operations or financial position. Subsequent events through November 6, 2009 have been evaluated for disclosure and recognition.
In August 2009, the FASB issued a new accounting standard for measuring liabilities at fair value accounting. As codified in ASC 820-10 (formerly Accounting Standards Update No. 2009-5, Measuring Liabilities at Fair Value), this standard amended existing standards regarding fair value measurements by providing additional guidance clarifying the measurement of liabilities at fair value. The standard also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. We do not anticipate that the adoption of this accounting standard in the fourth quarter of 2009 will have a material impact on our consolidated financial statements.
In September 2009, the FASB issued a new accounting standard regarding revenue arrangements with multiple deliverables. As codified in ASC 605-25 (formerly Emerging Issues Task Force Issue No. 08-1, Revenue Arrangements with Multiple Deliverables), this accounting standard sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. One of those current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (VSOE) or third-party evidence (TPE).
This consensus eliminates the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted. The accounting standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are evaluating the potential impact of these requirements on our consolidated financial statements.

Note 10. Income Taxes
At December 31, 2008, we had $0.5 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At September 30, 2009, we had $0.2 million of unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2006 through 2007 in the first quarter of 2009 that is anticipated to be completed by the end of 2009. As of September 30, 2009, we had agreed to certain adjustments to our research credits tax positions that the IRS proposed and $0.2 million was reclassified to taxes payable as a result of the resolution of the audit. The adjustments did not result in a material change to our financial position. We do not anticipate any further adjustments resulting from the IRS examination. Additionally, we recognized a $0.1 million tax benefit related to the reversal of a tax accrual for a previously uncertain tax position in the three months ended September 30, 2009 as a result of a lapse of the applicable statute of limitations.
Our effective income tax rate was 35.8% and 39.1% for the three months ended September 30, 2008 and 2009, respectively and 37.1% and 40.6% for the nine months ended September 30, 2008 and 2009, respectively.
Note 11. Related Party Transactions
Our Chairman, Dr. Morganroth, is a cardiologist who, through his wholly-owned professional corporation, provides medical professional services to the Company and receives consulting fees as an independent contractor. Additionally, beginning in January 2007, we entered into an arrangement with Dr. Morganroth’s professional corporation, relating to Dr. Morganroth’s initiation of an ERT consulting practice through the transition of his historic consulting services to us. Our Executive Vice President and Chief Medical Officer is responsible for assigning the consulting work to internal and external resources based upon the requirements of the engagement. In return, Dr. Morganroth’s professional corporation receives a percentage fee of 80% of the net amounts we bill for Dr. Morganroth’s services to our customers. We recorded revenues in connection with services billed to customers under this consulting arrangement of approximately $0.5 million and $0.4 million in the three months ended September 30, 2008 and 2009, respectively, and $1.5 million and $1.0 million in the nine months ended September 30, 2008 and 2009, respectively. We incurred percentage fees under this consulting arrangement of approximately $0.4 million and $0.3 million in the three months ended September 30, 2008 and 2009, respectively, and $1.2 million and $0.8 million in the nine months ended September 30, 2008 and 2009, respectively. Total amounts payable incurred under this consulting arrangement, including consulting fees and the percentage fees, approximated $0.5 million and $0.4 million in the three months ended September 30, 2008 and 2009, respectively and $1.5 million and $1.1 million in the nine months ended September 30, 2008 and 2009, respectively. At September 30, 2008 and 2009, we owed $0.1 million to the professional corporation in connection with this consulting agreement, which is included in accounts payable.
Note 12. Commitments and Contingencies
In the second quarter of 2007, we entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 Interactive Voice Response (IVR) clinical assessments offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of September 30, 2009, we paid HTS $1.5 million for the license and $1.0 million in advanced payments against future royalties. As of September 30, 2009, HTS earned royalties of $0.2 million, which were offset against these advanced payments. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. Any royalties earned by HTS will be applied against these payments. All future payments to HTS will be solely based on royalty payments based on revenues received from electronic patient reported outcomes (ePRO™) sales.
On November 28, 2007, we completed the acquisition of CCSS. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We may also pay contingent consideration of up to approximately $14.0 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through December 31, 2010. Through September 30, 2009, Covance earned $5.2 million of this contingent amount, of which $3.0 million was recognized in 2007, $2.0 million in the year ended December 31, 2008 and $0.2 million in the nine months ended September 30, 2009. At September 30, 2009, approximately $0.2 million of the contingent amount earned remained to be paid to Covance, which we recorded in accounts payable. These contingent payments increased goodwill by $5.2 million. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety solutions for a ten-year period, subject to certain exceptions, and we agreed to pay referral fees on certain revenues.

We fully integrated the operations of CCSS into our existing operations in the third quarter of 2008. We did so by merging CCSS’s Reno, Nevada based operations into our existing operations and closing the operations in Reno. Costs identified at the date of the acquisition as part of this closing were estimated to be $1.2 million for severance and $0.9 million for lease costs. The actual final severance amount was $0.9 million. The estimated lease costs have been adjusted to $2.1 million based on further analysis in 2008. Such amounts have been recognized as a liability as of the date of the acquisition and included in the cost of the acquisition. Other costs such as stay pay incentive arrangements and other related period costs associated with the closing of the Reno location were expensed in the period when such costs were incurred. The stay pay incentive arrangements of $1.2 million were recognized as expense over the required service period of the employees. The expense recognized for the stay pay incentive for the three and nine months ended September 30, 2008 was $0.2 million and $1.0 million, respectively with none recognized in the three and nine months ended September 30, 2009.
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

Geographic information is as follows (in thousands of dollars):

	Three Months Ended September 30, 2008
	North
	America	Europe	Total
EDC licenses and services revenues	$1,564	$—	$1,564
Service revenues	19,647	4,537	24,184
Site support revenues	5,549	2,633	8,182

Net revenues from external customers	$26,760	$7,170	$33,930

Operating income	$8,333	$2,216	$10,549
Long-lived assets	$22,180	$5,165	$27,345
Total assets	$147,599	$18,726	$166,325

	Three Months Ended September 30, 2009
	North
	America	Europe	Total
EDC licenses and services revenues	$—	$—	$—
Service revenues	13,505	2,464	15,969
Site support revenues	4,803	1,954	6,757

Net revenues from external customers	$18,308	$4,418	$22,726

Operating income	$4,003	$706	$4,709
Long-lived assets	$20,717	$3,049	$23,766
Total assets	$139,894	$20,301	$160,195

	Nine Months Ended September 30, 2008
	North
	America	Europe	Total
EDC licenses and services revenues	$4,354	$—	$4,354
Service revenues	61,761	13,781	75,542
Site support revenues	15,455	7,724	23,179

Net revenues from external customers	$81,570	$21,505	$103,075

Operating income	$23,680	$6,123	$29,803
Long-lived assets	$22,180	$5,165	$27,345
Total assets	$147,599	$18,726	$166,325

	Nine Months Ended September 30, 2009
	North
	America	Europe	Total
EDC licenses and services revenues	$2,501	$—	$2,501
Service revenues	41,109	7,183	48,292
Site support revenues	14,175	5,720	19,895

Net revenues from external customers	$57,785	$12,903	$70,688

Operating income	$11,185	$1,708	$12,893
Long-lived assets	$20,717	$3,049	$23,766
Total assets	$139,894	$20,301	$160,195
Note 14. Stock Repurchase
Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.0 million shares remain to be purchased as of September 30, 2009. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. During the three months ended September 30, 2009, we purchased 196,016 shares of our common stock at a cost of $1.1 million. During the nine months ended September 30, 2009, we purchased 2,902,735 shares of our common stock at a cost of $15.1 million. We did not purchase any shares during the nine months ended September 30, 2008.

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
These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions; our ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects and internal issues at the sponsoring client; our ability to successfully integrate acquisitions; competitive factors in the market for centralized Cardiac Safety services; changes in the pharmaceutical, biotechnology and medical device industries to which we sell our solutions; technological development; and market demand. There is no guarantee that the amounts in our backlog will ever convert to revenue. Should the current economic conditions continue or deteriorate further, the cancellation rates that we have historically experienced could increase. Further information on potential factors that could affect the Company’s financial results can be found in the reports we file with the Securities and Exchange Commission.
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
On June 23, 2009, we completed the sale of certain assets relating to our EDC operations. Under the terms of the transaction, OmniComm Systems, Inc. issued 8.1 million shares of common stock and assumed certain liabilities including deferred revenue relating to our EDC operations in exchange for our EDC assets which primarily included our EDC software, applications and fixed assets and $1.15 million in cash we paid. During the nine months ended September 30, 2009, we recorded a gain on the sale of these assets of $0.5 million within general and administrative expenses in the consolidated statement of operations.
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
We have recorded reimbursements received for out-of-pocket expenses incurred as revenue in the accompanying consolidated financial statements.
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
We conduct our operations through offices in the United States (U.S.) and the United Kingdom (UK). Our international net revenues represented approximately 21% and 18% of total net revenues for the nine months ended September 30, 2008 and 2009, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology, and revenues are generally attributed to the geographic segment where the work is performed. The profit split methodology equalizes gross margins for each legal entity based upon its respective direct costs.
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

Results of Operations
Executive Overview
Net revenues were $22.7 million for the third quarter of 2009, a decrease of $11.2 million or 33.0% from $33.9 million in the third quarter of 2008. The year over year revenue decline was due to a decline in transaction volumes primarily in Thorough QTc and to a lesser extent routine studies, lower revenue from acquired backlog of Covance Cardiac Safety Services, Inc. (CCSS) as this backlog nears completion and lower equipment sales in the third quarter of 2009 than in the third quarter of 2008 as more customers chose to rent cardiac safety equipment. We also sold our EDC operation in June 2009 and accordingly EDC revenue in the third quarter of 2009 was zero compared to $1.6 million of EDC revenue in the third quarter of 2008.
Gross margin percentage in the third quarter of 2009 was 51.6% compared to 56.3% in the third quarter of 2008. Gross margin percentage was significantly impacted by volume and, to a lesser extent, a moderate decline in average transaction pricing. We experienced an increase in awards of new and expanded exclusive or near-exclusive long-term enterprise relationships with large pharmaceutical companies during the latter portion of fiscal 2008 and also continuing into 2009, including several with whom we had very little business in the past. In exchange for these long-term enterprise relationships with large pharmaceutical companies, which are targeted to generate larger volumes of business, we have made selective pricing concessions which has lowered averge transaction pricing and we believe will have the effect of lowering overall average transaction pricing in the future as more studies performed under these agreements become active and generate revenue. The negative impacts of volume on the gross margin percentage compared to the prior year’s quarter was partially offset by the elimination of legacy costs associated with processing the CCSS backlog during the period we integrated the CCSS operations and lower depreciation and amortization.
Operating income for the third quarter of 2009 was $4.7 million or 20.7% of total net revenues compared to $10.6 million or 31.1% of total net revenues in the third quarter of 2008. Total expenses were $18.0 million in the third quarter of 2009, a decrease of $5.4 million from $23.4 million in the third quarter of 2008. Overall expenses decreased primarily to the elimination of transition costs related to the integration of the CCSS operations which were completed in September 2008. We also experienced lower bonus expense in 2009 consistent with our reduced operating results and lower depreciation as some of our EDC equipment is fully depreciated and the amortization of CCSS intangibles is declining. Our effective income tax rate for the third quarter of 2009 was 39.1% compared to 35.8% in the third quarter of 2008.
Net income for the third quarter of 2009 was $2.8 million, or $0.06 per diluted share, compared to $6.9 million, or $0.13 per diluted share in the third quarter of 2008.
Commencing in the fourth quarter of 2008, general business and economic conditions have deteriorated globally. Starting in the fourth quarter of 2008, we experienced an increased focus in our routine (Phase I — IV) business, a decline in the number of Thorough QTc bookings, and a delay in starts for certain Thorough QTc trials, and these trends have continued through fiscal 2009. We recorded a book to bill ratio of 1.9 in the third quarter ended September 30, 2009 due to a strong increase in routine bookings, which increased 23% sequentially and 15% compared to the third quarter a year ago. We believe the increase in routine business will provide us with a base of business into the future; however, this business will take longer to turn into revenue. We believe that the delays in Thorough QTc trials are related to timing as the result of the uncertain economic environment, especially in small to midsize customers. Sponsors may delay the running of Thorough QT trials until later in the drug development cycle, though regulatory guidance ultimately requires that they be performed.
We have recently implemented certain cost reductions. Our operations structure includes a high percentage of fixed costs. Higher future transaction volumes, should they occur, may offset the impact on our gross margin percentage of any price reduction. Overall, we believe the fundamental drivers of our core business remain positive. However, a continued weakened global economy could have a negative impact on future results of operations.

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Net revenues:
EDC licenses and services	4.6%	0.0%	4.2%	3.5%
Services	71.3%	70.3%	73.3%	68.4%
Site support	24.1%	29.7%	22.5%	28.1%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Costs of revenues:
Cost of EDC licenses and services	1.3%	0.0%	1.3%	1.2%
Cost of services	28.5%	33.4%	29.3%	32.5%
Cost of site support	13.9%	15.0%	14.1%	14.9%

Total costs of revenues	43.7%	48.4%	44.7%	48.6%

Gross margin	56.3%	51.6%	55.3%	51.4%

Operating expenses:
Selling and marketing	9.2%	13.4%	10.0%	13.8%
General and administrative	12.5%	13.1%	13.3%	15.0%
Research and development	3.5%	4.4%	3.1%	4.4%

Total operating expenses	25.2%	30.9%	26.4%	33.2%

Operating income	31.1%	20.7%	28.9%	18.2%
Other income (expense), net	0.7%	-0.3%	0.9%	-0.5%

Income before income taxes	31.8%	20.4%	29.8%	17.7%
Income tax provision	11.4%	8.0%	11.0%	7.2%

Net income	20.4%	12.4%	18.8%	10.5%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2009.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Three Months Ended September 30,
	2008	2009	Increase (Decrease)
EDC licenses and services:
Net revenues	$1,564	$—	$(1,564)	(100.0%)
Costs of revenues	456	—	(456)	(100.0%)

Gross margin	$1,108	$—	$(1,108)	(100.0%)

Services:
Net revenues	$24,184	$15,969	$(8,215)	(34.0%)
Costs of revenues	9,674	7,577	(2,097)	(21.7%)

Gross margin	$14,510	$8,392	$(6,118)	(42.2%)

Site support:
Net revenues	$8,182	$6,757	$(1,425)	(17.4%)
Costs of revenues	4,698	3,418	(1,280)	(27.2%)

Gross margin	$3,484	$3,339	$(145)	(4.2%)

Total
Net revenues	$33,930	$22,726	$(11,204)	(33.0%)
Costs of revenues	14,828	10,995	(3,833)	(25.8%)

Gross margin	19,102	11,731	(7,371)	(38.6%)

Operating expenses:
Selling and marketing	3,126	3,056	(70)	(2.2%)
General and administrative	4,254	2,977	(1,277)	(30.0%)
Research and development	1,173	989	(184)	(15.7%)

Total operating expenses	8,553	7,022	(1,531)	(17.9%)

Operating income	10,549	4,709	(5,840)	(55.4%)
Other income (expense), net	251	(82)	(333)	(132.7%)

Income before income taxes	10,800	4,627	(6,173)	(57.2%)
Income tax provision	3,870	1,808	(2,062)	(53.3%)

Net income	$6,930	$2,819	$(4,111)	(59.3%)

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended September 30,		Increase
	2008	2009	(Decrease)
Cost of EDC licenses and services	29.2%	N/A	N/A
Cost of services	40.0%	47.4%	7.4%
Cost of site support	57.4%	50.6%	(6.8%)
Total costs of revenues	43.7%	48.4%	4.7%

Operating expenses:
Selling and marketing	9.2%	13.4%	4.2%
General and administrative	12.5%	13.1%	0.6%
Research and development	3.5%	4.4%	0.9%

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
Revenues
The decrease in services revenues was primarily due to a $6.7 million reduction in transaction revenue related to lower volume of transactions performed in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. There was also a decrease in average revenue per transaction that was largely due to certain lower transaction prices which resulted in a decrease in revenue of approximately $0.8 million. Project management fees, excluding reporting configuration revenue, decreased $0.5 million, consistent with the decreased Cardiac Safety activity. The balance of the decrease of $0.2 million is comprised of a number of smaller items.
Site support revenues decreased primarily due to $0.4 million of one-time billing in the quarter ended September 30, 2008 on units rented in prior periods and to a reduction in equipment sales of $0.4 million. The balance of the decrease is comprised of a number of smaller items totaling $0.6 million, including a decrease in average rental rates and other one-time adjustments in 2008.
Costs of Revenues
The decrease in the cost of services was primarily due to $1.4 million of costs recognized in the third quarter of 2008 associated with the CCSS operations. We completed the integration of the CCSS acquisition in the third quarter of 2008 with the complete transfer of all operating activities from the CCSS Reno facility into our operations in Philadelphia and Peterborough. Additionally, variable incentive compensation expense decreased $0.4 million due to reduced accruals based on operating results. Labor costs decreased $0.3 million as a result of efficiency initiatives realized in 2009. There was also a $0.2 million decrease in telephone and connectivity expenses due to lower rates in 2009. A $0.1 million increase in depreciation due to systems placed in service in 2009 and $0.1 million of other increases in expense partially offset these decreases. The increase in the cost of services as a percentage of service revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
The decrease in the cost of site support, both in absolute terms and as a percentage of site support revenues, was primarily due to a $0.7 million decrease in depreciation expense as older, more expensive ECG equipment has become fully depreciated and a $0.3 million decrease in freight. Additional smaller decreases totaling $0.3 million occurred in costs of equipment sold, labor and other expenses.
Operating Expenses
The decrease in selling and marketing expenses was due primarily to a $0.3 million decrease in incentive compensation consistent with lower levels of revenue, which was largely offset by $0.2 million in small increases in several expense items. The increase in selling and marketing expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.
The decrease in general and administrative expenses was due primarily to $0.6 million of costs recognized in the third quarter of 2008 resulting from including the administrative costs of CCSS in 2008 for which there were no corresponding costs in the third quarter of 2009. Additionally, variable incentive compensation expense decreased $0.5 million due to reduced accruals based on operating results and a $0.2 million credit that reduced non-income taxes in 2009. The increase in general and administrative expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.
The decrease in research and development expenses was primarily due to a $0.2 million reduction in variable incentive compensation expense and other labor costs consistent with our reduced operating results in 2009 and an increase of $0.2 million in the capitalization of salaries for internal-use software projects partially offset by a $0.2 million increase in expense for third-party consultants. The increase in research and development expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.
In the three months ended September 30, 2009, other income (expense), net, consisted primarily of foreign exchanges losses of $0.2 million partially offset by interest income of $0.1 million. In the three months ended September 30, 2008, other income, net, consisted primarily of interest income of $0.2 million. Foreign exchange losses were caused by dollar-denominated receivables and deferred revenue in our UK entity that were settled at less favorable exchange rates with the British pound sterling.
Our effective tax rate for the three months ended September 30, 2009 was 39.1% compared to 35.8% for the three months ended September 30, 2008. The effective tax rate for the three months ended September 30, 2008 included a tax benefit of approximately $0.2 million related to the reconciliation of the 2007 tax provision to the 2007 U.S. federal tax return and a $0.5 million tax benefit related to the reversal of a tax accrual for a previously uncertain tax position. The increase in the effective tax rate was also due to greater income apportionment in higher tax jurisdictions and a reduction in certain tax credits in 2009 as compared to 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2009.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Nine Months Ended September 30,
	2008	2009	Increase (Decrease)
EDC licenses and services:
Net revenues	$4,354	$2,501	$(1,853)	(42.6%)
Costs of revenues	1,371	863	(508)	(37.1%)

Gross margin	$2,983	$1,638	$(1,345)	(45.1%)

Services:
Net revenues	$75,542	$48,292	$(27,250)	(36.1%)
Costs of revenues	30,126	22,941	(7,185)	(23.8%)

Gross margin	$45,416	$25,351	$(20,065)	(44.2%)

Site support:
Net revenues	$23,179	$19,895	$(3,284)	(14.2%)
Costs of revenues	14,565	10,523	(4,042)	(27.8%)

Gross margin	$8,614	$9,372	$758	8.8%

Total
Net revenues	$103,075	$70,688	$(32,387)	(31.4%)
Costs of revenues	46,062	34,327	(11,735)	(25.5%)

Gross margin	57,013	36,361	(20,652)	(36.2%)

Operating expenses:
Selling and marketing	10,259	9,756	(503)	(4.9%)
General and administrative	13,728	10,581	(3,147)	(22.9%)
Research and development	3,223	3,131	(92)	(2.9%)

Total operating expenses	27,210	23,468	(3,742)	(13.8%)

Operating income	29,803	12,893	(16,910)	(56.7%)
Other income (expense), net	922	(375)	(1,297)	(140.7%)

Income before income taxes	30,725	12,518	(18,207)	(59.3%)
Income tax provision	11,389	5,081	(6,308)	(55.4%)

Net income	$19,336	$7,437	$(11,899)	(61.5%)

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Nine Months Ended September 30,		Increase
	2008	2009	(Decrease)
Cost of EDC licenses and services	31.5%	34.5%	3.0%
Cost of services	39.9%	47.5%	7.6%
Cost of site support	62.8%	52.9%	(9.9%)
Total costs of revenues	44.7%	48.6%	3.9%

Operating expenses:
Selling and marketing	10.0%	13.8%	3.8%
General and administrative	13.3%	15.0%	1.7%
Research and development	3.1%	4.4%	1.3%

EDC
On June 23, 2009, we completed the sale of certain assets relating to our EDC operations. During the nine months ended September 30, 2009, we recorded a gain on the sale of these assets of $0.5 million within general and administrative expenses in the consolidated statement of operations.
Revenues
The decrease in services revenues was primarily due to a $22.3 million reduction in transactions performed in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. There was also a decrease in average revenue per transaction that was largely due to a heavier weighting of semi-automatic studies which carry lower transaction prices and a decrease in average pricing for most transactions, resulting in a decrease in revenue of approximately $2.1 million. Project management fees decreased $1.6 million, consistent with the decreased Cardiac Safety activity. The balance of the decrease is due to a $0.3 million decrease in Cardiac Safety consulting revenue and a number of smaller decreases totaling $1.0 million.
Site support revenues decreased primarily due to a $1.4 million decrease in equipment sales as more customers choose to rent cardiac safety equipment and a $2.3 million decrease in rental revenue from cardiac safety equipment due to a lower average price per unit. The lower average price per unit is a result of planned actions that we have recently taken to improve our competitiveness with regard to this component of our revenue. Additionally, there was a $0.5 million reduction in freight revenue due to decreased shipping activity consistent with the decreased Cardiac Safety activity. An increase in the number of units rented and a small increase in supplies and other revenue totaling $0.9 million partially offset these decreases.
Costs of Revenues
The decrease in the cost of services was primarily due to $6.1 million of costs recognized in the nine months ended September 30, 2008 associated with the CCSS operations. We completed the integration of the CCSS acquisition in the third quarter of 2008 with the complete transfer of all operating activities from the CCSS Reno facility into our operations in Philadelphia and Peterborough. Additionally, variable incentive compensation expense decreased $1.1 million due to reduced accruals based on operating results, telephone and connectivity expenses decreased $0.2 million due to lower rates in 2009 and cardiac safety consulting costs decreased $0.3 million. Partially offsetting the decrease were increases in several areas including labor costs related to additional staff added in the second half of 2008 and market adjustments to salaries made in 2009, increased depreciation due to systems placed in service in 2009 and other expense increases which total $0.5 million. The increase in the cost of services as a percentage of service revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
The decrease in the cost of site support, both in absolute terms and as a percentage of site support revenues, was primarily due to a $2.2 million decrease in depreciation expense as older, more expensive ECG equipment has become fully depreciated. Additionally there was a $0.7 million decrease in freight, a $0.6 million decrease in the cost of equipment sold, $0.3 million of costs associated with the Reno operations of CCSS in 2008 and $0.2 million decrease in other costs.
Operating Expenses
The decrease in selling and marketing expenses was due primarily to a $1.0 million decrease in incentive compensation consistent with lower levels of revenue. Partially offsetting this decrease was a $0.5 increase in consulting and marketing costs due to corporate rebranding and other planned initiatives. The increase in selling and marketing expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.
The decrease in general and administrative expenses was due primarily to $2.8 million of costs recognized in the first nine months of 2008 resulting from including the administrative costs of CCSS in 2008 for which there were no corresponding costs in the first nine months of 2009. Additionally, variable incentive compensation expense decreased $0.6 million due to reduced accruals based on operating results. Partially offsetting these decreases were severance of $0.4 million in the second quarter of 2009 related to the relocation of our customer care team from our New Jersey location to our Philadelphia location and approximately $0.2 million increase in each of consulting and stock option compensation expense. The gain on sale of certain assets of the EDC operations of $0.5 million was recorded in the second quarter of 2009. The increase in general and administrative expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.
The decrease in research and development expenses was primarily due to a $0.3 million reduction in variable incentive compensation expense due to reduced accruals based on operating results, a $0.2 million increase in the capitalization of salaries for internal-use software projects and a $0.1 million decrease in other expenses. These increases are mostly offset by a $0.5 million increase in expense for third-party consultants. The increase in research and development expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.

In the nine months ended September 30, 2009, other income (expense), net, consisted primarily of foreign exchanges losses of $0.6 million partially offset by interest income of $0.2 million. In the nine months ended September 30, 2008, other income, net, consisted primarily of interest income of $0.8 million and foreign exchange gains of $0.1 million. Foreign exchange losses in 2009 were caused by dollar-denominated receivables in our UK entity that were settled at less favorable exchange rates with the British pound sterling.
Our effective tax rate for the nine months ended September 30, 2009 was 40.6% compared to 37.1% for the nine months ended September 30, 2008. The effective tax rate for the nine months ended September 30, 2008 included a special benefit of $0.3 million related to our determination that a portion of our UK subsidiary’s current undistributed net earnings, as well as the future net earnings, will be permanently reinvested, a tax benefit of approximately $0.2 million related to the reconciliation of the 2007 tax provision to the 2007 U.S. federal tax return and a $0.5 million tax benefit related to the reversal of a tax accrual for a previously uncertain tax position.
Liquidity and Capital Resources
At September 30, 2009, we had $72.1 million of cash, cash equivalents and short-term investments. Prior to 2008, we had historically placed our investments in municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates and maturities of less than one year, and A1P1 rated commercial bonds and paper. Due to the current financial market conditions, we have invested primarily in liquid money market funds.
For the nine months ended September 30, 2009, our operations provided cash of $24.7 million compared to $26.8 million during the nine months ended September 30, 2008. The decrease was primarily the result of $11.9 million of lower net income in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, a $3.4 million larger decrease in accrued expenses in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 which was largely the result of the payment of a greater amount in 2009 for variable incentive compensation related to the prior year’s results, a $2.8 million decrease in depreciation and amortization and a $2.4 million decrease in net income tax liabilities in the nine months ended September 30, 2009 as compared to an immaterial decrease in the nine months ended September 30, 2008. Changes in income taxes, including deferred income taxes, are due to the timing and size of income tax payments and provision. The tax provision decreased in 2009 due to lower taxable income, but at a higher effective tax rate. Partially offsetting this negative impact on cash flow was a decrease in accounts receivable in the nine months ended September 30, 2009 of $12.5 million as compared to an increase of $6.6 million in the nine months ended September 30, 2008 related to focused collection efforts and a decrease in revenue.
For the nine months ended September 30, 2009, our investing activities used cash of $5.4 million as compared to $3.2 million during the nine months ended September 30, 2008. We incurred $0.7 million and $5.0 million in the first nine months of 2009 and 2008, respectively, for contingent payments and transaction costs related to the CCSS acquisition and $1.2 million during the nine months ended September 30, 2009 related to the sale of the EDC operations. Investment proceeds were $8.7 million during the nine months ended September 30, 2008 with no activity during the nine months ended September 30, 2009.
During the nine months ended September 30, 2009 and 2008, we capitalized $3.6 million and $7.0 million, respectively, of property and equipment. Included in property and equipment is $1.9 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively, of internal use software including software associated with the development of a data and communications management services software product (EXPERT®) used in connection with our centralized core cardiac safety ECG services. We capitalize certain internal use software costs. The amortization is charged to the cost of Cardiac Safety services beginning at the time the software is ready for its intended use. The balance of the change was due to a decrease in purchases of ECG equipment commensurate with the decrease in revenue in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.
For the nine months ended September 30, 2009, our financing activities used cash of $14.7 million compared to providing $1.3 million for the nine months ended September 30, 2008. In the nine months ended September 30, 2009, we repurchased $15.1 million of our common stock under our stock buy-back program. We did not purchase any of our common stock during the nine months ended September 30, 2008.
We have a line of credit arrangement with Wachovia Bank, National Association, a Wells Fargo Company, totaling $3.0 million which expires on June 1, 2010. To date, we have not borrowed any amounts under our line of credit. As of September 30, 2009, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million.
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

Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.0 million shares remain to be purchased as of September 30, 2009. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and investments and could also require us to seek additional external financing. During the nine months ended September 30, 2009, we purchased 2,902,735 shares of our common stock at a cost of $15.1 million. No shares were purchased during the nine months ended September 30, 2008.
On November 28, 2007, we completed the acquisition of CCSS from Covance Inc. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We have additionally incurred approximately $1.1 million in transaction costs. We may also pay contingent consideration of up to approximately $14.0 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through December 31, 2010. Through September 30, 2009, Covance earned $5.2 million of this contingent amount, of which $3.0 million was recognized in 2007, $2.0 million in the year ended December 31, 2008 and $0.2 million in the nine months ended September 30, 2009. At September 30, 2009, approximately $0.2 million of the contingent amount earned remained to be paid to Covance, which we recorded in accounts payable. These contingent payments increased goodwill by $5.2 million. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety solutions for a ten-year period, subject to certain exceptions, and we agreed to pay referral fees on certain revenues.
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
Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the nine months ended September 30, 2009 by approximately $0.2 million.

Item 4.	Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company (including our consolidated subsidiaries) in the reports we file with or submit to the Securities and Exchange Commission is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the stock buy-back activity during the fiscal quarter ended September 30, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number of
			Shares Purchased as Part	Shares that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly Announced	Purchased Under the Plans
Period	Shares Purchased	Paid per Share	Plans or Programs (1)	or Programs

July 2009	154,327	$5.49	154,327	5,014,605

August 2009	41,689	$5.50	41,689	4,972,916

September 2009	—	—	—	4,972,916

Total	196,016		196,016

(1)
We originally announced a program to repurchase up to 500,000 shares on April 21, 2004, and subsequently announced increases of $2.0 million and 10.0 million shares on October 20, 2004 and May 3, 2005, respectively. Through September 30, 2009, we have repurchased 7.5 million shares of the 12.5 million shares approved for repurchase.

Item 6.	Exhibits

10.31	Amended and Restated 2003 Equity Incentive Plan, as amended.*

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc. (Registrant)
Date: November 6, 2009	By:	/s/ Michael J. McKelvey
Michael J. McKelvey
President and Chief Executive Officer, (Principal executive officer)

Date: November 6, 2009	By:	/s/ Keith D. Schneck
Keith D. Schneck
Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.31	Amended and Restated 2003 Equity Incentive Plan, as amended.*

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement.