Form 10-K
period 2009-12-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2010-03-03
CIK 1026650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $290,875,796 based on the closing sale price as reported on the Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2010

Common Stock, $.01 par value per share	48,610,757 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A.

Cautionary Statement for Forward-Looking Information

Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to our operations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “are confident,” “estimate,” “expect,” “will be,” “will continue,” “will likely result,” “project,” “intend,” “plan,” “believe,” “look to” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.

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

General

eResearchTechnology, Inc. (ERTtm), a Delaware corporation, was founded in 1977 to provide Cardiac Safety solutions to evaluate the safety of new drugs. ERT and its consolidated subsidiaries collectively are referred to as the “Company” or “we.” We provide technology and service solutions that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic solutions (Cardiac Safety solutions) and a provider of technology solutions that streamline the clinical trials process by enabling our clients to evolve from traditional, paper-based methods to electronic processing using our electronic patient reported outcomes (ERT ePROtm) solutions.

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. We offer Cardiac Safety solutions, which are utilized by pharmaceutical, biotechnology and medical device companies, clinical trial sponsors and clinical research organizations (CROs) during the conduct of clinical trials. Our Cardiac Safety solutions include the collection, interpretation and distribution of electrocardiographic (ECG) data and images and are performed during clinical trials in all phases of the clinical research process. The ECG provides an electronic map of the heart’s rhythm and structure, and is performed in most clinical trials. Our Cardiac Safety solutions permit assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Specific trials, such as a Thorough QTc study, focus on the cardiac safety profile of a compound. Thorough QTc studies are comprehensive studies that typically are of large volume and short duration and are recommended by the United States Food and Drug Administration (FDA) under guidance issued in 2005 by the International Committee on Harmonization (ICH E14). We also offer site support, which includes the rental and sale of cardiac safety equipment along with related supplies and logistics management. We also offer ePRO solutions along with proprietary clinical assessments.

On June 23, 2009, we completed the sale of certain assets relating to our electronic data capture (EDC) operations. Under the terms of the transaction, OmniComm Systems, Inc. issued to us 8.1 million shares of common stock and assumed certain liabilities including deferred revenue relating to our EDC operations in exchange for our EDC assets which primarily included our EDC software, applications and fixed assets and $1.15 million in cash we paid. During the year ended December 31, 2009, we recorded a gain on the sale of these assets of $0.5 million within general and administrative expenses in the consolidated statement of operations. The revenue and cost of revenue of our former EDC operations have been reclassified from the licenses and services categories to the EDC category on the consolidated statements of operations for all periods presented. Additionally, the remaining revenues and costs of sales in licenses, related to cardiac safety reporting and ePRO, were reclassified to the services category on the consolidated statements of operations for all periods presented.

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

Decentralized ECG collection is performed at investigative sites using local ECG equipment with ECGs read by local physicians using a paper ECG output. Different ECG machines, which often use different algorithms to measure the ECG, may be utilized at the various trial sites which may create variability in the ECG measurements. Variability may result in the inability to identify cardiac safety signals. The use of paper based ECGs also limits the degree of detailed analysis of the ECG versus a digital representation of the ECG. Further, the use of multiple physicians, many of whom may not be cardiologists, to interpret the ECGs at individual sites may also create variability.

Under centralized ECG collection, most of the work that would otherwise be done at the local site level is performed by centralized cardiac safety laboratories. ECGs are administered at the local site using a standard set of protocols and homogenous equipment. The digital ECG data is then transmitted to the centralized cardiac safety laboratory where it is subject to a standardized set of operational processes.

We estimate that centralized ECG collection is used in about one third of ECGs collected in clinical trials, and this use is growing due to the benefits over paper based decentralized collection. The primary benefit is the creation of a higher quality of data, in part because resolution of digital data is greater than that of paper based ECGs. It is also due to the standardization of cardiologist review and the use of a common operational framework, independent third party evaluation and repeatable project management and work flow processes. We also believe use of centralized cardiac safety laboratories is more efficient and provides the customer with an overall lower cost. We are participating in the development of a low-cost cardiac safety equipment solution to further incent clinical trial sponsors to transition from decentralized to centralized collection and analysis of ECGs.

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

Certain providers of cardiac safety services have been developing software algorithms which enable more highly, or in some cases fully, automated reads. Fully-automated readings rely entirely on computer algorithms generated by the ECG machine to measure the QT interval and eliminate the cardiac safety specialist and cardiologist review of the underlying interval duration measurement data. Highly-automated readings utilize cardiologists or other human readers to over-read a subset of the ECGs collected. ERT offers a fully-automated reading methodology in addition to our fully-manual and semi-automatic methodologies. While the FDA potentially could accept highly- or fully-automated ECG data for submittal, we have not been requested by our customers to conduct a study using a fully-automated reading methodology which would be used for submission of data to the FDA. We consider the risk of taking the human oversight of a cardiac safety specialist or a cardiologist out of the reading process, especially in trials populated with sick patients, to be too high to offset the potential cost savings that could be experienced should a fully-automated read be performed.

The anticipated cost savings of using a highly- or fully-automated approach are subject to much professional debate. The main savings anticipated from using a highly- or fully-automated approach come from a reduced number of subjects required to run the trial, due to an assumed lower variance from using highly- or fully-automated readings. However, there are published peer-reviewed articles that indicate that fully- or highly-automated approaches actually lead to increases in variance (and hence would potentially require more subjects) in some cases. The second potential area of cost-savings — the lower amount of time that cardiologists or other humans would be required to spend doing over-reads of the ECGs — is also subject to much debate in that the addition of another algorithm to the entire core lab process would result in significant additional costs due to licensing costs of using such an algorithm. We estimate that our costs related to cardiologist or other technical specialist over-reads of ECGs is less than 20% of the total costs that we incur in our processing of a cardiac safety trial. Moreover, all other procedures and processes we provide as part of our cardiac safety services product offering, as noted in the Service Offerings section of this 10-K, would continue to be required under any alternative ECG reading methodology. Should the pharmaceuticals industry adopt a highly- or fully-automated reading methodology as a preferred method, we believe it would only be adopted in Thorough QTc trials, as these trials utilize healthy patients only. In addition the ICH E-14 guidance continues to recommend that ECGs in Thorough QTc studies be read by a few skilled readers. As a result of the factors above, we believe that the impact of any significant shift to a highly- or fully-automated reading methodology would have a limited impact on our operations or financial results.

Operations

We conduct our operations through offices in the United States (U.S.) and the United Kingdom (UK). Our international net revenues represented approximately 23%, 21% and 24% of total net revenues for the years ended December 31, 2007, 2008 and 2009, respectively. The majority of our revenues are allocated based upon the profit split transfer pricing methodology. The profit split methodology equalizes gross margins for each legal entity, based upon its respective direct revenue or direct costs, as determined by the relevant revenue source.

Service Offerings

Our revenues by service solution as a percentage of total revenues are as follows:

	Year Ended December 31,
	2007	2008	2009

Net revenues:
EDC licenses and services	6.4%	4.4%	2.7%
Services	66.8	72.5	68.9
Site support	26.8	23.1	28.4

Total net revenues	100.0	100.0	100.0

Our EDC licenses and services revenues consisted of license fees for perpetual license sales and monthly and annual term license sales for our software products, technology consulting and training services and software maintenance services offered under our former EDC solutions. Our services revenues consist of our services offered under our Cardiac Safety and to a lesser extent, ePROtm solutions. Our site support revenue consists of cardiac safety equipment rentals and sales along with related supplies and logistics management.

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

We provide the following centralized ECG testing services as part of our Cardiac Safety solutions:

•   Digital ECG Services. Allows the investigator to transmit, via modem or Internet, 12-lead ECG data directly to us for interpretation and rapid return of results to the investigator and the sponsor. ECGs are measured using a manual method or a semi-automatic method. Under the manual method, ECGs are measured by our cardiac safety specialists utilizing an on screen, high-resolution caliper placement system, and are then interpreted by a cardiologist. Under the semi-automatic method, ECGs are measured by a cardiac safety specialist and cardiologist adjudication of software algorithm placed measurements where appropriate and as desired by our clients.

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

•   MyStudy Portaltm . This is a hosted solution, which provides sponsors and investigator sites with the ability to order supplies, gain real time reports and respond to queries via a secure web portal in lieu of less efficient means such as faxing and telephone calls.

•   Cardiac Safety Equipment. We provide ECG equipment to clients to perform the ECG and Holter recordings and give them the means to send such recordings to ERT. The service comprises equipment rental and sales, along with related supplies and logistics management.

Cardiac Safety Consulting	The centralization of electrocardiograms in clinical research has become increasingly important to organizations involved in the development of new drugs. Global regulators each apply their own slightly different interpretation of the ICH E14 guidelines and, as a result, sponsors look to their vendors to provide key scientific input into the overall process. Our cardiac safety consulting service aids sponsors in the development of protocol synopses, the creation and analysis of statistical plans as well as the provision of an expert medical report with regard to the cardiac findings. We are involved in all phases of clinical development from a consultancy point of view. We offer this service both as a stand-alone service and integrated with our full suite of Cardiac Safety solutions.

ePRO	Data is collected during clinical trials allowing sponsors to gauge the efficacy of the compounds they are testing. Collecting data directly from the patient can be performed in a number of different methods, including electronically. We provide an electronic patient reported outcome (ePRO) service that allows subjects to easily and quickly report data for a clinical trial. Because it can be accessed from a standard phone, our ePRO system is cost effective while being extremely scalable and suitable from Phase I through Phase IV. Diaries, screening, recruitment and all clinical assessments can be completed directly by the subject without requiring clinician involvement. Our solution consists of the following tools and services:

•     Data Collection — Our ePRO solution is an Interactive Voice Response (IVR) system that allows subjects in a clinical trial to call into the system via a telephone and enter their reported data directly into the system.

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

Project Assurance	We provide a full spectrum of consulting services for all of our solutions that augment the study management and implementation efforts of clients in support of their clinical research requirements. The methodology provides a consistent framework through which we can effectively manage the delivery of all service solutions and provide the standards, guidelines and services that allow us to effectively anticipate our clients’ needs and assure proactive communication and implementation in order to meet and exceed our clients’ goals. The services include study initiation, project management, education, site qualification, configuration, technology and regulatory review, research dashboards and electronic reporting, data management, uniform standards and standard operating procedures, and migration services. In addition, we provide on-site research and technology advisory services, support services including online and help desk support, and software maintenance.

Research and Development

Overview

As of December 31, 2009, we had 26 employees engaged in research and development. The central approach of our research and development team is to foster a close relationship with our customers and internal users to ensure we continue to deliver industry leading capabilities across all our offerings.

Our proprietary and patented technology is designed to materially enhance the abilities of our customers and internal users to efficiently and securely capture and process clinical data, to ensure regulatory compliance and to offer scalability to support the largest of clinical studies in a timely manner.

Our technology initiatives continue to focus on the dual need of enabling unique configurations to meet the varying clinical trial requirements of each of our customers and doing so in a highly automated manner to enable continued strong financial performance.

Technology

ERT’s technology strategy centers on a corporate-wide approach to ensuring we extend our current market leadership in cardiac safety and capture market leadership in new areas, such as electronic Patient Reported Outcomes and suicidality assessments. In addition, during 2009, we have centralized all systems and technology activities to drive further automation and efficiencies.

2009 Research and Development Initiatives

During 2009, we undertook a series of major initiatives to launch new customer facing products, introduce sophisticated Customer Relationship Management capabilities, retire older and less capable systems, and to further integrate and upgrade our internal systems. A brief outline of these initiatives follows:

MyStudy Portaltm

We launched a new portal product to provide our cardiac safety and ePRO customers with a variety of self-service features intended to shift work from manual faxing and telephone-based processes to more efficient, automated e-commerce based processes. Features of MyStudy Portaltm include:

•	Scalability, to not only support our sponsor customers, but also to enable access for our 25,000+ investigator site locations,

•	Electronic site qualification process,

•	On Demand, real time reporting,

•	Ordering of supplies, and

•	Electronic query management.

Cardiac Safety

We delivered a major new release of our EXPERT® 2 platform adding further automation across all cardiac safety components, including:

•	Protocol setup,

•	Query management,

•	Analysis,

•	Cardiology review and

•	New reporting features.

We developed a new web service to enable EXPERT® 2 to integrate with new generations of ECG machines that are expected to reach the market in 2010.

Electronic Patient Reported Outcomes (ePRO)

We launched a series of upgrades to enhance our current voice-technology based ePRO platform, including:

•	New, innovative patient enrollment feature,

•	Launch of suicidality assessments,

•	Integration with MyStudy Portaltm, and

•	New reports.

Customer Relationship Management (CRM)

We implemented a corporate-wide customer relationship management system to materially increase automation and integration across several organizations and to significantly reduce and eliminate standalone systems. The capabilities include:

•	Sales and marketing automation,

•	Customer Care Functionality,

•	Contracts and proposal management, and

•	Forecasting.

Our new CRM system, using Salesforce.com and tailored to our unique needs, enabled us to retire our older, standalone systems.

Our Clients

We serve pharmaceutical, biotechnology, medical device companies and clinical trial sponsors as well as CROs. We have agreements that establish the overall contractual relationship between us and our clients with approximately 207 customers for active or upcoming projects. We provide our solutions to 39 of the 50 largest pharmaceutical companies globally and all of the top 10 pharmaceutical companies globally. In 2009, Novartis AG, at 18%, was the only client that accounted for 10% or more of our consolidated net revenues. Novartis accounted for 24% and 23% of our consolidated net revenues in 2007 and 2008, respectively.

Sales and Marketing

We market and sell service solutions primarily through our global direct sales, sales support and professional services organizations. As of December 31, 2009, our business development team consisted of 43 sales, marketing and consulting professionals worldwide, which included a direct sales force of 23 sales professionals located globally.

We focus our marketing efforts on educating our target market, generating new sales opportunities and increasing awareness of our solutions. We conduct a variety of marketing programs globally, including vendor days at clients’ offices, business seminars, trade shows, public relations, industry analyst programs and advisory councils.

Our sales cycle generally begins with proactive business development within our active customer base as well as outreach to new customers identified through prospecting and marketing efforts. The sales process may include our response to a request from a sponsor or CRO for a proposal to address a client-specific research requirement. We then engage at our expense in a series of meetings, consultations, workshops, implementation reviews, final proposals and contract negotiations prior to the time when the prospective client has any obligation to purchase our service solutions. During this process, we involve our sales, professional services and senior management personnel in a collaborative approach. Our sales cycle can vary from a few weeks to greater than one year, depending upon the scope of the clinical trial or program, the sponsor’s budgeting process, the service solutions being sold, and the final agreed-upon solution required to support the clinical trial or program.

The acquisition of Covance Cardiac Safety Services, Inc. (CCSS), the centralized ECG business of Covance Inc. (Covance) that we acquired in November 2007, included a marketing agreement under which Covance is obligated to use us as its provider of centralized cardiac safety solutions, and to offer these solutions to Covance’s clients, on an exclusive basis, for a 10-year period, subject to certain exceptions. Since the acquisition, we have expanded our customer base and realized new bookings as a result of this expanded relationship.

Since the latter portion of 2008, we have experienced an increase in awards of new and expanded exclusive or near-exclusive long-term enterprise contracts with large pharmaceutical companies, including several with which we had very little business in the past or that we acquired through the Covance relationship. Partially as a result of these long-term commitments, in 2009 we invested in our sales and marketing functions and our internal IT infrastructure.

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

Backlog

Backlog represents anticipated revenue from work not yet completed or performed under signed contracts, letters of intent or, in some cases, other written acknowledgements from the customer of awarded business. Once work commences, revenue is generally recognized over the life of the contract as services are or equipment is provided. Backlog at December 31, 2009 was $170 million, compared to $166.5 million at December 31, 2008. Contracts included in backlog are subject to termination by our customers at any time, and our annualized cancellation rate over 2008 and 2009 has ranged from 15% to 21% of backlog. In the event of termination, we would be entitled to receive payment for all services performed up to the cancellation date, and in some instances we may be entitled to receive a cancellation penalty. The duration of the projects included in our backlog range from less than 3 months to approximately 5 years.

We cannot provide assurance that we will be able to realize all or most of the revenues included in backlog. We estimate that approximately 40% to 45% of our backlog as of December 31, 2009 will convert into revenue during the 2010 calendar year. Although backlog can provide meaningful information to our management with respect to a particular project or study and is used for operational planning, we believe that our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results as studies may vary in duration; the scope of studies may change, which may increase or decrease their value; and studies may be terminated, reduced in scope or delayed at any time by the customer or regulatory authorities. Any of these factors, in addition to others, can affect our ability to convert our backlog into revenue and the timing of any such conversion.

Competition

While there has been some consolidation in our industry, the market for our service solutions remains extremely fragmented, with hundreds of companies providing niche solutions to satisfy small parts of the clinical research process. Additionally, we were the first company to utilize specifically developed technology to address the digital regulatory initiative in providing ECG solutions.

The market for our solutions is intensely competitive, continuously evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition could result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors, including centralized cardiac safety laboratories and CROs, vary in size and in the scope and breadth of the service solutions offered.

We believe that the principal competitive factors affecting our market include:

•	client service;

•	a significant base of reference clients;

•	breadth and depth of solution, including the ability to accommodate both electronic forms and manual, paper-based research methods of data collection, management and analysis;

•	scientific expertise;

•	consulting capabilities;

•	quality and performance;

•	core technology underlying our service offerings;

•	ability to implement solutions;

•	capacity;

•	price;

•	financial and organizational stability; and

•	ability to adapt to changing regulatory guidance.

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

Because our service solutions assist the sponsor or CRO in conducting the trial and preparing the new drug, biologic or device application, we must comply with these requirements. We also must comply with similar regulatory requirements in foreign countries. These foreign regulations vary somewhat from country to country, but generally establish requirements similar to those of the FDA.

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

In November 2001, the FDA held a public meeting at which it proposed requiring sponsors of new drugs to submit ECG raw data in digital format and annotated digital ECG waveforms. Annotated waveforms include definition of measurement points that are used to create ECG analysis data. A subsequent meeting held in January 2003, which was supported by a preliminary concept paper issued in November 2002, further discussed the trial design, ECG acquisition, analysis and reporting for digital ECGs. Following a meeting in June 2004, the International Conference on Harmonization (ICH) released to the public in September 2004 the following guidelines at Step 3, S7B: Safety Pharmacology Studies for Assessing the Potential for Delayed Ventricular Repolarization (QT Interval Prolongation) by Human Pharmaceuticals and E14: The Clinical Evaluation of QT/QTc Interval Prolongation and Proarrhythmic Potential for Non-Antiarrhythmic Drugs (ICH E14). The objective of these guidelines is to recommend the design and timing of studies in the clinical development process and provide general recommendations on available non-clinical methodologies to assess the potential risk of QT interval prolongation of a pharmaceutical product. On May 12, 2005, the ICH ratified and recommended for implementation the cardiac safety monitoring guidance provided in ICH E14 (step 4). The guidance was implemented by the FDA in October 2005 and adopted by the European Union in November 2005. On October 23, 2009, ICH E14 was ratified by the Japanese Ministry of Health. The guidance confirms previous guidance reinforcing the need for routine cardiac safety testing as well as Thorough QTc testing for all compounds entering the blood stream commencing early in clinical development to provide maximum guidance for later trials, as well as testing for all compounds in Phase III prior to submission for approval.

We believe that we have designed our service solutions to be consistent with the recommendations of the relevant regulatory bodies as referred to above and to comply with applicable regulatory requirements.

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

On February 2, 2010, we were issued U.S. Patent No. 7,654,965 by the U.S. Patent Office, which further extends our existing patent protection for the processes embedded in our EXPERTTM 2 technology platform. These new patent claims span a series of innovative and automated processes furthering the science of cardiac safety.

We have also filed patent applications in Canada, India and the European Patent Office. We continue to pursue patent protection of new technology advances and production.

We hold U.S. Registration No. 2.843,409 for our EXPERT® trademark. We use the EXPERT® trademark to identify our services for clinical trials of medical and clinical diagnostic products. In addition, we hold many other unregistered trademarks including EXPeRT® Directtm, EXPeRT® ePROtm, ePRO Solutionstm, My Study Portaltm, EXPERT® Technology Platformtm, Cardiac Safety Solutionstm, Clinical Research Consulting Grouptm and ERT WebServicetm.

Employees

At December 31, 2009, we had a total of 353 employees, with 266 employees (253 full-time, 13 part-time) at our locations in the United States and 87 employees (82 full-time, 5 part-time) at our location in the United Kingdom. We had 230 employees performing services directly for our clients, 26 employees in research and development, 43 employees in sales and marketing and 54 employees in general and administrative functions.

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

In addition, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations web site, which can be located through www.ert.com. The contents of our web site are not intended to be incorporated by reference into this report or in any other report or document we file and any reference to these web sites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

You should carefully consider the risk factors described below, in addition to the other information contained in this report, before making an investment decision. The risk factors identified in the cautionary statements below could cause our actual results to differ materially from those suggested in the forward-looking statements appearing elsewhere in this Form 10-K. However, these risk factors are not exhaustive, as new risks emerge from time to time, and it is not possible for management to predict all such risk factors or to assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Our future operating results are uncertain and may fluctuate. If we fail to meet the expectations of securities analysts and investors, our stock price would likely decline.

If our operating results in any future period fluctuate, we may not meet the expectations of securities analysts and investors, which would likely cause the market price of our common stock to decline. It is difficult to predict the timing or amount of our revenues because:

•	we generate a significant percentage of our revenues from a limited number of clients;

•	our sales cycles can be lengthy and variable;

•	Thorough QTc studies are typically of large volume and of short duration; and

•	sponsors and CROs may unexpectedly cancel, postpone or reduce the size of clinical trials.

We make decisions on operating expenses based on anticipated revenue trends and available resources. We also incur expenses educating and providing information to our client base, via consultations, without any obligation by our client to purchase our service solutions. Because many of our expenses are fixed and we are committed to making a significant investment in our organization and in marketing our service solutions, delays in recognizing revenues could cause our operating results to fluctuate from period to period. If we fail to generate the contract signings that we expect or the anticipated revenues from such signings, we may fail to meet financial guidance that we have provided, or may provide in the future, to the public. Failure to meet financial guidance could cause the market price of our common stock to decline and affect our ability to raise capital which could reduce our cash reserves and limit our capital spending.

If general economic conditions deteriorate or fail to improve, our operations may be affected and/or we may be unable to secure future financing to make the necessary investments to grow our business.

General business and economic conditions have deteriorated globally and to date there has only been moderate relief. Since the fourth quarter of 2008, we have experienced a significant increase in Phase III bookings, a decline in Thorough QTc bookings, and a delay in starts for Thorough QTc trials. Although we believe the fundamental drivers of our core business remain positive, a continued weakened global economy could have an impact on our future results of operations. There is no guarantee that the amounts in our backlog will ever convert to revenue. Should the current economic conditions continue or deteriorate further, the cancellation rates that we have historically experienced could continue or increase.

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

If general economic conditions deteriorate or fail to improve, potential clients may be unable to get the necessary financing to conduct business and existing clients may fail to make timely payments for services that we have performed, which could adversely affect our ability to maintain or increase overall revenues and our overall financial position.

Many of our existing and potential clients, and in particular, development stage pharmaceutical or biotechnology companies, depend on financing to conduct clinical trials and may be affected by poor economic conditions. If financing is unattainable or business is otherwise affected by a troubled economy, clinical trials may be delayed, which could affect our ability to sign new contracts and maintain or increase revenues. In addition, while we take reasonable precautions to avoid credit risk, some clients may have financial difficulties as a result of the lack of financing or the general poor economic conditions, which could result in delayed payments to us for the services we performed. Such delays in payments would result in higher accounts receivable balances and lower liquidity. In addition, this could result in us recording additional expense to write-off the accounts receivable balances remaining if payment is not likely.

Consolidation among our clients could cause us to lose clients, decrease the market for our service solutions and result in a reduction of our revenues and profitability.

Our client base could decline because of consolidation, and we may not be able to expand sales of our service solutions to new clients. Consolidation in the pharmaceutical, biotechnology and medical device industries and among CROs has accelerated in recent years, and we expect this trend to continue. In addition, in times of a weakened economy, less stable companies, such as smaller biotechnology companies, may be at risk of being acquired. In addition, our profitability will suffer if we reduce our prices in response to competitive pressures without achieving corresponding reductions in our expenses.

New companies or organizations that result from such consolidation may decide that our service solutions are no longer needed because of their own internal processes or the use of alternative systems. As these industries consolidate, competition to provide service solutions to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our service solutions. Also, if consolidation of larger clients occurs, the combined organization may represent a larger percentage of business for us and, as a result, we would be likely to rely more significantly on the combined organization’s revenues to achieve expected future growth.

We depend entirely on the clinical trial market and a downturn in this market could cause our revenues and profitability to decrease.

Our business depends entirely on the clinical trials that pharmaceutical, biotechnology and medical device companies conduct. Our revenues and profitability will decline if there is less competition in the pharmaceutical, biotechnology or medical device industries, which could result in fewer products under development and decreased pressure to accelerate a product approval. Our revenues and profitability will also decline if the FDA or similar agencies in foreign countries modify their requirements, thereby decreasing the need for our solutions. Any other developments that adversely affect the pharmaceutical, biotechnology or medical device industries generally, including federal or state health care reform, product liability claims, new technologies or products or general business conditions, could also decrease the volume of our business. From time to time studies for which we are contracted to provide Cardiac Safety solutions are delayed or postponed resulting in lower than expected revenues.

Extensive governmental regulation of the clinical trial process could require costly modifications to our technology, adversely affect prospective clients’ willingness to use our service solutions and increase competition and reduce our market share.

We may incur increased expenses or suffer a reduction in revenues if our service solutions do not comply with applicable government regulations or if regulations allow more competition in the marketplace. Conforming our service solutions to these guidelines or to future changes in regulation could substantially increase our expenses. In the United States and in foreign countries, regulatory authorities have also established other standards for conducting clinical trials leading to the approval of new products with which we must comply. We are subject to these regulations because our service solutions assist sponsors and CROs in conducting trials and preparing new drug or device applications. If a regulatory authority concludes that trials were not conducted in accordance with established requirements, it may take a variety of enforcement actions depending upon the nature of the violation and the applicable country. In the United States, these measures may range from issuing a warning letter or seeking injunctive relief or civil penalties to recommending criminal prosecution, which could result in a prohibition of our continued participation in future clinical trials.

Our clients and prospective clients will be less likely to use our service solutions if the service solutions do not comply with regulatory requirements in all countries where clinical trials are expected to take place or if we are precluded from participating in clinical trials in countries where trials will be conducted. In addition, changing regulatory requirements could provide an advantage to our competitors if our competitors are able to meet the requirements more rapidly or at lower cost. For example, in the May 12, 2005 ICH release, it was suggested that semi-automated processing of electrocardiograms may be found acceptable in certain instances and thereby replace the manual processing method. Semi-automated processing uses software algorithm-placed measurements that are later adjudicated by a cardiac specialist or physician with overall interpretation by a physician. Manual processing includes manually placed calipers to obtain interval duration measurements interpreted by a cardiologist. Since the 2005 release of the ICH guidance, drug sponsors have shifted towards semi-automated processing allowing more competitors to compete with us in offering this service and, as a result, we have reduced pricing to remain competitive. The effect of such actions has reduced our revenue and gross profit per transaction in prior years and could adversely affect us in the future.

The ICH E14 guidance contained in the May 2005 release recommends either fully manual or manual adjudication (semi automatic) approaches for clinical trials in which the assessment of ECG safety is an important objective, such as the Thorough QTc study. If the Thorough QTc study is negative (i.e. the drug has no QT effect), routine ECG safety assessments in late phase clinical trials using fully automated readings may be adequate. If the Thorough QTc study is positive, (i.e. the drug has a QT effect), then intensive ECG monitoring should take place in future clinical trials. If drug sponsors shift towards fully-automated processing for routine or Thorough QTc studies, our future results of operations may be adversely affected as pricing may decline and additional competitors could enter the market.

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

We have one client that represented approximately 18% of our total revenues for 2009, a decrease from 23% of our total revenues for 2008. While no other client represented more than 10% of our 2009 revenues, our next five largest clients in the aggregate represented approximately 25% of our total revenues for 2009. If we lose all or a material amount of our revenues from any significant clients and do not replace them with revenues from new clients, our revenues will decrease and they may not be sufficient to cover our costs. We currently derive and expect to continue to derive a significant portion of our revenues and profitability from a limited number of clients.

Our failure to continue to expand our business or manage growth successfully could disrupt our business operations, increase our costs and delay implementation of our business strategies.

Difficulties in managing future growth could disrupt our business operations, increase our costs and delay achievement of our business goals, making it more difficult for us to maintain profitability. Our growth strategy depends on our ability to expand and improve our field sales, marketing and services organization and our operations organization, both in the United States and throughout the world. In order to grow, we will need to hire additional personnel. There are a limited number of experienced personnel with an adequate knowledge of our industry, and competition for their services is intense. In addition, we may not be able to project the rate or timing of increases, if any, in the use of our service solutions accurately or to expand and upgrade our systems and infrastructure to accommodate the increases. The expansion of our foreign operations also will require us to assimilate differences in foreign business practices, overcome language barriers and hire and retain qualified personnel abroad.

We may not be successful in competing against others providing similar service solutions, which could reduce our revenues, profitability and market share.

If our service solutions do not achieve widespread acceptance by our clients, our revenues, profitability and market share will likely decline. Our competitors include other centralized cardiac safety laboratories and CROs. Our targeted clients may decide to choose other service solutions generated internally by them or from another source. Some of our competitors have substantially greater financial and other resources, greater name recognition and more extensive client bases than we do. Further, certain drug development organizations may decide not to outsource all or a significant portion of the cardiac safety activities associated with their clinical research programs, which could reduce our revenues, profitability and market share.

Our failure to establish and maintain partnerships and other strategic alliances may delay the development of our service solutions, cause us to lose clients and prevent us from growing our business, any of which could also cause our stock price to decline.

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

We depend upon a limited number of suppliers for specific components of our service solutions. We may increase our dependence on certain suppliers as we continue to develop and enhance our service solutions. Our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required components, reduced services capacity, price increases, delayed supplier performance and poor component and services quality. For instance, we rely on a limited number of providers to supply ECG equipment, software applications designed for the on-screen measurement of ECG signals and server facilities. If we are unable to obtain products and services from third-party suppliers in the quantities and of the quality that we need, on a timely basis or at acceptable prices, we may not be able to deliver our cardiac safety and ePRO solutions on a timely or cost-effective basis to our customers, and our business, results of operations and financial condition could be seriously harmed. Moreover, delays or interruptions in our service, including without limitation delays or interruptions resulting from a change in suppliers, may reduce our revenues, cause customers to terminate their contracts and adversely affect our customer renewals. If these companies were to terminate their arrangements with us or we were otherwise required to find alternative suppliers to provide the required capacity and quality on a timely basis, sales of our solutions would be delayed. To qualify a new supplier and familiarize it with our solutions, quality standards and other requirements is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative relationships on acceptable terms.

Interruptions or delays in service from our third-party providers could impair the delivery of customer data and harm our business.

We host some of our software at third-party facilities. Consequently, the occurrence of a natural disaster, technical or service lapses or other unanticipated problems at the facilities of our third-party providers could result in unanticipated interruptions in our access and/or our customers’ access to their data from software hosted at these facilities. Our software and customer data may also be subject to sabotage, intentional acts of malfeasance and similar misconduct due to the nature of the Internet. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system or security failures. We cannot assure you that our business interruption insurance will adequately compensate our customers or us for losses that may occur. Even if covered by insurance, any failure or breach of security of our systems could damage our reputation and cause us to lose customers. Further, in the event that we fail to meet the service requirements under our agreements with our customers, whether resulting from an interruption in service caused by our technology or that of a third-party provider, we could be subject to customer credits or termination of these customer contracts.

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

If our clients experience any significant level of problems with our technology, we may become liable to those clients, we may be unable to persuade our clients to change from a manual, paper-based process and we may lose clients. The success of our service solutions depends on the ability to protect against:

•	software or hardware malfunctions that interrupt operation of our applications or cause loss of data integrity;

•	power loss or telecommunications failures;

•	overloaded systems;

•	human error; and

•	natural disasters.

Rapidly changing technology may impair our ability to develop and market our solutions and cause us to become less competitive.

Our failure to continuously offer competitive service solutions could cause us to lose clients and prevent us from successfully marketing our solutions to prospective clients. As a result, our revenues and profitability would likely decline. Because our business relies on technology, we are susceptible to:

•	rapid technological change;

•	changing client needs;

•	frequent new product introductions; and

•	evolving industry standards.

As the Internet, computer and software industries continue to experience rapid technological change, we must quickly modify our solutions to adapt to such changes. We must develop and introduce new or enhanced service solutions that continually meet changing market demands and that keep pace with evolving industry standards. We have experienced development delays in the past and may experience similar or more significant delays in the future. In addition, competitors may develop products superior to our solutions, which could make our products obsolete.

If clinical trial sponsors and CROs do not shift from their existing paper-based methods of collecting and managing clinical trial data at investigator sites to an electronic system with centralization, we may not achieve the market penetration necessary to grow the business at expected levels.

If participants conducting clinical trials are unwilling to adopt our technology solutions and new ways of conducting business, our revenues may not be sufficient to achieve our expected growth rate. Our efforts to establish a standardized, electronic process to collect, manage and analyze clinical trial and cardiac safety data are a significant departure from the traditional clinical research process. We estimate that the majority of clinical trials today use manual, paper-based data entry, management and analysis tools. Each clinical trial can involve a multitude of participants, including the sponsor, a CRO, regional site managers, investigators and patients. With so many participants involved in a clinical trial, it may be difficult to convince a sponsor or CRO to accept new methods of conducting a clinical trial. We may not be successful in persuading these participants to change the manner in which they have traditionally operated and to use our service solutions.

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

If we fail to protect our intellectual property from infringement, other companies may use our intellectual property to offer competitive products at lower prices. If we fail to compete effectively against these companies, we could lose clients and experience a decline in sales of our solutions. To protect our intellectual property rights, we rely on a combination of copyright and trade secret laws and restrictions on disclosure. In addition, in 2004 we were issued a U.S. Patent on over 50 claims directed to various features of our EXPERT® workflow enabled data handling technology. On February 2, 2010, we were issued a series of new claims under the same U. S. Patent, which further extends our existing patent protection for the processes embedded in our EXPERTTM 2 technology platform. These new patent claims span a series of innovative and automated processes furthering the science of cardiac safety. We also have filed continuation-in-part applications in the United States Patent and Trademark Office pursuing alternative claim coverage and pursuing claim coverage specific to enhancements in our EXPERT® workflow enabled handling technology that is imbedded in our EXPERT® Technology Platform. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products and technology. In addition, our U.S. Patent could be successfully challenged as invalid. Monitoring unauthorized use of our solutions is difficult and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

From time to time, we evaluate potential investments in, and acquisitions of, complementary technologies, services and businesses. We have made in the past, and may make in the future, acquisitions or significant investments in other businesses. For example, we acquired CCSS and entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS) in 2007. Entering into an acquisition entails many risks, any of which could harm our business, including:

•	managing the risks and challenges of entering markets or types of businesses in which we have limited or no direct experience;

•	difficulties in integrating the operations, technologies, products, existing contracts and personnel of the target company and realizing the anticipated synergies of the combined businesses;

•	the price we pay, the expense that we incur or other resources that we devote may exceed the value we eventually realize or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

•	failure of a party to perform ancillary contractual obligations related to the acquisition;

•	the diversion of management’s attention from other business concerns; and

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products.

In addition, we could discover deficiencies withheld from us in an acquisition due to fraud or otherwise not uncovered in our due diligence prior to the acquisition. These deficiencies could include problems in internal controls, data adequacy and integrity, product quality and regulatory compliance, any of which could result in us becoming subject to penalties or other liabilities. Acquisitions also frequently result in the recording of goodwill, as in the case of CCSS, and other intangible assets which are subject to potential impairments in the future that could harm our financial condition and operating results. If any of the foregoing were to occur, our financial condition and results of operations could be materially adversely impacted. In addition, if we finance any future acquisitions by issuing equity securities or convertible debt, our existing stockholders may be diluted or the market price of our stock may be adversely affected. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

Specifically, if the market does not embrace the IVR clinical assessments and system we licensed from HTS, we will not be able to achieve the higher revenues and profitability that we had anticipated that this transaction would allow us to generate.

Goodwill is subject to impairment which could result in a significant expense.

As a result of the CCSS acquisition, we carry a significant amount of goodwill. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. Although we made no adjustments as a result of the impairment test as of December 31, 2009, if we determine in connection with future tests that the carrying value of goodwill may not be recoverable, we will base the measurement of any impairment on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. An impairment could result in a write-off of goodwill which would reduce our profitability in the period of the write-off.

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

We are subject to a variety of government regulations in the countries where we market our service solutions. We currently operate in the United Kingdom through a foreign subsidiary and may operate in the future in other countries through additional foreign subsidiaries. If we form foreign subsidiaries outside of the United Kingdom, we may need to withhold taxes on earnings or other payments they distribute to us. Generally, we can claim a foreign tax credit against our federal income tax expense for these taxes. However, the United States tax laws have a number of limitations on our ability to claim that credit or to use any foreign tax losses, which could result in higher payment by us of taxes in the United States. We may also need to include our share of our foreign subsidiaries’ earnings in our income even if the subsidiaries do not distribute money to us. As a result, less cash would be available to us in the United States.

Our global operations may involve transactions in a variety of currencies. Fluctuations in currency exchange rates could reduce our reported revenues or increase our reported expenses. We currently do not utilize hedging instruments.

The agreements that we sign with clients outside the United States may be governed by the laws of the countries where we provide our service solutions. We may also need to resolve any disputes under these agreements in the courts or other dispute resolution forums in those countries. This could be expensive or could distract management’s attention away from our core business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located at 1818 Market Street, Philadelphia, Pennsylvania, where we lease approximately 59,000 square feet. Our lease expires in October 2019. We also lease approximately 31,000 square feet of office space in Bridgewater, New Jersey, which expires in January 2011 and we lease approximately 18,000 square feet of office space in Peterborough, United Kingdom, which expires in June 2013. We believe that these facilities are adequate for our current and reasonably foreseeable operations and that we will be able to locate comparable space in these markets on terms acceptable to us if our business grows more rapidly than we currently anticipate.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SPECIAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. Our executive officers are as follows:

Name	Age	Position

Michael J. McKelvey, Ph.D.	57	President, Chief Executive Officer and Director
Joel Morganroth, MD	64	Chairman of the Board of Directors and Chief Scientific Officer
Keith D. Schneck	54	Executive Vice President, Chief Financial Officer and Secretary
Thomas P. Devine	57	Executive Vice President and Chief Development Officer
Amy Furlong	37	Executive Vice President, Cardiac Safety Operations
Jeffrey S. Litwin, MD	51	Executive Vice President and Chief Medical Officer
John M. Blakeley	42	Executive Vice President, Sales and Marketing
Robert S. Brown	54	Senior Vice President, Strategic Partnerships
John B. Sory	44	Senior Vice President, Health Care Solutions
George Tiger	50	Senior Vice President, Global Sales

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

Mr. Devine has been our Executive Vice President and Chief Development Officer since December 2005. Previously, he served as our Senior Vice President and Chief Development Officer from April 2003 until December 2005. From August 2002 to April 2003, Mr. Devine was our Vice President of Research and Development. Prior to joining us, Mr. Devine was Chief Technology Officer for an electronic commerce company.

Ms. Furlong has been our Executive Vice President, Cardiac Safety Operations since December 2005. She served as our Senior Vice President, Regulatory Compliance from January 2004 until December 2005. From February 2001 to January 2004, Ms. Furlong served as our Vice President, Regulatory Compliance.

Dr. Litwin is a cardiologist and has been our Executive Vice President and Chief Medical Officer since December 2005. He served as our Senior Vice President and Chief Medical Officer from July 2000 until December 2005.

Mr. Blakeley has been our Executive Vice President, Sales and Marketing since February 2008. He served as our Senior Vice President, International Operations and Sales from September 2006 to February 2008. He served as our Group Vice President, International Business Development from January 2005 to August 2006 and as our Director of Business Development from May 2002 to December 2004. Prior to joining ERT, Mr. Blakeley was Managing Director of a medical devices specialist.

Mr. Brown has been our Senior Vice President, Strategic Partnerships since January 2010. He served as our Senior Vice President, Marketing, Planning and Partnerships from September 2006 to December 2009. He served as our Senior Vice President, Outsourcing Partnerships from July 2002 to August 2006. From January 2000 to June 2002, Mr. Brown was our Senior Vice President, Cardiac Safety.

Mr. Sory has been our Senior Vice President, Health Care Solutions since November 2009. Prior to joining ERT, Mr. Sory served as General Manager, Vice President of Pfizer Health Solutions from 2002 to 2009.

Mr. Tiger has been our Senior Vice President, Global Sales since January 2009. He served as Senior Vice President, Americas Sales from October 2006 to December 2008. He served as our Senior Vice President, International Sales and Operations from October 2005 to September 2006, Senior Vice President, International Operations from July 2004 to October 2005 and as Vice President, International Business Development from August 2002 to July 2004. Prior to joining ERT, Mr. Tiger held a series of sales and marketing management positions with Abbott Laboratories and Celsis, Inc.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ERES.” Below is the range of high and low sales prices for the common stock for the following quarters as quoted on the Nasdaq Global Select Market.

Calendar Period	High	Low

2008
First Quarter	$12.73	$8.94
Second Quarter	17.82	11.90
Third Quarter	18.85	9.81
Fourth Quarter	12.00	3.86
2009
First Quarter	$7.50	$4.48
Second Quarter	6.68	4.90
Third Quarter	7.56	5.32
Fourth Quarter	8.50	5.74

We have never declared or paid any cash dividend on our common stock. We do not anticipate paying any cash dividends in the foreseeable future because we intend to retain our current cash and future earnings for the development and expansion of our business and for the repurchase of common stock under our stock buy-back program.

As of February 19, 2010, there were 48 record holders of our common stock.

Stockholder Return Performance Graph

The following graph compares the cumulative total stockholder return on our common stock against the cumulative total return on the Nasdaq Composite Index and the Nasdaq Health Services Index for the period commencing December 31, 2004 and ending December 31, 2009. The graph assumes that at the beginning of the period indicated, $100 was invested in our common stock and the stock of the companies comprising the Nasdaq Composite Index and the Nasdaq Health Services Index, and that all dividends, if any, were reinvested.

This stockholder return performance graph shall not be deemed filed with the Securities and Exchange Commission (SEC) as part of this Form 10-K or incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate the performance graph by reference therein.

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

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

Consolidated Statements of Operations Data (in thousands, except per share data)

	Year Ended December 31,
	2005	2006	2007	2008	2009

Net revenues:
EDC licenses and services	$6,063	$3,017	$6,331	$5,894	$2,501
Services	59,712	55,309	65,916	96,567	64,655
Site support	21,072	28,042	26,451	30,679	26,667

Total net revenues	86,847	86,368	98,698	133,140	93,823

Costs of revenues:
Cost of EDC licenses and services	436	286	2,018	1,843	863
Cost of services	24,337	25,431	28,808	38,609	29,886
Cost of site support	13,965	18,821	17,808	18,445	13,544

Total costs of revenues	38,738	44,538	48,634	58,897	44,293

Gross margin	48,109	41,830	50,064	74,243	49,530

Operating expenses:
Selling and marketing	9,122	11,051	11,222	13,273	12,905
General and administrative	11,458	14,668	12,258	18,181	14,859
Research and development	4,093	4,146	4,333	4,394	3,853

Total operating expenses	24,673	29,865	27,813	35,848	31,617

Operating income	23,436	11,965	22,251	38,395	17,913
Other income (expense), net	936	1,250	2,206	1,730	(435)

Income before income taxes	24,372	13,215	24,457	40,125	17,478
Income tax provision	9,007	4,905	9,205	15,123	6,791

Net income	$15,365	$8,310	$15,252	$25,002	$10,687

Basic net income per share	$0.31	$0.17	$0.30	$0.49	$0.22
Diluted net income per share	$0.29	$0.16	$0.29	$0.48	$0.22

Consolidated Balance Sheet Data (in thousands)

	December 31,
	2005	2006	2007	2008	2009

Cash, cash equivalents and short-term investments	$52,001	$56,913	$46,879	$66,426	$78,761
Working capital	45,795	61,320	45,594	75,289	82,950
Total assets	104,766	115,064	147,696	169,122	164,861
Treasury stock	(56,387)	(62,190)	(62,190)	(64,763)	(79,883)
Total stockholders’ equity	79,973	93,622	113,512	137,428	137,672

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On June 23, 2009, we completed the sale of certain assets relating to our EDC operations. Under the terms of the transaction, OmniComm Systems, Inc. issued to us 8.1 million shares of common stock and assumed certain liabilities including deferred revenue relating to our EDC operations in exchange for our EDC assets which primarily included our EDC software, applications and fixed assets and $1.15 million in cash we paid. During the year ended December 31, 2009, we recorded a gain on the sale of these assets of $0.5 million within general and administrative expenses in the consolidated statement of operations. The revenue and cost of revenue of our former EDC operations have been reclassified from the licenses and services categories to the EDC category on the consolidated statements of operations for all periods presented. Additionally, the remaining revenues and costs of sales in licenses, related to cardiac safety reporting and ePRO, were reclassified to the services category on the consolidated statements of operations for all periods presented.

Our services revenues consist primarily of our services offered under our Cardiac Safety and, to a lesser extent, ePROtm solutions. Our site support revenue consists of cardiac safety equipment rentals and sales along with related supplies and logistics management.

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

Unbilled revenue is revenue that is recognized but is currently not billable to the customer pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but recognized as revenue as services are performed. Amounts included in unbilled revenue are expected to be collected within one year and are included within current assets.

Our former EDC business is included in EDC licenses and services and included license revenue, technology consulting and training services and software maintenance services. We recognized up-front license fee revenues under the residual method when a formal agreement existed, delivery of the software and related documentation occurred, collectability was probable and the license fee was fixed or determinable. We recognized monthly and annual term license fee revenues over the term of the arrangement. Hosting service fees were recognized evenly over the term of the service. We recognized revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which was typically twelve months. We provided consulting and training services on a time and materials basis and recognized revenues as we performed the services.

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

We conduct our operations through offices in the United States (U.S.) and the United Kingdom (UK). Our international net revenues represented approximately 23%, 21% and 24% of total net revenues for the years ended December 31, 2007, 2008 and 2009, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology. The profit split methodology equalizes gross margins for each legal entity, based upon its respective direct revenue or direct costs, as determined by the relevant revenue source.

Results of Operations

Executive Overview

Net revenues were $93.8 million for 2009, a decrease of $39.3 million or (29.5%) from $133.1 million in 2008 due primarily to the confluence of two key factors. The first factor was the deep recession of 2008-2009, which significantly affected our clients, both large and small. Large pharmaceutical, biotechnology and medical device companies became very conservative in their funding of research and development activities and our small to mid-sized clients were severely impacted by the tight credit conditions from the recession. The second factor was a very sharp decline in the demand for Thorough QTc studies from our clients. These studies performed by ERT are largely for small to mid-sized clients; it was this sector of the economy that was most severely impacted by the very tight credit conditions caused by the recession. Both of these factors resulted in significantly reduced demand for our cardiac safety services and a corresponding fall in our revenue.

In addition, revenue from the acquired backlog of Covance Cardiac Safety Services, Inc. (CCSS) totaled $10.1 million in 2008 and declined to $4.5 million in 2009 as this backlog nears completion. To a lesser degree, we also had lower revenue from routine business. We also sold our EDC operation in June 2009 which contributed $2.5 million of revenue in 2009 compared to $5.9 million in 2008.

Gross margin percentage was 52.8% in 2009 compared to 55.8% in 2008. Gross margin percentage is significantly impacted by transaction volume which declined 32.9% in 2009 compared to 2008. We also experienced a slight decline in average transaction pricing in 2009 as compared to 2008. In the shorter term, costs do not necessarily change in direct relation with changes in revenue. We also experienced a slight decline in average transaction pricing in 2009 as compared to 2008. The decline in the gross margin percentage compared to 2008 was partially offset by the elimination of legacy and transition costs incurred during 2008 associated with processing the

CCSS backlog during the nine-month period in 2008 during which we integrated the CCSS operations. In addition during 2009, we incurred lower depreciation and amortization expense as older, more expensive equipment became fully depreciated.

Operating income for 2009 was $17.9 million or 19.1% of total net revenues compared to $38.4 million or 28.8% of total net revenues in 2008. Total expenses were $75.9 million in 2009, a decrease of $18.8 million from $94.7 million in 2008. Overall expenses decreased primarily due to the elimination of transition costs related to the integration of the CCSS operations, which was completed in September 2008. We also had lower variable incentive compensation expense in 2009 consistent with our reduced operating results and lower depreciation as some of our EDC equipment was fully depreciated and the amortization of CCSS intangibles declined. Our effective income tax rate for 2009 was 38.9% compared to 37.7% in 2008.

Net income for 2009 was $10.7 million, or $0.22 per share, compared to $25.0 million, or $0.48 per share in 2008.

Commencing in the fourth quarter of 2008 and into 2009, general business and economic conditions deteriorated globally. During this time, we experienced an increased focus in Phase III opportunities, a decline in the number of Thorough QTc bookings along with a delay in starts for certain Thorough QTc trials, and these trends have continued through much of fiscal 2009. We believe the increase in Phase III opportunities will provide us with a strong base of business in the future; however, this business will take longer to turn into revenue. We believe that the delays in Thorough QTc trials are related to timing as the result of the uncertain economic environment, especially in small to mid-sized customers which have been negatively impacted by funding limitations. Thorough QTc trials are generally required to be performed due to regulatory guidance; however, the timing of when these trials are done is discretionary.

We also experienced an increase in awards of new and expanded exclusive or near-exclusive long-term enterprise relationships with large pharmaceutical companies during the latter portion of fiscal 2008 and continuing into 2009, including several with whom we had very little business in the past. In exchange for these long-term enterprise relationships with large pharmaceutical companies, which are targeted to generate larger volumes of business, we have made selective pricing concessions which we believe will have the effect of lowering overall average transaction pricing in the future as studies performed under these agreements become active and generate revenue. We have also recently implemented a series of cost reductions which we believe will lessen the impact of any prior pricing reduction on our gross margin percentage. Overall, we believe the fundamental drivers of our core business remain positive. We believe that we have sufficient operating and technology capacity to support significant future growth in our business if and when it should occur. However, a continued weakened global economy could have a negative impact on future results of operations.

The following table presents certain financial data as a percentage of total net revenues:

	Year Ended December 31,
	2007	2008	2009

Net revenues:
EDC licenses and services	6.4%	4.4%	2.7%
Services	66.8	72.6	68.9
Site support	26.8	23.0	28.4

Total net revenues	100.0	100.0	100.0

Costs of revenues:
Cost of EDC licenses and services	2.0	1.4	0.9
Cost of services	29.2	29.0	31.9
Cost of site support	18.1	13.8	14.4

Total costs of revenues	49.3	44.2	47.2

Gross margin	50.7	55.8	52.8

Operating expenses:
Selling and marketing	11.4	10.0	13.8
General and administrative	12.4	13.7	15.8
Research and development	4.4	3.3	4.1

Total operating expenses	28.2	27.0	33.7

Operating income	22.5	28.8	19.1
Other income (expense), net	2.3	1.3	(0.5)

Income before income taxes	24.8	30.1	18.6
Income tax provision	9.3	11.3	7.2

Net income	15.5%	18.8%	11.4%

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2009

The following table presents statements of operations data with product line detail (dollars in thousands):

	Year Ended December 31,
	2008	2009	Increase (Decrease)

EDC licenses and services
Net revenues	$5,894	$2,501	$(3,393)	(57.6%)
Costs of revenues	1,843	863	(980)	(53.2%)

Gross margin	$4,051	$1,638	$(2,413)	(59.6%)

Services:
Net revenues	$96,567	$64,655	$(31,912)	(33.0%)
Costs of revenues	38,609	29,886	(8,723)	(22.6%)

Gross margin	$57,958	$34,769	$(23,189)	(40.0%)

Site support:
Net revenues	$30,679	$26,667	$(4,012)	(13.1%)
Costs of revenues	18,445	13,544	(4,901)	(26.6%)

Gross margin	$12,234	$13,123	$889	7.3%

Total
Net revenues	$133,140	$93,823	$(39,317)	(29.5%)
Costs of revenues	58,897	44,293	(14,604)	(24.8%)

Gross margin	74,243	49,530	(24,713)	(33.3%)

Operating expenses:
Selling and marketing	13,273	12,905	(368)	(2.8%)
General and administrative	18,181	14,859	(3,322)	(18.3%)
Research and development	4,394	3,853	(541)	(12.3%)

Total operating expenses	35,848	31,617	(4,231)	(11.8%)

Operating income	38,395	17,913	(20,482)	(53.3%)
Other income (expense), net	1,730	(435)	(2,165)	N.M.

Income before income taxes	40,125	17,478	(22,647)	(56.4%)
Income tax provision	15,123	6,791	(8,332)	(55.1%)

Net income	$25,002	$10,687	$(14,315)	(57.3%)

N.M. Not meaningful

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Year Ended December 31,		Increase
	2008	2009	(Decrease)

Cost of EDC licenses and services	31.3%	34.5%	3.2%
Cost of services	40.0%	46.2%	6.2%
Cost of site support	60.1%	50.8%	(9.3%)
Total costs of revenues	44.2%	47.2%	3.0%
Operating expenses:
Selling and marketing	10.0%	13.8%	3.8%
General and administrative	13.7%	15.8%	2.1%
Research and development	3.3%	4.1%	0.8%
Total operating expenses	27.0%	33.7%	6.7%

EDC

On June 23, 2009, we completed the sale of certain assets relating to our EDC operations. During the year ended December 31, 2009, we recorded a gain on the sale of these assets of $0.5 million within general and administrative expenses in the consolidated statement of operations.

Revenues

The decrease in services revenues was primarily due to a $25.4 million reduction related to a decrease in transactions performed in the year ended December 31, 2009 as compared to the year ended December 31, 2008 due largely to the decline in Thorough QTc studies and, to a lesser extent, a decline in routine studies and the decline in revenue from acquired backlog of CCSS. There was also a decrease in average revenue per transaction that was largely due to a heavier weighting of semi-automatic studies which carry lower transaction prices and a decrease in average pricing due to the impact of newly negotiated longer-term enterprise agreements with large clients, the total impact of which resulted in a decrease in revenue of approximately $3.2 million. Project management fees decreased $2.0 million, consistent with the decreased Cardiac Safety activity. The balance of the decrease is due to a $0.4 million decrease in Cardiac Safety consulting revenue and a number of smaller decreases totaling $0.9 million.

Beginning in January 2007, we entered into an arrangement with a consulting company owned by our Chairman, Dr. Morganroth, relating to Dr. Morganroth’s initiation of a company consulting practice through the transition of his historic consulting services to us. In return, Dr. Morganroth’s professional corporation receives a percentage fee of 80% of the net amounts we bill for Dr. Morganroth’s services to our customers. We recorded revenues in connection with services billed to customers under this consulting arrangement of approximately $1.6 million and $1.3 million in the years ended December 31, 2008 and 2009, respectively. We incurred percentage fees under this consulting arrangement of approximately $1.3 million and $1.0 million in the years ended December 31, 2008 and 2009, respectively. Total amounts payable incurred under this consulting arrangement, including consulting fees and the percentage fees, approximated $1.8 million and $1.3 million in the years ended December 31, 2008 and 2009, respectively, and are included in cost of services.

Site support revenues decreased primarily due to a $1.5 million decrease in equipment sales as more customers chose to rent cardiac safety equipment, a $0.8 million decline in revenue from acquired backlog of CCSS and a $0.6 million reduction in freight revenue due to decreased shipping activity consistent with the decreased Cardiac Safety activity. The balance of the decrease was primarily due to a decrease in rental revenue from cardiac safety equipment due to a lower average price per unit, partially offset by an increase in units rented and an increase in supplies revenue. The lower average price per unit was a result of planned actions that we have recently taken to improve our competitiveness with regard to this component of our revenue.

Costs of Revenues

The decrease in the cost of services was primarily due to $6.6 million of costs recognized in the year ended December 31, 2008 associated with the CCSS operations as compared to $0.8 million of such costs in the year ended December 31, 2009, primarily consisting of depreciation and amortization. We completed the integration of the CCSS acquisition in the third quarter of 2008 with the complete transfer of all operating activities from the CCSS Reno facility into our operations in Philadelphia and Peterborough. Additionally, variable incentive compensation expense decreased $1.2 million due to our reduced operating results, telephone and connectivity expenses decreased $0.7 million due to lower rates in 2009 and cardiac safety consulting costs decreased $0.5 million. Partially offsetting the decrease were increases in several areas including increased depreciation of $0.5 due to systems placed in service in 2009. The balance of the decrease is due to a number of smaller decreases totaling $1.0 million. The increase in the cost of services as a percentage of service revenues reflects the fact that, in the shorter term, some of the costs do not necessarily change in direct relation with changes in revenue.

The decrease in the cost of site support, both in absolute terms and as a percentage of site support revenues, was primarily due to a $2.8 million decrease in depreciation expense as older, more expensive ECG equipment has become fully depreciated. Additionally there was a $0.9 million decrease in freight, a $0.7 million decrease in the cost of equipment sold, $0.3 million of costs associated with the Reno operations of CCSS in 2008 for which there was no corresponding cost in 2009 and $0.2 million decrease in other costs.

Operating Expenses

The decrease in selling and marketing expenses was due primarily to a $0.5 million decrease in incentive compensation consistent with our reduced operating results. Partially offsetting this decrease was a $0.3 increase in consulting and marketing costs due to corporate rebranding and other planned initiatives. The balance of the decrease was due to a number of smaller decreases totaling $0.2 million. The increase in selling and marketing expenses as a percentage of total net revenues reflected the fact that, in the shorter term, the costs do not necessarily change in direct relation with changes in revenue.

The decrease in general and administrative expenses was due primarily to $2.9 million of costs recognized in the year ended December 31, 2008 resulting from including the administrative costs of CCSS in 2008 for which there were no corresponding costs in the year ended December 31, 2009. Additionally, variable incentive compensation expense decreased $0.6 million due to our reduced operating results. Non-income taxes decreased $0.4 million due to the decrease in revenue. Partially offsetting these decreases were an additional $0.5 million reserve related to the lease of our Reno facility, severance of $0.4 million in the second quarter of 2009 related to the relocation of our customer care team from our New Jersey location to our Philadelphia location and an approximately $0.2 million increase in stock option compensation expense. The gain on sale of certain assets of the EDC operations of $0.5 million was recorded in the second quarter of 2009. A number of smaller increases under $0.2 million each made up the remaining variance including recruitment and travel and entertainment. The increase in general and administrative expenses as a percentage of total net revenues reflected the fact that, in the shorter term, the costs do not necessarily change in direct relation with changes in revenue.

The decrease in research and development expenses was primarily due to a $0.4 million reduction in variable incentive compensation expense due to our reduced operating results, a $0.4 million increase in the capitalization of salaries for internal-use software projects and a $0.3 million decrease in other expenses including labor. These increases were partially offset by a $0.5 million increase in expense for third-party consultants. The increase in research and development expenses as a percentage of total net revenues reflected the fact that the costs do not necessarily change in direct relation with changes in revenue.

In the year ended December 31, 2009, other income (expense), net, consisted primarily of foreign exchanges losses of $0.6 million partially offset by interest income of $0.2 million. In the year ended December 31, 2008, other income, net, consisted primarily of interest income of $0.9 million and foreign exchange gains of $0.8 million. Foreign exchange losses in 2009 were caused by dollar-denominated receivables in our UK entity that were settled at less favorable exchange rates with the British pound sterling.

Our effective tax rate for the year ended December 31, 2009 was 38.9% compared to 37.7% for the year ended December 31, 2008. The effective tax rate for the year ended December 31, 2009 reflects a change in the calculation of transfer pricing for Cardiac Safety services. Through 2008, we calculated our transfer pricing for Cardiac Safety services using a profit split methodology based on cost. After reviewing the transfer pricing methodology, management decided to modify its application of the profit split methodology for Cardiac Safety services to allocate costs based on revenue beginning in 2009. Had we maintained the same calculation in 2009 as we used in 2008, the income tax provision would have been increased by approximately $0.4 million for the year ended December 31, 2009. The effective tax rate for the year ended December 31, 2008 included a special benefit of $0.3 million related to our determination that a portion of our UK subsidiary’s current undistributed net earnings, as well as the future net earnings, will be permanently reinvested, a tax benefit of approximately $0.2 million related to the reconciliation of the 2007 tax provision to the 2007 U.S. federal tax return and a $0.6 million tax benefit related to the reversal of a tax accrual for a previously uncertain tax position.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2008

The following table presents statements of operations data with product line detail (dollars in thousands):

	Year Ended December 31,
	2007	2008	Increase (Decrease)

EDC licenses and services
Net revenues	$6,331	$5,894	$(437)	(6.9%)
Costs of revenues	2,018	1,843	(175)	(8.7%)

Gross margin	$4,313	$4,051	$(262)	(6.1%)

Services:
Net revenues	$65,916	$96,567	$30,651	46.5%
Costs of revenues	28,808	38,609	9,801	34.0%

Gross margin	$37,108	$57,958	$20,850	56.2%

Site support:
Net revenues	$26,451	$30,679	$4,228	16.0%
Costs of revenues	17,808	18,445	637	3.6%

Gross margin	$8,643	$12,234	$3,591	41.5%

Total
Net revenues	$98,698	$133,140	$34,442	34.9%
Costs of revenues	48,634	58,897	10,263	21.1%

Gross margin	50,064	74,243	24,179	48.3%

Operating expenses:
Selling and marketing	11,222	13,273	2,051	18.3%
General and administrative	12,258	18,181	5,923	48.3%
Research and development	4,333	4,394	61	1.4%

Total operating expenses	27,813	35,848	8,035	28.9%

Operating income	22,251	38,395	16,144	72.6%
Other income, net	2,206	1,730	(476)	(21.6%)

Income before income taxes	24,457	40,125	15,668	64.1%
Income tax provision	9,205	15,123	5,918	64.3%

Net income	$15,252	$25,002	$9,750	63.9%

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Year Ended December 31,		Increase
	2007	2008	(Decrease)

Cost of EDC licenses and services	31.9%	31.3%	(0.6%)
Cost of services	43.7%	40.0%	(3.7%)
Cost of site support	67.3%	60.1%	(7.2%)
Total costs of revenues	49.3%	44.2%	(5.1%)
Operating expenses:
Selling and marketing	11.4%	10.0%	(1.4%)
General and administrative	12.4%	13.7%	1.3%
Research and development	4.4%	3.3%	(1.1%)
Total operating expenses	28.2%	27.0%	(1.2%)

Revenues

The increase in services revenues was primarily due to $16.6 million resulting from a 32% increase in transactions performed in the year ended December 31, 2008 as compared to the year ended December 31, 2007 and to an increase of $6.5 million of revenue resulting from including the operating results of CCSS recognized in the year ended December 31, 2008 as compared to the year ended December 31, 2007. There was also an increase in average revenue per transaction that was largely due to slightly higher prices. Project management fees increased $2.4 million, consistent with the increased Cardiac Safety activity. Cardiac Safety services revenue in the year ended December 31, 2008 included $2.7 million of cardiac safety consulting services revenue as compared to $1.7 million in the year ended December 31, 2007. Beginning in January 2007, we entered into an arrangement with a consulting company owned by our Chairman, Dr. Morganroth, relating to Dr. Morganroth’s initiation of a company consulting practice through the transition of his historic consulting services to us. In return, Dr. Morganroth’s professional corporation receives a percentage fee of the net amounts we bill for Dr. Morganroth’s services to our customers. That percentage ranged between 80% to 90% in 2007 and was 80% in 2008. Revenues recorded in connection with this consulting arrangement approximated $1.6 million and $1.3 million in the years ended December 31, 2008 and 2007, respectively. Fees incurred under this consulting arrangement approximated $1.3 million and $1.1 million in the years ended December 31, 2008 and 2007, respectively and are included in cost of services. Additionally, service revenues increased $0.7 million for ePRO revenue that is new in 2008.

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

Costs of Revenues

The increase in the cost of services was primarily due to an increase of $5.4 million in costs resulting from including the operating results of CCSS recognized in the year ended December 31, 2008 as compared to the year ended December 31, 2007, a $2.4 million increase in labor costs related to additional staff and salary increases, a $0.8 million increase in bonus expense, $0.6 million in consulting costs related to cardiac safety consulting revenue discussed above and a $0.6 million increase in telecommunication connectivity expenses. Additionally, cost of services increased $0.7 million for ePRO costs as this service offering commenced operations in the latter half of 2007. Partially offsetting the increase was a $0.7 million decrease in depreciation due to certain software development costs and computer equipment associated with the EXPERT® Technology Platform becoming fully depreciated. The decrease in the cost of Cardiac Safety services as a percentage of Cardiac Safety service revenues reflected the fact that some of the costs do not necessarily change in direct relation with changes in revenue.

The increase in the cost of site support was primarily due to an increase of $1.2 million of costs resulting from including the operating results of CCSS recognized in the year ended December 31, 2008 as compared to the year ended December 31, 2007, a $1.0 million increase in freight associated with additional shipments of equipment, $0.3 million increase in the cost of supplies and a $0.2 million increase in labor. Partially offsetting this increase was a $1.0 million decrease in depreciation expense as older, more expensive ECG equipment became fully depreciated, a $0.7 million decrease in equipment rent which was the result of our March 2007 agreement to purchase our leased cardiac safety equipment and a $0.4 million decrease in the cost of equipment sold. The decrease in the cost of site support as a percentage of site support revenues reflected the fact that some of the costs do not necessarily change in direct relation with changes in revenue.

Operating Expenses

The increase in selling and marketing expenses was due primarily to an increase in labor costs of $0.7 million related to additional staff and salary increases and $0.6 million of additional commissions. In 2007, we implemented a commission plan under which payments are based upon a percentage of revenue earned and bookings. Payments under the commission plan increased in 2008 as increased signings converted into revenue. Additionally, consultant costs increased $0.4 million related to rebranding and other marketing efforts. Smaller increases in a number of expense categories such as advertising and marketing, royalties and stock option expense comprised the balance of the increase in selling and marketing expense. The decrease in selling and marketing expenses as a percentage of total net revenues reflected the fact that the costs do not necessarily change in direct relation with changes in revenue.

The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to an increase of $2.5 million of costs resulting from the November 2007 acquisition of CCSS recognized in the year ended December 31, 2008 as compared to the year ended December 31, 2007, including an increase in the provision of $0.8 million for stay pay incentives. Other increases include a $1.1 million increase in labor related to additional staff and salary increases and a $0.6 million increase in bonus expense. During 2008 as compared to 2007, the cost of consultants increased $0.4 million, stock option compensation expense increased $0.3 million, and recruiting costs increased $0.2 million. A number of smaller increases ranging from $0.2 million to $0.4 million made up the remaining variance including non-income taxes, professional fees and office expenses which included the cost of moving our corporate offices in Philadelphia. These increases were partially offset by a reduction due to $0.7 million in severance-related costs for employees terminated in February 2007. General and administrative costs directly resulting from the acquisition of CCSS decreased significantly in the fourth quarter of 2008 as a result of the closure of the Reno office.

Other income, net, consisted primarily of interest income realized from our cash, cash equivalents and investments and foreign exchange gains, offset by interest expense related to capital lease obligations. Other income, net decreased primarily due to lower average cash balances in the year ended December 31, 2008 as compared to the year ended December 31, 2007, as a result of our use of cash in November 2007 for the CCSS acquisition, as well as significantly lower average interest rates during 2008. Partially offsetting this decrease was an increase in foreign exchange gains as a result of lower exchange rates for the British pound as compared to the U.S. dollar.

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

Liquidity and Capital Resources

At December 31, 2009, we had $78.8 million of cash, cash equivalents and short-term investments. Prior to 2008, we had historically placed our investments in municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates and maturities of less than one year, and A1P1 rated commercial bonds and paper. Due to the financial market conditions prevalent during the latter part of 2008 and 2009, we had invested primarily in liquid money market funds. We resumed investing in highly-rated securities in the other categories noted above beginning in the fourth quarter of 2009. Of the $78.8 million, $13.9 million is held by our UK subsidiary. Although a portion of our UK subsidiary’s current undistributed net earnings, as well as the future net earnings, will be permanently reinvested, we believe that this does not have a material impact on our overall liquidity.

For the year ended December 31, 2009, our operations provided cash of $33.9 million, a decrease of $6.0 million compared to $39.9 million during the year ended December 31, 2008. The decrease was primarily the result of $14.3 million of lower net income in the year ended December 31, 2009 as compared to the year ended December 31, 2008, a $3.5 million decrease in accrued expenses in the year ended December 31, 2009 as compared to a $1.2 million increase in the year ended December 31, 2008 which was largely the result of the payment of a greater amount in 2009 for variable incentive compensation related to the prior year’s results, a $3.5 million decrease in depreciation and amortization and a $1.6 million decrease in net income tax liabilities in the year ended December 31, 2009 as compared to a $0.2 million decrease in the year ended December 31, 2008. Changes in income taxes, including deferred income taxes, are due to the timing and size of income tax payments and provision. The tax provision decreased in 2009 due to lower taxable income, but at a higher effective tax rate. Partially offsetting this negative impact on cash flow was a decrease in accounts receivable in the year ended December 31, 2009 of $12.7 million as compared to an increase of $3.8 million in the year ended December 31, 2008. The comparative decrease was related to focused collection efforts and a decrease in revenue. Also offsetting this negative impact on cash flow was an increase in deferred revenue in the year ended December 31, 2009 of $1.4 million as compared to a decrease of $1.9 million in the year ended December 31, 2008.

For the year ended December 31, 2009, our investing activities used cash of $17.7 million as compared to $8.3 million during the year ended December 31, 2008. We incurred $0.7 million and $6.0 million in the year ended December 31, 2009 and 2008, respectively, for contingent payments and transaction costs related to the CCSS acquisition and $1.2 million during the year ended December 31, 2009 related to the sale of the EDC operations. Investment proceeds were $8.7 million during the year ended December 31, 2008 with no activity during the year ended December 31, 2009 while investment purchases were $9.7 million during the year ended December 31, 2009 with no activity during the year ended December 31, 2008.

During the year ended December 31, 2009 and 2008, we capitalized $6.2 million and $11.0 million, respectively, of property and equipment. Included in property and equipment is $3.0 million and $2.0 million for the year ended December 31, 2009 and 2008, respectively, of internal use software including software associated with the development of a data and communications management services software product (EXPERT®) used in connection with our centralized core cardiac safety ECG services. The balance of the change was due to a decrease in purchases of ECG equipment commensurate with the decrease in revenue in the year ended December 31, 2009 as compared to the year ended December 31, 2008.

For the year ended December 31, 2009, our financing activities used cash of $14.5 million compared to providing $0.5 million for the year ended December 31, 2008. In the year ended December 31, 2009 and 2008, we repurchased $15.1 million and $2.6 million, respectively, of our common stock under our stock buy-back program.

We have a line of credit arrangement with Wachovia Bank, National Association, a Wells Fargo Company, totaling $3.0 million which expires on June 1, 2010. To date, we have not borrowed any amounts under our line of credit. As of December 31, 2009, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million.

We have commitments to purchase approximately $2.8 million of private label cardiac safety equipment from a manufacturer over a twelve-month period beginning upon the completion of our user acceptance testing, which is currently anticipated to be completed in the first quarter of 2010. We expect to purchase this cardiac safety equipment in the normal course of business and thus this commitment does not represent a significant commitment above our expected purchases of ECG equipment during this period.

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

Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.0 million shares remain to be purchased as of December 31, 2009. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and investments and could also require us to seek additional external financing. During the year ended December 31, 2009, we purchased 2,902,735 shares of our common stock at a cost of $15.1 million. During the year ended December 31, 2008, we purchased 439,749 shares of our common stock at a cost of $2.6 million.

On November 28, 2007, we completed the acquisition of CCSS from Covance Inc. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We have also incurred approximately $1.1 million in transaction costs. We may also pay contingent consideration of up to approximately $14.0 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through December 31, 2010. Through December 31, 2009, Covance earned $5.2 million of this contingent amount, of which $3.0 million was recognized in 2007, $2.0 million in the year ended December 31, 2008 and $0.2 million in the year ended December 31, 2009. At December 31, 2009, approximately $0.2 million of the contingent amount earned remained to be paid to Covance, which we recorded in accounts payable. These contingent payments increased goodwill by $5.2 million. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety solutions for a ten-year period, subject to certain exceptions, and we agreed to pay referral fees on certain revenues.

The following table presents contractual obligations information as of December 31, 2009 (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Operating leases	$20,271	$3,607	$5,187	$3,898	$7,579

Total	$20,271	$3,607	$5,187	$3,898	$7,579

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

Recent Accounting Pronouncements

Effective July 1, 2009, we adopted the new accounting standard established by the Financial Accounting Standards Board (FASB) Accounting Standards Codificationtm (ASC). As codified under ASC 105-10 (formerly Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162”), the FASB established the ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature excluded from the ASC became non-authoritative. All references to U.S. GAAP have been updated to conform to the ASC. The adoption of the ASC did not have any impact on our results of operations or financial position.

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

Effective April 1, 2009, we adopted a new accounting standard for subsequent events. As codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events), this standard established general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this accounting standard did not have a material effect on our results of operations or financial position. Subsequent events through March 3, 2010 have been evaluated for disclosure and recognition.

Effective October 1, 2009, we adopted a new accounting standard for measuring liabilities at fair value accounting. As codified in ASC 820-10 (formerly Accounting Standards Update No. 2009-5, Measuring Liabilities at Fair Value), this standard amended existing standards regarding fair value measurements by providing additional guidance clarifying the measurement of liabilities at fair value. The standard also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this accounting standard did not have any impact on our consolidated financial statements.

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

Services revenues consist of Cardiac Safety and, to a lesser extent, ePROtm services that we provide on a fee for services basis and are recognized as the services are performed. We also provide Cardiac Safety consulting services on a time and materials basis and recognize revenues as we perform the services. Site support revenues consist of cardiac safety equipment rentals and sales along with related supplies and logistics management and are recognized at the time of sale or over the rental period.

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

Unbilled revenue is revenue that is recognized but is currently not billable to the customer pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but recognized as revenue as services are performed. Amounts included in unbilled revenue are expected to be collected within one year and are included within current assets.

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

For a discussion of how we allocated the purchase price of CCSS, see Note 2 to our consolidated financial statements included elsewhere herein. Future business combinations will be accounted for in accordance with the provisions of ASC 805, as discussed above in “— Recent Accounting Pronouncements.”

Goodwill

We carry a significant amount of goodwill. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2008 or 2009. In connection with the sale of certain assets of our EDC operations, we allocated $0.1 million of goodwill to our EDC operations which was included in the calculation of the gain on sale.

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

Significant management judgment is required in determining our provision for income taxes, deferred taxes and any valuation allowance recorded against deferred tax assets. As of December 31, 2009, we had a valuation allowance of $1.1 million related to the uncertain realization of certain deferred tax assets. See Note 7 to our consolidated financial statements for more information.

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

Interest Rate Risk

We generally place our investments in money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year and A1P1 rated commercial bonds and paper. Due to the financial market conditions prevalent during the latter part of 2008 and 2009, we had invested primarily in liquid money market funds. We resumed investing in highly-rated securities in the other categories noted above beginning in the fourth quarter of 2009. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. The impact on interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents, short-term investments and log-term investments. See “Liquidity and Capital Resources” as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the year ended December 31, 2009 by approximately $0.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is set forth on Pages F-1 through F-33.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company (including our consolidated subsidiaries) in the reports we file with or submit to the SEC is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected

Management’s annual report on internal control over financial reporting

See Management’s Report on Internal Control Over Financial Reporting on page F-2, which is incorporated herein by reference.

Report of the independent registered public accounting firm

See Report of Independent Registered Public Accounting Firm on page F-3, which is incorporated herein by reference.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement (the “Proxy Statement”) to be filed with the SEC for our Annual Meeting of Stockholders to be held on April 28, 2010, under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Business Conduct,” and is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference to the information set forth in “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference to the information set forth in “ Stock Ownership — The Stock Ownership of Our Principal Stockholders, Directors and Executive Officers” and “Executive Compensation — Compensation Discussion and Analysis — Elements of Our Compensation Program — Existing Equity Compensation Plan” in the Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1.	The consolidated financial statements of eResearchTechnology, Inc. (the “Company”) filed as a part of this Form 10-K are listed on the attached Index to Consolidated Financial Statements and Financial Statement Schedule at F-1.

2.	The financial statement schedule of the Company filed as a part of this Form 10-K is listed in the attached Index to Consolidated Financial Statements and Financial Statement Schedule at F-1. All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits.

3.1	Restated Certificate of Incorporation, as amended.(1)

3.2	Bylaws.(2)

3.3	Amendment to Bylaws.(3)

3.4	Certificate of Merger between the Company and ERT Operating Company.(4)

4.1	Form of Stock Certificate.(4)

10.1	Registration Rights Agreement dated August 27, 1999.(5)

10.2	Share Purchase Agreement dated November 27, 2007 by and among the Company, Covance Central Laboratory Services Limited Partnership, Covance Cardiac Safety Services Inc. and Covance Inc.(6)

10.4	Exclusive Marketing Agreement dated November 27, 2007 by and between the Company and Covance Inc.(7)

10.7	1996 Stock Option Plan, as amended.(4)*

10.13	2008 Bonus Plan.(8)*

10.14	2009 Bonus Plan.(9)*

10.20	1818 Market Street Office Lease between the Company and NNN 1818 Market Street, LLC and Affiliates.(10)

10.28	Modification Number One to Promissory Note and Loan Agreement with Wachovia Bank, National Association dated May 19, 2009.(11)

10.29	Loan Agreement with Wachovia Bank, National Association effective June 26, 2008.(12)

10.30	Promissory Note to Wachovia Bank, National Association effective June 26, 2008.(12)

10.31	Amended and Restated 2003 Equity Incentive Plan, as amended.(13)*

10.42	Management Employment Agreement effective January 1, 2008 between Dr. Joel Morganroth and the Company.(14)*

10.43	Consultant Agreement effective January 1, 2007 between Dr. Joel Morganroth and the Company.(15)*

10.44	Management Employment Agreement effective August 20, 2004 between Dr. Jeffrey Litwin and the Company.(1)*

10.45	Management Employment Agreement effective August 31, 2004 between Amy Furlong and the Company.(9)*

10.46	Consultant Agreement effective January 1, 2008 between Dr. Joel Morganroth and the Company.(14)*

10.47	Management Employment Agreement effective September 2, 2004 between Robert Brown and the Company.(8)*

10.48	Management Employment Agreement effective June 23, 2006 between Michael J. McKelvey and the Company.(16)*

10.52	Lease Agreement dated August 18, 2000 between Advance/GLD 2 L.L.C. and the Company.(17)

10.53	Management Employment Agreement effective July 28, 2008 between Keith D. Schneck and the Company.(18)*

10.54	Lease Agreement dated September 28, 2004 between Royal and Sun Alliance Insurance PLC and the Company’s subsidiary, eResearchTechnology Limited.(19)

10.55	Management Employment Agreement effective November 10, 2009 between John Sory and the Company.*

10.57	Management Employment Agreement effective January 1, 2009 between Dr. Joel Morganroth and the Company.(9)*

10.58	Consultant Agreement effective January 1, 2009 between Dr. Joel Morganroth and the Company.(9)*

21.1	Subsidiaries of the Registrant.(14)

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 4, 2004.

(2)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Registration Statement on Form S-1, File No. 333-17001, declared effective by the Securities and Exchange Commission on February 3, 1997.

(3)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 31, 1999.

(4)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 12, 2002.

(5)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 8-K on September 9, 1999.

(6)	Incorporated by reference to Exhibit 2.1, filed with the Company’s Form 8-K on December 4, 2007.

(7)	Incorporated by reference to Exhibit 10.1, filed with the Company’s Form 8-K on December 4, 2007. Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(8)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 8, 2008.

(9)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 8, 2009.

(10)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 7, 2008.

(11)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 7, 2009.

(12)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 7, 2008.

(13)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 6, 2009.

(14)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 7, 2008.

(15)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 4, 2007.

(16)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 4, 2006.

(17)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 13, 2000.

(18)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 2, 2009.

(19)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 11, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of March 2010.

eResearchTechnology, Inc.

By:	/s/ Michael J. McKelvey
Michael J. McKelvey
President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. McKelvey Michael J. McKelvey	President and Chief Executive Officer, Director (Principal executive officer)	March 3, 2010

/s/ Joel Morganroth, MD Joel Morganroth, MD	Chairman of the Board of Directors	March 3, 2010

/s/ Keith D. Schneck Keith D. Schneck	Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)	March 3, 2010

/s/ Sheldon M. Bonovitz Sheldon M. Bonovitz	Director	March 3, 2010

/s/ Michael DeMane Michael DeMane	Director	March 3, 2010

/s/ Gerald A. Faich, MD, MPH Gerald A. Faich, MD, MPH	Director	March 3, 2010

/s/ Elam M. Hitchner Elam M. Hitchner	Director	March 3, 2010

/s/ Stephen S. Phillips Stephen S. Phillips	Director	March 3, 2010

/s/ Stephen M. Scheppmann Stephen M. Scheppmann	Director	March 3, 2010

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2009.

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

We have audited eResearchTechnology, Inc’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, eResearchTechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eResearchTechnology, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 3, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 3, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
eResearchTechnology, Inc.:

We have audited the accompanying consolidated balance sheets of eResearchTechnology, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eResearchTechnology, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), eResearchTechnology Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 3, 2010

eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2008	2009

Assets
Current Assets:
Cash and cash equivalents	$66,376	$68,979
Short-term investments	50	9,782
Investment in marketable securities	—	1,026
Accounts receivable, less allowance for doubtful accounts of $695 and $548, respectively	29,177	16,579
Prepaid income taxes	1,892	2,698
Prepaid expenses and other	2,885	3,308
Deferred income taxes	1,831	1,649

Total current assets	102,211	104,021
Property and equipment, net	29,639	24,205
Goodwill	34,603	34,676
Intangible assets	2,149	1,607
Other assets	520	352

Total assets	$169,122	$164,861

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,971	$3,007
Accrued expenses	9,382	5,990
Income taxes payable	2,492	346
Current portion of capital lease obligations	43	—
Deferred revenues	11,034	11,728

Total current liabilities	26,922	21,071
Deferred rent	2,183	2,357
Deferred income taxes	1,332	2,502
Other liabilities	1,257	1,259

Total liabilities	31,694	27,189

Commitments and contingencies
Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 59,950,257 and 60,189,235 shares issued, respectively	600	602
Additional paid-in capital	93,828	97,367
Accumulated other comprehensive income (loss)	(2,716)	(1,580)
Retained earnings	110,479	121,166
Treasury stock, 8,686,868 and 11,589,603 shares at cost, respectively	(64,763)	(79,883)

Total stockholders’ equity	137,428	137,672

Total liabilities and stockholders’ equity	$169,122	$164,861

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2008	2009

Net revenues:
EDC licenses and services	$6,331	$5,894	$2,501
Services	65,916	96,567	64,655
Site support	26,451	30,679	26,667

Total net revenues	98,698	133,140	93,823

Costs of revenues:
Cost of EDC licenses and services	2,018	1,843	863
Cost of services	28,808	38,609	29,886
Cost of site support	17,808	18,445	13,544

Total costs of revenues	48,634	58,897	44,293

Gross margin	50,064	74,243	49,530

Operating expenses:
Selling and marketing	11,222	13,273	12,905
General and administrative	12,258	18,181	14,859
Research and development	4,333	4,394	3,853

Total operating expenses	27,813	35,848	31,617

Operating income	22,251	38,395	17,913
Other income (expense), net	2,206	1,730	(435)

Income before income taxes	24,457	40,125	17,478
Income tax provision	9,205	15,123	6,791

Net income	$15,252	$25,002	$10,687

Basic net income per share	$0.30	$0.49	$0.22

Diluted net income per share	$0.29	$0.48	$0.22

Shares used to calculate basic net income per share	50,476	50,870	49,173

Shares used to calculate diluted net income per share	51,743	52,015	49,468

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income	Earnings	Stock	Total

Balance, January 1, 2007	58,356,546	584	83,493	1,510	70,225	(62,190)	93,622
Comprehensive income
Net income	—	—	—	—	15,252	—	15,252
Currency translation adjustment, net of tax	—	—	—	169	—	—	169

Total comprehensive income							15,421
Share-based compensation	—	—	2,015	—	—	—	2,015
Capitalized share-based compensation	—	—	40	—	—	—	40
Tax benefit from exercise of stock options	—	—	759	—	—	—	759
Exercise of stock options	513,745	5	1,650	—	—	—	1,655

Balance, December 31, 2007	58,870,291	589	87,957	1,679	85,477	(62,190)	113,512
Comprehensive income
Net income	—	—	—	—	25,002	—	25,002
Currency translation adjustment, net of tax	—	—	—	(4,395)	—	—	(4,395)

Total comprehensive income							20,607
Purchase of treasury stock	—	—	—	—	—	(2,573)	(2,573)
Share-based compensation	—	—	2,600	—	—	—	2,600
Capitalized share-based compensation	—	—	58	—	—	—	58
Tax benefit from exercise of stock options	—	—	855	—	—	—	855
Exercise of stock options	1,079,966	11	2,358	—	—	—	2,369

Balance, December 31, 2008	59,950,257	600	93,828	(2,716)	110,479	(64,763)	137,428
Comprehensive income
Net income	—	—	—	—	10,687	—	10,687
Change in unrealized losses on marketable securities	—	—	—	(83)	—	—	(83)
Currency translation adjustment, net of tax	—	—	—	1,219	—	—	1,219

Total comprehensive income							11,823
Purchase of treasury stock	—	—	—	—	—	(15,120)	(15,120)
Share-based compensation	—	—	2,784	—	—	—	2,784
Capitalized share-based compensation	—	—	82	—	—	—	82
Tax benefit from exercise of stock options	—	—	152	—	—	—	152
Exercise of stock options	238,978	2	521	—	—	—	523

Balance, December 31, 2009	60,189,235	$602	$97,367	$(1,580)	$121,166	$(79,883)	$137,672

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2007	2008	2009

Operating activities:
Net income	$15,252	$25,002	$10,687
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of EDC operations	—	—	(530)
Depreciation and amortization	15,129	16,038	12,583
Cost of sales of equipment	1,143	743	96
Provision for uncollectible accounts	30	189	210
Share-based compensation	2,004	2,604	2,790
Deferred income taxes	(521)	1,098	1,680
Changes in operating assets and liabilities:
Accounts receivable	(4,192)	(3,840)	12,726
Prepaid expenses and other	352	41	(293)
Accounts payable	(2,147)	175	(767)
Accrued expenses	2,928	1,162	(3,490)
Income taxes	3,658	(1,290)	(3,286)
Deferred revenues	2,487	(1,909)	1,379
Deferred rent	(122)	(64)	148

Net cash provided by operating activities	36,001	39,949	33,933

Investing activities:
Purchases of property and equipment	(11,073)	(10,969)	(6,207)
Purchases of investments	(58,008)	—	(9,732)
Proceeds from sales of investments	91,555	8,747	—
Payments related to sale of EDC operations	—	—	(1,150)
Payments for acquisition	(35,800)	(6,042)	(655)

Net cash used in investing activities	(13,326)	(8,264)	(17,744)

Financing activities:
Repayment of capital lease obligations	(2,504)	(1,102)	(43)
Proceeds from exercise of stock options	1,655	2,369	523
Stock option income tax benefit	760	849	152
Repurchase of common stock for treasury	—	(2,573)	(15,120)

Net cash used in financing activities	(89)	(457)	(14,488)

Effect of exchange rate changes on cash	(1)	(2,934)	902

Net increase in cash and cash equivalents	22,585	28,294	2,603
Cash and cash equivalents, beginning of period	15,497	38,082	66,376

Cash and cash equivalents, end of period	$38,082	$66,376	$68,979

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements

1.	Background and Summary of Significant Accounting Policies:

Background

eResearchTechnology, Inc. (ERTtm), a Delaware corporation, was founded in 1977 to provide Cardiac Safety solutions to evaluate the safety of new drugs. ERT and its consolidated subsidiaries collectively are referred to as the “Company” or “we.” We provide technology and service solutions that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic solutions (Cardiac Safety solutions) and a provider of technology solutions that streamline the clinical trials process by enabling our clients to evolve from traditional, paper-based methods to electronic processing using our electronic patient reported outcomes (ERT ePROtm) solutions.

Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. We offer Cardiac Safety solutions, which are utilized by pharmaceutical, biotechnology and medical device companies, clinical trial sponsors and clinical research organizations (CROs) during the conduct of clinical trials. Our Cardiac Safety solutions include the collection, interpretation and distribution of electrocardiographic (ECG) data and images and are performed during clinical trials in all phases of the clinical research process. The ECG provides an electronic map of the heart’s rhythm and structure, and is performed in most clinical trials. Our Cardiac Safety solutions permit assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Specific trials, such as a Thorough QTc study, focus on the cardiac safety profile of a compound. Thorough QTc studies are comprehensive studies that typically are of large volume and short duration and are recommended by the United States Food and Drug Administration (FDA) under guidance issued in 2005 by the International Committee on Harmonization (ICH E14). We also offer site support, which includes the rental and sale of cardiac safety equipment along with related supplies and logistics management. We also offer ePRO solutions along with proprietary clinical assessments.

On June 23, 2009, we completed the sale of certain assets relating to our EDC operations. Under the terms of the transaction, OmniComm Systems, Inc. issued to us 8.1 million shares of common stock and assumed certain liabilities including deferred revenue relating to our EDC operations in exchange for our EDC assets, which primarily included our EDC software, applications and fixed assets and $1.15 million in cash we paid. During the year ended December 31, 2009, we recorded a gain on the sale of these assets of $0.5 million within general and administrative expenses in the consolidated statement of operations.

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

Reclassifications

The consolidated financial statements for prior periods have been reclassified to conform to the current period’s presentation. In particular, the revenue and cost of revenue of our former EDC operations, which we sold on June 23, 2009, have been reclassified from the licenses and services categories to the EDC category on the consolidated statements of operations for all periods presented. Additionally, the remaining revenues and costs of sales in licenses, related to cardiac safety reporting and ePRO, were reclassified to the services category on the consolidated statements of operations for all periods presented.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

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

Revenues

Our services revenues consist primarily of our services offered under our Cardiac Safety and, to a lesser extent, ePROtm solutions. Our site support revenue consists of cardiac safety equipment rentals and sales along with related supplies and logistics management.

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

We have recorded reimbursements received for out-of-pocket expenses incurred as revenue in the accompanying consolidated statements of operations.

Unbilled revenue is revenue that is recognized but is not currently billable to the customer pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but recognized as revenue as services are performed. Amounts included in unbilled revenue are expected to be collected within one year and are included within current assets.

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

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

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

Cash and Cash Equivalents

We consider cash on deposit and in overnight investments and investments in money market funds with financial institutions to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds. At December 31, 2008 and 2009, approximately $9.2 million and $13.9 million, respectively, was invested outside of the U.S.

Short-term Investments and Investments in Marketable Securities

At December 31, 2009, short-term investments consisted of investments in municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates and maturities of less than one year, A1P1 rated commercial bonds and paper and an auction rate security issued by a government-sponsored agency while marketable securities consisted of common stock received from the buyer of certain assets of our EDC operations. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. We classified our short-term investment and investment in marketable securities at December 31, 2008 and 2009 as available-for-sale. At December 31, 2008 and 2009, unrealized gains and losses were immaterial. Realized gains and losses during 2007, 2008 and 2009 were immaterial. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification.

The following summarizes the short-term investments at December 31, 2008 and 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipal securities	$50	$—	$—	$50

Total short-term investments as of December 31, 2008	$50	$—	$—	$50

Municipal securities	$6,764	$—	$(2)	$6,762
Corporate debt securities	1,769	1	—	1,770
Bonds of government sponsored agencies	1,250	—	—	1,250

Total short-term investments as of December 31, 2009	$9,783	$1	$(2)	$9,782

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on a number of factors, including the length of time the receivables are past due, the current business environment and our historical experience.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three years for computer and other equipment, two to four years for cardiac safety rental equipment, five years for furniture and fixtures and three to five years for system development costs. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Depreciation expense was $12.1 million, $11.9 million and $8.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

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

Amortization of capitalized software development costs is charged to costs of revenues. Amortization of capitalized software development costs was $2.8 million, $2.5 million and $3.4 million for the years ended December 31, 2007, 2008 and 2009, respectively. During the years ended December 31, 2007, 2008 and 2009, we capitalized $3.5 million, $2.0 million and $3.0 million, respectively, of software development costs primarily related to EXPERT, ePRO and other internal-use software development. As of December 31, 2009, $2.4 million of capitalized costs have not yet been placed in service and are therefore not being amortized.

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

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

The gross cost for cardiac safety equipment was $35.2 million and $37.3 million at December 31, 2008 and 2009, respectively. The accumulated depreciation for cardiac safety equipment was $25.0 million and $30.9 million at December 31, 2008 and 2009, respectively.

Goodwill

We carry a significant amount of goodwill. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2007, 2008 or 2009. In connection with the sale of certain assets of our EDC operations, we allocated $0.1 million of goodwill to our EDC operations which was included in the calculation of the gain on sale.

When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.

The carrying value of goodwill was $34.6 million and $34.7 million as of December 31, 2008 and 2009, respectively. During fiscal 2008 and 2009, goodwill increased approximately $3.7 million and $0.2 million, respectively, due to contingent payments, transaction fees and other adjustments related to the CCSS acquisition. See Note 2 for additional disclosure regarding the CCSS acquisition.

Business Combinations and Valuation of Intangible Assets

Results of operations of acquired businesses are included in the financial statements of the acquiring company from the date of acquisition. Net assets of the acquired company are recorded at their fair value at the date of acquisition and we expense amounts allocated to in-process research and development in the period of acquisition. Identifiable intangibles, such as the acquired customer base, are amortized over their expected economic lives in proportion to their expected future cash flows. Significant judgments and estimates are often made to determine fair values, and may include, among other factors, the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other information we believe is relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill which is not amortized to expense.

Long-lived Assets

When events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during 2007, 2008 or 2009.

Software Development Costs

Research and development expenditures are charged to operations as incurred. If significant, we capitalize certain software development costs subsequent to the establishment of technological feasibility. Since software development costs have not been significant after the establishment of technological feasibility, all such costs have been charged to expense as incurred.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Advertising Costs

We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2007, 2008 and 2009 was $0.8 million, $1.0 million and $1.2 million, respectively.

Stock-Based Compensation

Accounting for Stock-Based Compensation

Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. We use the Black-Scholes option pricing model to estimate the fair value of stock options on the date of grant. The Black-Scholes option-pricing model incorporates various assumptions including expected volatility, expected term and risk-free interest rates. In addition, judgment is required in estimating the forfeiture rate on stock awards. We calculate the expected forfeiture rate based on average historical trends. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006 is recognized in the Consolidated Statements of Operations over the remaining service period after such date based on the award’s original estimate of fair value. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the years ended December 31, 2007, 2008 and 2009 was $2.0 million, $2.6 million and $2.8 million, respectively.

Valuation Assumptions for Options Granted

The fair value of each stock option granted during the years ended December 31, 2007, 2008 and 2009 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table.

	2007	2008	2009

Risk-free interest rate	4.68%	2.23%	1.39%
Expected life	3.5 years	3.5 years	3.5 years
Expected volatility	55.89%	51.50%	63.97%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. The above assumptions were used to determine the weighted-average per share fair value of $3.38, $4.89 and $2.19 for stock options granted during the years ended December 31, 2007, 2008 and 2009, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 7 for further discussion.

Other Income (Expense), Net

Other income (expense), net consists primarily of earnings on cash, cash equivalents and investments as well as foreign exchange gains, offset by foreign exchange losses and interest expense related to capital lease obligations.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Supplemental Cash Flow Information

We paid $5.7 million, $15.2 million and $8.2 million for income taxes in the years ended December 31, 2007, 2008 and 2009, respectively.

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

Concentration of Credit Risk and Significant Clients and Vendors

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

Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the pharmaceutical, biotechnology and medical device industries. For the years ended December 31, 2007, 2008 and 2009, one client accounted for approximately 24%, 23% and 18% of net revenues, respectively. The loss of this client could have a material adverse effect on our operations. We maintain reserves for potential credit losses. Such losses, in the aggregate, have not historically exceeded management’s estimates.

We depend upon a limited number of suppliers for specific components of our service solutions. Our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required components, reduced services capacity, price increases, delayed supplier performance and poor component and services quality. For instance, we rely on a limited number of providers to supply ECG equipment, software applications designed for the on-screen measurement of ECG signals and server facilities. If we are unable to obtain products and services from third-party suppliers in the quantities and of the quality that we need, on a timely basis or at acceptable prices, we may not be able to deliver our cardiac safety and ePRO solutions on a timely or cost-effective basis to our customers, and our business, results of operations and financial condition could be seriously harmed. Moreover, delays or interruptions in our service, including, without limitation, delays or interruptions resulting from a change in suppliers, may reduce our revenues, cause customers to terminate their contracts and adversely affect our customer renewals. If these companies were to terminate their arrangements with us or we were otherwise required to find alternative suppliers to provide the required capacity and quality on a timely basis, sales of our solutions would be delayed and this would be a costly prospect.

Translation of Foreign Financial Statements

Assets and liabilities of our UK subsidiary, whose functional currency is the British pound, are translated into U.S. dollars at the exchange rate as of the end of each reporting period. The consolidated statement of operations is translated at the average exchange rate for the period. Net exchange gains or losses resulting from the translation of foreign financial statements are accumulated and credited or charged directly to a separate component of other comprehensive income. Foreign currency transaction gains or losses are recorded in other income (expense), net in the consolidated statement of operations as incurred and net losses totaled $0.2 million in 2007, net gains totaled $0.8 million in 2008 and net losses totaled $0.6 million in 2009.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

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

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Net		Per Share
Year Ended December 31,	Income	Shares	Amount

2007
Basic net income	$15,252	50,476	$0.30
Effect of dilutive shares	—	1,267	(0.01)

Diluted net income	$15,252	51,743	$0.29

2008
Basic net income	$25,002	50,870	$0.49
Effect of dilutive shares	—	1,145	(0.01)

Diluted net income	$25,002	52,015	$0.48

2009
Basic net income	$10,687	49,173	$0.22
Effect of dilutive shares	—	295	—

Diluted net income	$10,687	49,468	$0.22

In computing diluted net income per share, 1,497,000, 2,623,000 and 3,022,000 options to purchase shares of common stock were excluded from the computations for the years ended December 31, 2007, 2008 and 2009, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective periods.

Comprehensive Income

We classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the stockholders’ equity section of the consolidated balance sheet. Our comprehensive income includes net income and unrealized gains and losses from marketable securities and foreign currency translation.

Recent Accounting Pronouncements

Effective July 1, 2009, we adopted the new accounting standard established by the Financial Accounting Standards Board (FASB), the Accounting Standards Codificationtm (ASC). As codified under ASC 105-10 (formerly Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162”), the FASB established the ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

excluded from the ASC became non-authoritative. All references to U.S. GAAP have been updated to conform to the ASC. The adoption of the ASC did not have any impact on our results of operations or financial position.

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

Effective April 1, 2009, we adopted a new accounting standard for subsequent events. As codified in ASC 855-10 (formerly SFAS No. 165, “Subsequent Events”), this standard established general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this accounting standard did not have a material effect on our results of operations or financial position. Subsequent events through March 3, 2010 have been evaluated for disclosure and recognition.

Effective October 1, 2009, we adopted a new accounting standard for measuring liabilities at fair value accounting. As codified in ASC 820-10 (formerly Accounting Standards Update No. 2009-5, Measuring Liabilities at Fair Value), this standard amended existing standards regarding fair value measurements by providing additional guidance clarifying the measurement of liabilities at fair value. The standard also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust the liability to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this accounting standard did not have any impact on our consolidated financial statements.

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

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

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

2.	Business Combination

On November 28, 2007, we completed the acquisition of Covance Cardiac Safety Services, Inc. (CCSS) from Covance Inc. (Covance). We have included CCSS’s operating results in our Consolidated Statements of Operations from the date of the acquisition. Under the terms of the Purchase Agreement, we purchased all of the outstanding shares of capital stock of CCSS in consideration of an upfront cash payment of $35.2 million plus additional cash payments of up to approximately $14.0 million, based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through December 31, 2010. We also incurred approximately $1.1 million in transaction costs. Through December 31, 2009, Covance earned $5.2 million of this contingent amount, of which $3.0 million was recognized in 2007, $2.0 million in the year ended December 31, 2008 and $0.2 million in the year ended December 31, 2009. At December 31, 2009, approximately $0.2 million of the contingent amount earned remained to be paid to Covance which we recorded in accounts payable. These contingent amounts increased goodwill by $5.2 million. The acquisition included a marketing agreement under which Covance is obligated to use us as its provider of centralized cardiac safety solutions, and to offer these solutions to Covance’s clients, on an exclusive basis, for a 10-year period, subject to certain exceptions. We expense payments to Covance based upon a portion of the revenues we receive during each calendar year of the 10-year term that are based primarily on referrals made by Covance under the agreement. The agreement does not restrict our continuing collaboration with our other key CRO, Phase I units, Academic Research Centers and other strategic partners.

We fully integrated the operations of CCSS into our existing operations in the quarter ended, September 30, 2008. We did so by merging CCSS’s Reno, Nevada based operations into our existing operations and closing the operations in Reno. The following table sets forth the activity and balances of our accrued liabilities relating to severance and lease costs associated with the closing of CCSS operations, which are included in “Accrued expenses” and “Other liabilities” on our Consolidated Balance Sheets (in thousands):

		Lease
	Severance	Liability

Balance at acquisition at November 28, 2007	$1,165	$900
Adjustments to previous estimates	16	—
Cash payments	(55)	—

Balance at December 31, 2007	1,126	900
Additional reserve recorded	21	—
Adjustments to previous estimates	(255)	1,183
Cash payments	(801)	(325)

Balance at December 31, 2008	91	1,758
Adjustments to previous estimates	—	500
Cash payments	(91)	(500)

Balance at December 31, 2009	$—	$1,758

During the years ended December 31, 2008 and 2009, goodwill was increased by $3.7 million and $0.2 million, respectively. The $3.7 million is comprised of contingent payments to Covance of $2.0 million, $1.2 million of net

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

adjustments to severance, lease costs and deferred taxes and additional transaction costs of $0.5 million. The $0.2 million is comprised of contingent payments to Covance. Backlog is being amortized over three years on an accelerated basis. Customer relationships are being amortized over ten years using the straight-line method and technology was amortized over one year using the straight-line method.

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations for ERT and CCSS on a pro forma basis as though the companies had been combined as of the beginning of the period presented after giving effect to certain adjustments including the amortization of intangible assets. Our historical results of operations for the year ended December 31, 2007 included the results of CCSS since November 28, 2007, the date of acquisition. The unaudited pro forma financial information for the year ended December 31, 2007 combines our historical results for this year with the historical results for the comparable reporting period for CCSS. The unaudited pro forma financial information below is for informational purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of the period presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

Year Ended
December 31,
2007
(Unaudited)
(In thousands)

Revenue	$117,243
Operating income	14,455
Net income	8,785
Basic net income per share	$0.18
Diluted net income per share	$0.17

3.	Intangible Assets

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

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

	December 31, 2009
					Estimated
		Accumulated	Net Book		Useful Life
Description	Gross Value	Amortization	Value		(In Years)

Backlog	$1,900	$1,643	$257	*	3
Customer Relationships	1,700	350	$1,350		10
Technology	400	400	$—		1

Total	$4,000	$2,393	$1,607

*	The backlog is being amortized over three years on an accelerated basis.

The related amortization expense reflected in our consolidated statements of operations for the years ended December 31, 2007, 2008 and 2009 was $151, $1,700 and $542, respectively.

Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31:

Amortization
of Intangible
Years Ending December 31,	Assets

2010	$431
2011	170
2012	170
2013	170
2014	170
Thereafter	496

Total	$1,607

4.	Accounts Receivable, Net

The components of accounts receivable, net were as follows (in thousands):

	December 31,
	2008	2009

Billed	$29,660	$15,481
Unbilled	212	1,646
Allowance for doubtful accounts	(695)	(548)

	$29,177	$16,579

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

5.	Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	December 31,
	2008	2009

Computer and other equipment	$14,933	$15,839
Cardiac safety rental equipment	35,190	37,293
Furniture and fixtures	3,336	3,585
Leasehold improvements	5,841	5,974
System development costs	23,970	26,830

	83,270	89,521
Less-Accumulated depreciation	(53,631)	(65,316)

	$29,639	$24,205

6.	Line of Credit

We have a line of credit arrangement with Wachovia Bank, National Association, a Wells Fargo company, totaling $3.0 million which expires on June 1, 2010. To date, we have not borrowed any amounts under our line of credit. As of December 31, 2009, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million.

7.	Income Taxes

The income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2007	2008	2009

Current provision:
Federal	$7,038	$8,249	$3,909
State and local	1,212	2,822	216
Foreign	1,473	2,639	1,374

	9,723	13,710	5,499

Deferred provision (benefit):
Federal	(403)	1,405	543
State and local	378	521	924
Foreign	(493)	(513)	(175)

	(518)	1,413	1,292

	$9,205	$15,123	$6,791

Foreign income before income taxes was $4.1 million, $8.6 million and $4.5 million for the years ended December 31, 2007, 2008 and 2009, respectively. As of January 1, 2008, we determined that a portion of our UK subsidiary’s current undistributed net earnings, as well as the future net earnings, will be permanently reinvested. As a result of this assertion, the amount of unrecognized deferred tax liabilities related to undistributed foreign earnings is approximately $0.8 million as of December 31, 2009.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements was as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009

Tax at federal statutory rate	$8,560	$14,044	$6,118
State and local taxes, net of federal	1,033	2,172	477
Foreign tax differential	—	(931)	(315)
Federal tax credits	(175)	(90)	90
Tax-free interest income	(551)	(59)	—
Share-based compensation expense	361	352	423
Decrease in unrecognized tax benefits	—	(550)	(186)
Other	(23)	185	184

	$9,205	$15,123	$6,791

Tax benefits of $0.8 million, $0.9 million and $0.1 million associated with the exercise of employee stock options were allocated to equity and recorded in additional paid-in capital in the years ended December 31, 2007, 2008 and 2009, respectively.

The components of our net deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2008	2009

Goodwill amortization	$623	$—
Depreciation	1,412	1,205
Capitalized R&D expenses	1,274	1,055
Net operating loss carryforwards	116	35
Investment impairment	1,049	1,112
Reserves and accruals	2,552	2,521
Share-based compensation expense	1,258	1,868

Gross deferred tax assets	8,284	7,796

Repatriation of UK earnings	(703)	(703)
Depreciation	(5,112)	(5,642)
Amortization of intangibles	(921)	(1,192)

Gross deferred tax liabilities	(6,736)	(7,537)

Deferred tax assets valuation allowance	(1,049)	(1,112)

Net deferred tax assets (liabilities)	$499	$(853)

Our transfer pricing methodology for the majority of our revenue categories is the profit split methodology due to our global approach to the management of operations. The profit split methodology equalizes gross margins for each legal entity, based upon its respective direct revenue or direct costs, as determined by the relevant revenue source. The effective tax rate for the year ended December 31, 2009 reflects a change in the calculation of transfer pricing for Cardiac Safety services. Through 2008, we calculated our transfer pricing for Cardiac Safety services using a profit split methodology based on cost. After reviewing the transfer pricing methodology, management decided to modify its application of the profit split methodology for Cardiac Safety services to allocate costs based on revenue beginning in 2009. Had we maintained the same calculation in 2009 as we used in 2008, the income tax provision would have been

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

increased by $0.4 million for the year ended December 31, 2009. While we believe that the profit split methodology is the best available methodology currently, we will continue to assess the available options.

At December 31, 2009, we had net operating loss carryforwards for state tax purposes of approximately $3.0 million, which will begin to expire in 2023. At December 31, 2007, 2008 and 2009, we had a valuation allowance of $1.0 million, $1.0 million and $1.1 million, respectively, related to the capital loss on the investment impairment. During the year ended December 31, 2007, the gross deferred tax asset and valuation allowance were each reduced by $1.4 million due to the expiration of the capital loss carryforward period.

Based on our current and future estimates of pretax earnings, management believes the amount of gross deferred tax assets will more likely than not be realized through future taxable income, after consideration of the valuation allowance.

At December 31, 2008, we had $0.5 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2009, we had $0.2 million of unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. In the fourth quarter of 2009, the Internal Revenue Service (IRS) completed an examination of the Company’s U.S. income tax returns for 2006 through 2007. We agreed to certain adjustments to our research credits tax positions that the IRS proposed and paid $0.2 million as a result of the resolution of the audit. The adjustments did not result in a material change to our financial position. Additionally, we recognized a $0.2 million tax benefit related to the reversal of a tax accrual for a previously uncertain tax position in the year months ended December 31, 2009 as a result of a lapse of the applicable statute of limitations.

The following is a rollforward of the total gross unrecognized tax benefit liabilities for the years ended December 31, 2008 and 2009 (in thousands):

	2008	2009

Unrecognized tax benefits at January 1	$991	$498
Increase in unrecognized tax benefits for tax positions taken in a prior year	23	—
Increase in unrecognized tax benefits for tax positions taken in the current year	34	13
IRS audit settlement	—	(146)
Expiration of statutes of limitations	(550)	(186)

Unrecognized tax benefits at December 31	$498	$179

The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject. The unrecognized tax benefits are not expected to change during the next twelve months as a result of potential lapses of the statutes of limitations in various jurisdictions in which we operate.

8.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	2008	2009

Accrued compensation	$5,518	$2,485
Due to clients	1,242	1,242
Accrued outside services	421	252
Deferred rent	408	394
Other accrued liabilities	1,793	1,617

Total accrued expenses	$9,382	$5,990

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

9.	Employee Retirement Plan

We sponsor a 401(k) savings plan for all of our eligible employees. Generally, participants in this plan may contribute a portion of their compensation on either a before-tax basis, or on both a before-tax and after-tax basis. The plan also provides for mandatory and discretionary employer matching contributions at various rates. The cost of benefits under the savings plan totaled $0.5 million in 2007, $0.7 million in 2008 and $0.6 million in 2009.

10.	Related Party Transactions

Our Chairman, Dr. Morganroth, is a cardiologist who, through his wholly-owned professional corporation, provides medical professional services to the Company and receives consulting fees as an independent contractor. Additionally, beginning in January 2007, we entered into an arrangement with Dr. Morganroth’s professional corporation, relating to Dr. Morganroth’s initiation of an ERT consulting practice through the transition of his historic consulting services to us. Our Executive Vice President and Chief Medical Officer is responsible for assigning the consulting work to internal and external resources based upon the requirements of the engagement. In return, Dr. Morganroth’s professional corporation receives a percentage fee of 80% of the net amounts we bill for Dr. Morganroth’s services to our customers. We recorded revenues in connection with services billed to customers under this consulting arrangement of approximately $1.3 million, $1.6 million and $1.3 million in the years ended December 31, 2007, 2008 and 2009, respectively. We incurred percentage fees under this consulting arrangement of approximately $1.1 million, $1.3 million and $1.0 million in the years ended December 31, 2007, 2008 and 2009, respectively. Total amounts payable incurred under this consulting arrangement, including consulting fees and the percentage fees, approximated $1.5 million, $1.8 million and $1.3 million in the years ended December 31, 2007, 2008 and 2009, respectively. At December 31, 2008 and 2009, we owed $0.3 million and $0.1 million, respectively, to the professional corporation in connection with this consulting agreement, which is included in accounts payable.

One of our directors is of counsel to the law firm of Duane Morris LLP, which performs legal services for us. We paid fees for such services in the amount of $0.9 million, $0.5 million and $0.3 million for the years ended December 31, 2007, 2008 and 2009, respectively.

11.	Equity Incentive Plans

In 1996, we adopted a stock option plan (the “1996 Plan”) that authorized the grant of both incentive and non-qualified options to acquire up to 9,450,000 shares of the Company’s common stock, as subsequently amended. Our Board of Directors determined the exercise price of the options under the 1996 Plan. The exercise price of incentive stock options was not below the fair value of the common stock on the grant date. Incentive stock options under the 1996 Plan expire ten years from the grant date and are exercisable in accordance with vesting provisions set by the Board, which generally are over three to five years. No additional options have been granted under this plan, as amended, since December 31, 2003 and no additional options may be granted thereunder in accordance with the terms of the 1996 Plan.

In May 2003, the stockholders approved a new stock option plan (the “2003 Plan”) that authorized the grant of both incentive and non-qualified options to acquire shares of our common stock and provided for an annual option grant of 10,000 shares to each outside director. The Compensation Committee of our Board of Directors determines or makes recommendations to our Board of Directors regarding the recipients of option grants, the exercise price and other terms of the options under the 2003 Plan. The exercise price of incentive stock options may not be set below the fair value of the common stock on the grant date. Incentive stock options under the 2003 Plan expire ten years from the grant date, or at the end of such shorter period as may be designated by the Compensation Committee, and are exercisable in accordance with vesting provisions set by the Compensation Committee, which generally are over four years. In accordance with the terms of the 2003 Plan, there are a total of 7,318,625 shares reserved for issuance under the 2003 Plan and there were 2,288,755 shares available for grant as of December 31, 2009.

On April 26, 2007, the stockholders approved the adoption of the Company’s Amended and Restated 2003 Equity Incentive Plan (the “2003 Equity Plan”) which included prohibition on repricing of any stock options

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

granted under the Plan unless the stockholders approve such repricing and permitted awards of stock appreciation rights, restricted stock, long term performance awards and performance shares in addition to grants of stock options. On April 29, 2009, the Board of Directors approved a revised amendment to the 2003 Equity Plan that provides for the inclusion of restricted stock units in addition to the other equity-based awards authorized thereunder and eliminated the fixed option grants to outside directors. No restricted stock or restricted stock units have been granted as of December 31, 2009.

Information with respect to outstanding options under our plans is as follows:

		Weighted	Remaining
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(in years)	(in thousands)

Outstanding as of January 1, 2009	3,635,860	$11.03
Granted	1,305,650	4.71
Exercised	(261,215)	2.52
Cancelled/forfeited	(273,689)	11.71

Outstanding as of December 31, 2009	4,406,606	$9.62	4.8	$2,493

Options exercisable or expected to vest at December 31, 2009	4,125,446	$9.77	4.7	$2,278

Options exercisable at December 31, 2009	2,532,206	$11.26	4.1	$1,060

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of our common stock. The total intrinsic value of options exercised for the years ended December 31, 2007, 2008 and 2009 was $2.5 million, $6.1 million and $1.0 million, respectively.

As of December 31, 2009, an aggregate of 2,532,206 options with a weighted average exercise price of $11.26 per share were exercisable under the 1996 Plan and the 2003 Plan.

As of December 31, 2009, there was $4.1 million of total unrecognized compensation cost related to non-vested stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

On February 26, 2010, we granted 177,319 shares of restricted stock and 672,658 stock options to employees.

Tax Effect Related to Share-Based Compensation Expense

Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the consolidated statement of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our consolidated statement of operations for the years ended December 31, 2007, 2008 and 2009 related to share-based compensation expense was approximately $0.4 million, $0.6 million and $0.7 million, respectively.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

12.	Commitments and Contingencies

Leases

We lease office space and certain equipment. While the majority of the leases are operating leases, certain Cardiac Safety equipment has been leased under capital leases. Rent expense, net of sublease rentals, for all operating leases for the years ended December 31, 2007, 2008 and 2009 was $3.4 million, $3.3 million and $2.9 million, respectively.

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

Future minimum lease payments as of December 31, 2009 are as follows (in thousands):

	Gross
	Operating	Sublease
	Leases	Income

2010	$3,607	$323
2011	2,630	323
2012	2,557	296
2013	2,316	—
2014	1,582	—
2015 and thereafter	7,579	—

	$20,271	$942

Other commitments and contingencies

In the second quarter of 2007, we entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 IVR clinical assessments (original assessments) offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of December 31, 2009, we paid HTS $1.5 million for the license and $1.0 million in advanced payments against future royalties. As of December 31, 2009, HTS earned royalties of $0.2 million, which were offset against these advanced payments. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. Any royalties earned by HTS on the original assessments will be applied against these advance payments. All future payments to HTS will be solely based on royalty payments based on revenues received from electronic patient reported outcomes ePROtm sales.

On November 28, 2007, we completed the acquisition of Covance Cardiac Safety Services, Inc. (CCSS) from Covance Inc. (Covance). We have included CCSS’s operating results in our Consolidated Statements of Operations from the date of the acquisition. Under the terms of the purchase agreement, we purchased all of the outstanding shares of capital stock of CCSS in consideration of an upfront cash payment of $35.2 million plus additional cash

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

payments of up to approximately $14.0 million, based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through December 31, 2010. We also incurred approximately $1.1 million in transaction costs. Through December 31, 2009, Covance earned $5.2 million of this contingent amount, of which $3.0 million was recognized in 2007, $2.0 million in the year ended December 31, 2008 and $0.2 million in the year ended December 31, 2009. At December 31, 2009, approximately $0.2 million of the contingent amount earned remained to be paid to Covance which we recorded in accounts payable. These contingent amounts increased goodwill by $5.2 million. The acquisition included a marketing agreement under which Covance is obligated to use us as its provider of centralized cardiac safety solutions, and to offer these solutions to Covance’s clients, on an exclusive basis, for a 10-year period, subject to certain exceptions. We expense payments to Covance based upon a portion of the revenues we receive during each calendar year of the 10-year term that are based primarily on referrals made by Covance under the agreement. The agreement does not restrict our continuing collaboration with our other key CRO, Phase I units, Academic Research Centers and other strategic partners.

We fully integrated the operations of CCSS into our existing operations in the quarter ended, September 30, 2008. We did so by merging CCSS’s Reno, Nevada based operations into our existing operations and closing the operations in Reno.

Indemnification

In our former electronic data capture (EDC) business, we licensed software to our customers under written agreements. Each agreement contained the relevant terms of the contractual arrangement with the customer, and generally included provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the software is found to infringe upon certain intellectual property rights of a third party. The agreement generally limited the scope of remedies for such indemnification obligations in a variety of industry-standard respects. We have not identified any losses that are probable under these provisions and, accordingly, no liability related to these indemnification provisions has been recorded.

Agreements with the Company’s Management

In addition to an employment agreement with the Company’s Chairman, we entered into a consulting agreement with his wholly-owned professional corporation commencing May 21, 2001. Either party may terminate the agreement at any time, with or without cause. The consulting agreement relates to the Chairman’s capacity as a medical doctor and cardiologist and, among other things, requires him to advise the Company on matters related to the successful operation, marketing and business development of its Cardiac Safety services operations. We entered into a new consulting agreement with Dr. Morganroth’s professional corporation effective January 1, 2007. The consulting agreement provided for compensation of $294,000 per year plus discretionary bonuses to be determined by the Board of Directors. A discretionary bonus of $70,256 was awarded under the consulting agreement for the year ended December 31, 2007. We amended the consulting agreement by entering into a new agreement with Dr. Morganroth’s professional corporation effective January 1, 2008. The agreement provided for compensation of $300,000 per year plus discretionary bonuses to be determined by the Board of Directors. A discretionary bonus of approximately $110,000 was awarded under the consulting agreement for the year ended December 31, 2008. We further amended the consulting agreement by entering into a new agreement with Dr. Morganroth’s professional corporation effective January 1, 2009. The agreement provided for compensation of $309,000 per year plus discretionary bonuses to be determined by the Board of Directors. No discretionary bonus was awarded under the consulting agreement for the year ended December 31, 2009.

Additionally, beginning in January 2007, we entered into an arrangement with Dr. Morganroth’s professional corporation, relating to Dr. Morganroth’s initiation of an ERT consulting practice through the transition of his historic consulting services to us. Our Executive Vice President and Chief Medical Officer is responsible for assigning the consulting work to internal and external resources based upon the requirements of the engagement. In

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

return, Dr. Morganroth’s professional corporation receives a percentage fee of 80% of the net amounts we bill for Dr. Morganroth’s services to our customers. We recorded revenues in connection with services billed to customers under this consulting arrangement of approximately $1.3 million, $1.6 million and $1.3 million in the years ended December 31, 2007, 2008 and 2009, respectively. We incurred percentage fees under this consulting arrangement of approximately $1.1 million, $1.3 million and $1.0 million in the years ended December 31, 2007, 2008 and 2009, respectively. Total amounts payable incurred under this consulting arrangement, including consulting fees and the percentage fees, approximated $1.5 million, $1.8 million and $1.3 million in the years ended December 31, 2007, 2008 and 2009, respectively. At December 31, 2008 and 2009, we owed $0.3 million and $0.1 million, respectively, to the professional corporation in connection with this consulting agreement, which is included in accounts payable.

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

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. Available-for-sale securities as of December 31, 2009 consisted of an auction rate security or ARS, issued by a municipality, short-term investments in municipal securities, bonds of government sponsored agencies, and A1P1 rated commercial bonds and paper, and marketable securities received from the buyer of certain assets of our EDC operations. Available-for-sale securities are included in short-term investments in our consolidated balance sheets with the exception of the marketable securities. The marketable securities, which are priced at a discount due to a restriction on trading that remains in effect until June 23, 2010, are included in investments in marketable securities in our consolidated balance sheets. The discount on the marketable securities is valued using an option pricing model and takes into consideration multiple inputs including quoted prices of the securities, volatility factors and discount rates. The three levels of the fair value hierarchy are described below:

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
Notes To Consolidated Financial Statements — (Continued)

The following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 and 2009 (in thousands):

	Fair Value Measurements at December 31, 2008
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds	$66,376	$66,376	$—	$—
Municipal securities	50	—	—	50

Total	$66,426	$66,376	$—	$50

	Fair Value Measurements at December 31, 2009
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Money market funds	$68,979	$68,979	$—	$—
Municipal securities	6,762	6,712	—	50
Corporate debt securities	1,770	1,770	—	—
Bonds of government sponsored agencies	1,250	1,250	—	—
Marketable securities	1,026	—	1,026	—

Total	$79,787	$78,711	$1,026	$50

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

Geographic information is as follows (in thousands):

	Year Ended December 31, 2007
	North
	America	Europe	Total

EDC licenses and services revenues	$6,331	$—	$6,331
Service revenues	51,936	13,980	65,916
Site support revenues	17,430	9,021	26,451

Net revenues from external customers	$75,697	$23,001	$98,698

Operating income	$18,305	$3,946	$22,251
Long-lived assets	$25,919	$7,428	$33,347
Total assets	$132,886	$14,810	$147,696

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2008
	North
	America	Europe	Total

EDC licenses and services revenues	$5,894	$—	$5,894
Service revenues	79,123	17,444	96,567
Site support revenues	20,644	10,035	30,679

Net revenues from external customers	$105,661	$27,479	$133,140

Operating income	$30,641	$7,754	$38,395
Long-lived assets	$25,816	$3,823	$29,639
Total assets	$152,073	$17,049	$169,122

	Year Ended December 31, 2009
	North
	America	Europe	Total

EDC licenses and services revenues	$2,501	$—	$2,501
Service revenues	49,869	14,786	64,655
Site support revenues	18,600	8,067	26,667

Net revenues from external customers	$70,970	$22,853	$93,823

Operating income	$12,924	$4,989	$17,913
Long-lived assets	$20,715	$3,490	$24,205
Total assets	$142,685	$22,176	$164,861

15.	Quarterly Financial Data (Unaudited)

The quarterly data below includes all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation (in thousands, except per share data).

	2008
	March 31	June 30	September 30	December 31

Net revenues:
EDC licenses and services	$1,303	$1,487	$1,564	$1,540
Services	24,595	26,763	24,184	21,025
Site support	7,775	7,222	8,182	7,500

Total net revenues	33,673	35,472	33,930	30,065

Costs of revenues:
Cost of EDC licenses and services	451	468	452	472
Cost of services	10,263	10,185	9,678	8,483
Cost of site support	5,268	4,599	4,698	3,880

Total costs of revenues	15,982	15,252	14,828	12,835

Gross margin	17,691	20,220	19,102	17,230
Operating income	8,496	10,758	10,549	8,592
Net income	5,746	6,660	6,930	5,666
Basic net income per share	$0.11	$0.13	$0.14	$0.11
Diluted net income per share	$0.11	$0.13	$0.13	$0.11

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

	2009
	March 31	June 30	September 30	December 31

Net revenues:
EDC licenses and services	$1,418	$1,083	$—	$—
Services	16,108	16,215	15,969	16,363
Site support	6,260	6,878	6,757	6,772

Total net revenues	23,786	24,176	22,726	23,135

Costs of revenues:
Cost of EDC licenses and services	466	397	—	—
Cost of services	7,693	7,671	7,577	6,945
Cost of site support	3,635	3,470	3,418	3,021

Total costs of revenues	11,794	11,538	10,995	9,966

Gross margin	11,992	12,638	11,731	13,169
Operating income	3,340	4,844	4,709	5,020
Net income	2,070	2,548	2,819	3,250
Basic net income per share	$0.04	$0.05	$0.06	$0.07
Diluted net income per share	$0.04	$0.05	$0.06	$0.07

Basic and diluted net income per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly net income per share may not agree with the calculated full year net income per share.

SCHEDULE II

eResearchTechnology, Inc. and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
(In thousands)

	Balance				Balance
	Beginning of	Charges to	Deductions		End
	Period	Expense	from Reserve		of Period

December 31, 2007	$553	$30	$30	(a)	$553
December 31, 2008	$553	$169	$27	(a)	$695
December 31, 2009	$695	$215	$362	(a)	$548

(a)	Write-off of individual accounts receivable.