Form 10-Q
period 2010-03-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2010-05-07
CIK 1026650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
The number of shares of Common Stock, $.01 par value, outstanding as of April 23, 2010, was 48,801,401.

eResearchTechnology, Inc. and Subsidiaries
INDEX

Page

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets-December 31, 2009 and March 31, 2010 (unaudited)	3

Consolidated Statements of Operations (unaudited)—Three months Ended March 31, 2009 and 2010	4

Consolidated Statements of Cash Flows (unaudited)—Three months Ended March 31, 2009 and 2010	5

Notes to Consolidated Financial Statements (unaudited)	6-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

Part II. Other Information

Item 6. Exhibits	26

Signatures	27

Exhibit Index	28

Exhibit 10.9
Exhibit 10.10
Exhibit 10.13
Exhibit 10.42
Exhibit 10.46
Exhibit 10.49
Exhibit 10.50
Exhibit 10.51
Exhibit 10.56
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part 1. Financial Information
Item 1. Financial Statements
eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	December 31, 2009	March 31, 2010

Assets
Current Assets:
Cash and cash equivalents	$68,979	$72,175
Short-term investments	9,782	7,065
Investment in marketable securities	1,026	1,317
Accounts receivable, less allowance for doubtful accounts of $548 and $510, respectively	16,579	15,309
Prepaid income taxes	2,698	2,563
Prepaid expenses and other	3,308	4,569
Deferred income taxes	1,649	1,547

Total current assets	104,021	104,545
Property and equipment, net	24,205	25,096
Goodwill	34,676	34,711
Intangible assets	1,607	1,493
Other assets	352	353

Total assets	$164,861	$166,198

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,007	$3,085
Accrued expenses	5,990	6,803
Income taxes payable	346	—
Deferred revenues	11,728	11,167

Total current liabilities	21,071	21,055

Deferred rent	2,357	2,299
Deferred income taxes	2,502	2,387
Other liabilities	1,259	1,138

Total liabilities	27,189	26,879

Commitments and contingencies

Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 60,189,235 and 60,380,142 shares issued, respectively	602	604
Additional paid-in capital	97,367	98,048
Accumulated other comprehensive loss	(1,580)	(2,368)
Retained earnings	121,166	122,918
Treasury stock, 11,589,603 shares at cost	(79,883)	(79,883)

Total stockholders’ equity	137,672	139,319

Total liabilities and stockholders’ equity	$164,861	$166,198

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2009	2010
Net revenues:
Services	$16,108	$14,835
Site support	6,260	7,033
EDC licenses and services	1,418	—

Total net revenues	23,786	21,868

Costs of revenues:
Cost of services	7,693	7,311
Cost of site support	3,635	2,799
Cost of EDC licenses and services	466	—

Total costs of revenues	11,794	10,110

Gross margin	11,992	11,758

Operating expenses:
Selling and marketing	3,426	3,408
General and administrative	4,077	4,745
Research and development	1,149	858

Total operating expenses	8,652	9,011

Operating income	3,340	2,747
Other income, net	116	100

Income before income taxes	3,456	2,847
Income tax provision	1,386	1,095

Net income	$2,070	$1,752

Net income per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

Shares used in computing net income per share:
Basic	50,879	48,675
Diluted	51,164	48,845
The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2010
Operating activities:
Net income	$2,070	$1,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,404	2,624
Cost of sales of equipment	7	1
Provision for uncollectible accounts	105	—
Share-based compensation	901	605
Deferred income taxes	111	(160)
Changes in operating assets and liabilities:
Accounts receivable	7,331	1,033
Prepaid expenses and other	(459)	(1,341)
Accounts payable	143	539
Accrued expenses	(2,194)	920
Income taxes	(1,601)	(193)
Deferred revenues	(858)	(368)
Deferred rent	107	(145)

Net cash provided by operating activities	9,067	5,267

Investing activities:
Purchases of property and equipment	(1,613)	(3,852)
Purchases of investments	—	(999)
Proceeds from sales of investments	—	3,716
Payments for acquisition	—	(203)

Net cash used in investing activities	(1,613)	(1,338)

Financing activities:
Repayment of capital lease obligations	(43)	—
Proceeds from exercise of stock options	59	51
Stock option income tax benefit	38	6
Repurchase of common stock for treasury	(8,190)	—

Net cash (used in) provided by financing activities	(8,136)	57

Effect of exchange rate changes on cash	(176)	(790)

Net (decrease) increase in cash and cash equivalents	(858)	3,196
Cash and cash equivalents, beginning of period	66,376	68,979

Cash and cash equivalents, end of period	$65,518	$72,175

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company,” “ERT” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) and in this Form 10-Q. Subsequent events have been evaluated for disclosure and recognition.
Recent Developments
On April 29, 2010, we announced an acquisition — see Note 14.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of ERT and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We consider our business to consist of one segment as this represents management’s view of our operations.
Reclassifications
The consolidated financial statements for prior periods have been reclassified to conform to the current period’s presentation. In particular, the revenue and cost of revenue of our former EDC operations, which we sold on June 23, 2009 (see Note 6), have been reclassified from the licenses and services categories to the EDC category on the consolidated statements of operations for all periods presented. Additionally, the remaining revenues and costs of sales in licenses, related to cardiac safety reporting and electronic patient reported outcomes (ePRO), were reclassified to the services category on the consolidated statements of operations for all periods presented.
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
Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the pharmaceutical, biotechnology and medical device industries. For the three months ended March 31, 2009 and 2010, one client accounted for approximately 16% and 19% of net revenues, respectively. The loss of this client could have a material adverse effect on our operations. We maintain reserves for potential credit losses. Such losses, in the aggregate, have not historically exceeded management’s estimates.
Cash and Cash Equivalents
We consider cash on deposit and in overnight investments and investments in money market funds with financial institutions to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds. At December 31, 2009 and March 31, 2010, approximately $13.9 million and $14.7 million, respectively, was held by our UK subsidiary.
Short-term Investments and Investments in Marketable Securities
At March 31, 2010, short-term investments consisted of investments in municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates and maturities of less than one year, A1P1 rated commercial bonds and paper and an auction rate security issued by a government-sponsored agency while marketable securities consisted of common stock received from the buyer of certain assets of our EDC operations. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. We classified our short-term investments and investment in marketable securities at December 31, 2009 and March 31, 2010 as available-for-sale. At December 31, 2009 and March 31, 2010, unrealized gains and losses were immaterial. Realized gains and losses during the three months ended March 31, 2009 and 2010 were immaterial. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification.

The following summarizes the short-term investments at December 31, 2009 and March 31, 2010 (in thousands):

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized cost	Gains	Losses	Fair Value
Municipal securities	$6,764	$—	$(2)	$6,762
Corporate debt securities	1,769	1	—	1,770
Bonds of government sponsored agencies	1,250	—	—	1,250

Total short-term investments as of December 31, 2009	$9,783	$1	$(2)	$9,782

	March 31, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized cost	Gains	Losses	Fair Value
Municipal securities	$6,062	$—	$(4)	$6,058
Corporate debt securities	1,009	—	(2)	1,007

Total short-term investments as of March 31, 2010	$7,071	$—	$(6)	$7,065

Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three years for computer and other equipment, two to four years for cardiac safety rental equipment, five years for furniture and fixtures and three to five years for system development costs. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Depreciation expense was $2.4 million and $1.6 million for the three months ended March 31, 2009 and 2010, respectively.
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
Amortization of capitalized software development costs is charged to costs of revenues. Amortization of capitalized software development costs was $0.9 million for each of the three-month periods ended March 31, 2009 and 2010. For the three-month periods ended March 31, 2009 and 2010, we capitalized $0.5 million and $1.2 million, respectively, of software development costs primarily related to EXPERT, ePRO and other internal-use software development. As of March 31, 2010, $3.6 million of capitalized costs have not yet been placed in service and are therefore not being amortized.
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
The gross cost for cardiac safety equipment was $37.3 million and $38.0 million at December 31, 2009 and March 31, 2010, respectively. The accumulated depreciation for cardiac safety equipment was $30.9 million at December 31, 2009 and March 31, 2010.

Goodwill
The carrying value of goodwill was $34.7 million as of December 31, 2009 and March 31, 2010. During the first three months of 2010, goodwill increased less than $0.1 million due to contingent payments related to the CCSS acquisition. Contingent payments of less than $0.1 million are included in accrued expenses at March 31, 2010. See Note 4 for additional disclosure regarding the CCSS acquisition. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2009 or during the three months ended March 31, 2010.
When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.
Long-lived Assets
When events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during either of the three-month periods ended March 31, 2009 or March 31, 2010.
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
Stock-Based Compensation
Accounting for Stock-Based Compensation
Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The aggregate share-based compensation expense recorded in the Consolidated Statements of Operations for the three months ended March 31, 2009 and March 31, 2010 was $0.9 million and $0.6 million, respectively.
Valuation Assumptions for Options Granted
The fair value of each stock option granted during the three months ended March 31, 2009 and 2010 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table.

	2009	2010
Risk-free interest rate	1.33%	2.42%
Expected life	3.5 years	3.8 years
Expected volatility	63.97%	61.85%
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. The above assumptions were used to determine the weighted-average per share fair value of $2.13 and $2.89 for stock options granted during the first three months of 2009 and 2010, respectively.
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

In May 2003, the stockholders approved a new stock option plan (the “2003 Plan”) that authorized the grant of both incentive and non-qualified options to acquire shares of our common stock and provided for an annual option grant of 10,000 shares to each outside director. The Compensation Committee of our Board of Directors determines or makes recommendations to our Board of Directors regarding the recipients of option grants, the exercise price and other terms of the options under the 2003 Plan. The exercise price of incentive stock options may not be set below the market value of the common stock on the grant date. Incentive stock options under the 2003 Plan expire ten years from the grant date, or at the end of such shorter period as may be designated by the Compensation Committee, and are exercisable in accordance with vesting provisions set by the Compensation Committee, which generally are over four years. In accordance with the terms of the 2003 Plan, there are a total of 7,318,625 shares reserved for issuance under the 2003 Plan and there were 1,462,853 shares available for grant as of March 31, 2010.
On April 26, 2007, the stockholders approved the adoption of the Company’s Amended and Restated 2003 Equity Incentive Plan (the “2003 Equity Plan”) which included prohibition on repricing of any stock options granted under the Plan unless the stockholders approve such repricing and permitted awards of stock appreciation rights, restricted stock, long term performance awards and performance shares in addition to grants of stock options. On April 29, 2009 the Board of Directors approved a revised amendment to the Plan that provides for the inclusion of restricted stock units in addition to the other equity-based awards authorized thereunder and eliminated the fixed option grants to outside directors. Restricted stock was granted for the first time in the first quarter of 2010 which is being recorded as compensation expense over the four-year vesting period.
Information regarding the stock option and equity incentive plans for the three months ended March 31, 2010 is as follows:

			Remaining
		Weighted	Contractual	Intrinsic
		Average	Term	Value
Share Options	Shares	Exercise Price	(in years)	(in thousands)
Outstanding as of January 1, 2010	4,406,606	$9.62
Granted	672,658	6.05
Exercised	(13,588)	3.80
Cancelled/forfeited	(36,887)	8.78

Outstanding as of March 31, 2010	5,028,789	$9.17	4.9	$4,538

Options exercisable or expected to vest at March 31, 2010	4,147,586	$9.78	4.5	$3,693

Options exercisable at March 31, 2010	3,036,121	$10.75	4.1	$2,180

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Outstanding as of January 1, 2010	—	$—
Granted	177,319	6.05
Exercised	—	—
Cancelled/forfeited	—	—

Outstanding as of March 31, 2010	177,319	$6.05

The aggregate intrinsic value in the share options table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the first quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended March 31, 2009 and 2010 was $0.1 million and less than $0.1 million, respectively.
As of March 31, 2010, 3,036,121 options with a weighted average exercise price of $10.75 per share were exercisable under the 1996 Plan and the 2003 Plan.
As of March 31, 2010, there was $6.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options and restricted stock awards) granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Tax Effect Related to Stock-based Compensation Expense
Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the consolidated statement of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our Consolidated Statement of Operations for each of the three-month periods ended March 31, 2009 and 2010 related to stock-based compensation expense was approximately $0.1 million.
Note 3. Fair Value of Financial Instruments
A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Fair value is based upon an exit price model.
We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. Available-for-sale securities as of March 31, 2010 consisted of an auction rate security, or ARS, issued by a municipality, short-term investments in municipal securities, bonds of government sponsored agencies, A1P1 rated commercial bonds and paper, and marketable securities received from the buyer of certain assets of our EDC operations. Available-for-sale securities are included in short-term investments in our consolidated balance sheets with the exception of the marketable securities. The marketable securities, which are priced at a discount due to a restriction on trading that remains in effect until June 23, 2010, are included in investments in marketable securities in our consolidated balance sheets. The discount on the marketable securities is valued using an option pricing model and takes into consideration multiple inputs including quoted prices of the securities, volatility factors and discount rates. The three levels of the fair value hierarchy are described below:
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

The following tables represent our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2009 and March 31, 2010 (in thousands):

	Fair Value Measurements at December 31, 2009
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$68,979	$68,979	$—	$—
Municipal securities	6,762	6,712	—	50
Corporate debt securities	1,770	1,770	—	—
Bonds of government sponsored agencies	1,250	1,250	—	—
Marketable securities	1,026	—	1,026	—

Total	$79,787	$78,711	$1,026	$50

	Fair Value Measurements at March 31, 2010
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$72,175	$72,175	$—	$—
Municipal securities	6,058	6,008	—	50
Corporate debt securities	1,007	1,007	—	—
Marketable securities	1,317	—	1,317	—

Total	$80,557	$79,190	$1,317	$50

Note 4. Business Combination
On November 28, 2007, we completed the acquisition of Covance Cardiac Safety Services, Inc. (CCSS) from Covance Inc. (Covance). Under the terms of the Purchase Agreement, we purchased all of the outstanding shares of capital stock of CCSS in consideration of an upfront cash payment of $35.2 million plus additional cash payments of up to approximately $14.0 million. We fully integrated the operations of CCSS into our existing operations in the quarter ended September 30, 2008. We did so by merging CCSS’s Reno, Nevada based operations into our existing operations and closing the operations in Reno. The following table sets forth the activity and balance of our accrued liability relating to lease costs associated with the closing of CCSS operations, which is included in “Accrued expenses” and “Other liabilities” on our Consolidated Balance Sheets (in thousands):

Lease
Liability
Balance at December 31, 2009	1,758
Cash payments	(121)

Balance at March 31, 2010	$1,637

Backlog is being amortized over three years on an accelerated basis. Customer relationships are being amortized over ten years using the straight-line method and technology was amortized over one year using the straight-line method.

Note 5. Intangible Assets
Amortization of intangible assets represents the amortization of the intangible assets from the CCSS acquisition. The gross and net carrying amounts of the acquired intangible assets as of December 31, 2009 and March 31, 2010 were as follows (in thousands):

	December 31, 2009
					Estimated
		Accumulated	Net Book		Useful Life
Description	Gross Value	Amortization	Value		(in years)
Backlog	$1,900	$1,643	$257	*	3
Customer Relationships	1,700	350	$1,350		10
Technology	400	400	$—		1

Total	$4,000	$2,393	$1,607

	March 31, 2010
					Estimated
		Accumulated	Net Book		Useful Life
Description	Gross Value	Amortization	Value		(in years)
Backlog	$1,900	$1,715	$185	*	3
Customer Relationships	1,700	392	$1,308		10
Technology	400	400	$—		1

Total	$4,000	$2,507	$1,493

*	The backlog is being amortized over three years on an accelerated basis.
The related amortization expense reflected in our consolidated statements of operations for the three months ended March 31, 2009 and 2010 was $137 and $114, respectively.
Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31 (the 2010 amount represents the amortization expense to be recognized over the last nine months of the year (in thousands)):

Amortization of
Intangible
Years ending December 31,	Assets
2010	$317
2011	170
2012	170
2013	170
2014	170
Thereafter	496

Total	$1,493

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Net		Per Share
Three Months Ended March 31,	Income	Shares	Amount
2009

Basic net income	$2,070	50,879	$0.04
Effect of dilutive shares	—	285	—

Diluted net income	$2,070	51,164	$0.04

2010

Basic net income	$1,752	48,675	$0.04
Effect of dilutive shares	—	170	—

Diluted net income	$1,752	48,845	$0.04

In computing diluted net income per share, options to purchase 3,083,000 and 2,969,000 shares of common stock were excluded from the computations for the three months ended March 31, 2009 and 2010, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.
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

	Three Months Ended March 31,
	2009	2010

Net income	$2,070	$1,752

Other comprehensive income:
Change in unrealized losses on marketable securities	—	189
Currency translation adjustment	(232)	(977)

Comprehensive income, net of tax	$1,838	$964

Note 8. Recent Accounting Pronouncements
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

In January 2010, the FASB issued Accounting Standard Update 2010-06 which will require reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Except for the detailed Level 3 roll forward disclosures, we adopted this standard effective January 1, 2010. The adoption of this aspect of the accounting standard did not have any impact on our consolidated financial statements. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair-value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. We are evaluating the potential impact of these requirements on our consolidated financial statements.
Note 9. Income Taxes
At December 31, 2009, we had $0.2 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2010, we had $0.2 million of unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. We recognized a $0.1 million tax benefit related to the reversal of a tax accrual for a previously uncertain tax position in the three months ended March 31, 2009 as a result of a lapse of the applicable statute of limitations.
Our effective income tax rate was 40.1% and 38.5% for the three months ended March 31, 2009 and 2010, respectively.
Note 10. Related Party Transactions
Our Chairman, Dr. Morganroth, is a cardiologist who, through his wholly-owned professional corporation, provides medical professional services to the Company and receives consulting fees as an independent contractor. Additionally, beginning in January 2007, we entered into an arrangement with Dr. Morganroth’s professional corporation, relating to Dr. Morganroth’s initiation of an ERT consulting practice through the transition of his historic consulting services to us. Our Executive Vice President and Chief Medical Officer is responsible for assigning the consulting work to internal and external resources based upon the requirements of the engagement. In return, Dr. Morganroth’s professional corporation receives a percentage fee of 80% of the net amounts we bill for Dr. Morganroth’s services to our customers. Beginning in March 2010, we entered into a new arrangement with Dr. Morganroth’s professional corporation which eliminated the consulting fees other than the percentage fees. We recorded revenues in connection with services billed to customers under this consulting arrangement of approximately $0.4 million and $0.3 million in the three months ended March 31, 2009 and 2010, respectively. We incurred percentage fees under this consulting arrangement of approximately $0.3 million in each of the three month periods ended March 31, 2009 and 2010. Total amounts payable incurred under this consulting arrangement, including consulting fees and the percentage fees, approximated $0.4 million and $0.3 million in the three months ended March 31, 2009 and 2010, respectively. At December 31, 2009 and March 31, 2010, we owed $0.1 million to the professional corporation in connection with this consulting agreement, which is included in accounts payable.
Note 11. Commitments and Contingencies
We have a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 Interactive Voice Response (IVR) clinical assessments offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of March 31, 2010, we paid HTS $1.5 million for the license and $1.0 million in advanced payments against future royalties. As of March 31, 2010, HTS earned royalties of $0.2 million, which were offset against these advanced payments. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. Any royalties earned by HTS will be applied against these payments. All future payments to HTS will be solely based on royalty payments based on revenues received from ePRO™ sales.
On November 28, 2007, we completed the acquisition of CCSS. Under the terms of the purchase agreement, we purchased all of the outstanding shares of capital stock of CCSS in consideration of an upfront cash payment of $35.2 million plus additional cash payments of up to approximately $14.0 million, based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. Through March 31, 2010, Covance earned $5.3 million of this contingent amount with $0.1 million earned during the three months ended March 31, 2010. At March 31, 2010, less than $0.1 million of the contingent amount earned remained to be paid to Covance, which we recorded in accounts payable. These contingent payments increased goodwill by $5.3 million. The acquisition included a marketing agreement under which Covance is obligated to use us as its provider of centralized cardiac safety solutions, and to offer these solutions to Covance’s clients, on an exclusive basis, for a 10-year period, subject to certain exceptions. We expense payments to Covance based upon a portion of the revenues we receive during each calendar year of the 10-year term that are based primarily on referrals made by Covance under the agreement. The agreement does not restrict our continuing collaboration with our other key CRO, Phase I units, Academic Research Centers and other strategic partners.

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
Geographic information is as follows (in thousands of dollars):

	Three Months Ended March 31, 2009
	North
	America	Europe	Total
Service revenues	$13,886	$2,222	$16,108
Site support revenues	4,443	1,817	6,260
EDC licenses and services revenues	1,418	—	1,418

Net revenues from external customers	$19,747	$4,039	$23,786

Operating income	$2,985	$355	$3,340
Long-lived assets	$23,881	$3,224	$27,105
Total assets	$141,334	$16,933	$158,267

	Three Months Ended March 31, 2010
	North
	America	Europe	Total
Service revenues	$9,944	$4,891	$14,835
Site support revenues	4,773	2,260	7,033
EDC licenses and services revenues	—	—	—

Net revenues from external customers	$14,717	$7,151	$21,868

Operating income	$750	$1,997	$2,747
Long-lived assets	$21,348	$3,748	$25,096
Total assets	$144,208	$21,990	$166,198
Note 13. Stock Repurchase
Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.0 million shares remain to be purchased as of March 31, 2010. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. During the three months ended March 31, 2009, we purchased 1,965,452 shares of our common stock at a cost of $10.0 million. We did not purchase any shares during the three months ended March 31, 2010.
Note 14. Subsequent Event
On April 29, 2010, we announced that we agreed to acquire the research services division of CareFusion Corporation (CRS). CRS is a leading provider of respiratory diagnostics services and manufacturer of diagnostic devices and also offers cardiac safety and ePRO services. We expect the transaction to close in June 2010 pending satisfaction of customary closing conditions. No stockholder approvals are required.
We will pay $81 million in cash for CRS, subject to closing balance sheet adjustments. We will finance the transaction through a combination of existing cash and debt. As of March 31, 2010, we had $79 million in cash and we have obtained a commitment for a new $40 million revolving credit facility through Citizens Bank of Pennsylvania. We anticipate drawing down approximately $20 million of this facility to fund this purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to our operations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “are confident,” “estimate,” “expect,” “will be,” “will continue,” “will likely result,” “project,” “intend,” “plan,” “believe,” “look to” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.
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
Overview
eResearchTechnology, Inc. (ERT™), a Delaware corporation, was founded in 1977 to provide Cardiac Safety solutions to evaluate the safety of new drugs. ERT and its consolidated subsidiaries collectively are referred to as the “Company” or “we.” We provide technology and service solutions that enable the pharmaceutical, biotechnology and medical device industries to collect, interpret and distribute cardiac safety and clinical data more efficiently. We are a market leader in providing centralized electrocardiographic solutions (Cardiac Safety solutions) and a provider of technology solutions that streamline the clinical trials process by enabling our clients to evolve from traditional, paper-based methods to electronic processing using our electronic patient reported outcomes (ERT ePRO™) solutions.
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

We offer the following products and services on a global basis: —
Cardiac Safety. Cardiac Safety solutions, including our EXPERT® technology platform, provide for workflow-enabled cardiac safety data collection, interpretation and distribution of electrocardiographic (ECG) data and images as well as for analysis and cardiologist interpretation of ECGs performed on research subjects in connection with our clients’ clinical trials. EXPERT® is designed specifically to address global regulatory guidance and technical standards for digital ECG processing to include digital collection, waveform measurements and annotations, review and output to the regulatory standard file format. Also included in Cardiac Safety solutions is FDA XML delivery, which provides for the delivery of ECGs in a format compliant with the United States Food and Drug Administration’s XML standard for digital ECGs. We also provide ECG equipment through rental and sales to clients to perform the ECG recordings and give them means to send such recordings to us. Our portal product, MyStudy Portal, provides sponsors and investigator sites with the ability to order supplies, gain real time reports and respond to queries via a secure web portal in lieu of less efficient means such as faxing and telephone calls.
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
ePRO. Our ePRO solution is an Interactive Voice Response (IVR) system that allows subjects to easily and quickly report data for a clinical trial. Because it can be accessed from a standard phone, our ePRO system is cost effective while being extremely scalable and suitable from Phase I through Phase IV. Diaries, screening, recruitment and all clinical assessments can be completed directly by the subject without requiring clinician involvement.
Project Assurance. We provide a full spectrum of consulting services for all of our products that augment the study management and implementation efforts of clients in support of their clinical research requirements.
Our services revenues consist primarily of our services offered under our Cardiac Safety and, to a lesser extent, ePRO solutions that we provide on a fee for services basis and are recognized as the services are performed. We also provide Cardiac Safety consulting services on a time and materials basis and recognize revenues as we perform the services. Site support revenues, consisting of cardiac safety equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period.
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
Our former electronic data capture (EDC) operations were included in EDC licenses and services revenue and include license revenue, technology consulting and training services and software maintenance services. We recognized up-front license fee revenues under the residual method when a formal agreement existed, delivery of the software and related documentation occurred, collectability was probable and the license fee was fixed or determinable. We recognized monthly and annual term license fee revenues over the term of the arrangement. Hosting service fees were recognized evenly over the term of the service. We recognized revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which was typically twelve months. We provided consulting and training services on a time and materials basis and recognized revenues as we performed the services.

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
We conduct our operations through offices in the United States (U.S.) and the United Kingdom (UK). Our international net revenues represented approximately 17% and 33% of total net revenues for the three months ended March 31, 2009 and 2010, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology which equalizes gross margins for each legal entity based upon its respective direct revenue or direct costs, as determined by the relevant revenue source. Through September 30, 2009, we calculated our transfer pricing for Cardiac Safety services using a profit split methodology based on cost. After reviewing the transfer pricing methodology, management decided to modify its application of the profit split methodology for Cardiac Safety services to allocate costs based on revenue beginning in 2009. This has resulted in an increase in revenue attributed to the UK beginning in the fourth quarter of 2009.
On April 29, 2010, we announced that we agreed to acquire the research services division of CareFusion Corporation (CRS). CRS is a leading provider of respiratory diagnostics services and manufacturer of diagnostic devices and also offers cardiac safety and ePRO services. We expect the transaction to close in June 2010 pending satisfaction of customary closing conditions. No stockholder approvals are required.
We will pay $81 million in cash for CRS, subject to closing balance sheet adjustments. We will finance the transaction through a combination of existing cash and debt. As of March 31, 2010, we had $79 million in cash and we have obtained a commitment for a new $40 million revolving credit facility through Citizens Bank of Pennsylvania. We anticipate drawing down approximately $20 million of this facility to fund this purchase. The line has a 3-year term and annual interest rates based upon LIBOR plus a margin of 1.00% to 1.75% based upon a total leverage ratio and unused commitment fees of 0.10% to 0.20% based upon the same total leverage ratio. Financial covenants include maximum total senior funded debt to earnings before interest, income taxes, depreciation and amortization (EBITDA) of 2.0 and minimum debt service coverage ratio of 1.5.
We believe this is a transformative acquisition for us, combining two common product lines between the companies with two new product lines from CRS. CRS offers two services, cardiac safety and ePRO, that are complementary to those offered by ERT currently. CRS is also a leading provider of respiratory diagnostic services and a leading manufacturer of respiratory diagnostic devices. This transaction delivers on our stated strategy to leverage our leadership position in cardiac safety and our expertise as a service and technology provider to more broadly support the remote collection, interpretation and delivery of clinical efficacy and safety information critical for all phases of clinical research. It will also provide support to leverage our core expertise into the larger healthcare market. It is a natural and complementary strategic fit for us.
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

Results of Operations
Executive Overview
Net revenues were $21.9 million for the first quarter of 2010, a decrease of $1.9 million or 8.1% from $23.8 million in the first quarter of 2009, with $1.4 million of that decline consisting of EDC revenue in the first quarter of 2009 for which we had no corresponding revenue in 2010. In addition, Thorough QT revenue declined significantly in this period. Offsetting these revenue decreases were increases in routine revenues, site support, and ePRO revenue, which we believe are positive trends going into the second quarter.
Gross margin percentage was 53.8% in the first quarter of 2010 compared to 50.4% in the first quarter of 2009. The increase in gross margin percentage was driven primarily by increased margins for site support. Our gross margin on site support was 60.2% for the first quarter, up both sequentially and year over year due to lower depreciation as a portion of our older, more expensive ECG equipment has become fully depreciated. In addition, we have more equipment out in the field which is contributing a higher level of revenue. The gross margin percentage for services decreased to 50.7% in the first quarter of 2010 from 52.2% in the first quarter of 2009 due to a decrease in volume and the impact of single digit percentage price decreases. The increase in total gross margin percentage is also a testament to some of the operational changes and efficiencies that we have implemented over the past year.
Operating income for the first quarter of 2010 was $2.7 million or 12.6% of total net revenues compared to $3.3 million or 14.0% of total net revenues in the first quarter of 2009. Operating income for the first quarter of 2010 was negatively impacted by a $687,000 increase in legal and accounting costs resulting from activities associated with the recently announced pending acquisition of CRS, which reduced our operating margin by approximately 3.1%. Our effective income tax rate for the first quarter of 2010 was 38.5% compared to 40.1% in the first quarter of 2009.
Net income for the first quarter of 2010 was $1.8 million, or $0.04 per diluted share, compared to $2.1 million, or $0.04 per diluted share, in the first quarter of 2009.
In the quarter we announced our new Centralized Cardiac Safety 2.0. This is a continued step in our focus on increasing centralization that we have discussed several times on these calls. As part of this new service, we announced the introduction of ELI PC under exclusive license from Mortara Instrument. This small hand-held ECG collection device will make it easier for companies to adopt centralization, especially in long-term Phase II and Phase III trials. It will also help accelerate trial timelines by reducing queries and speeding up time to database lock. Clients are reacting very well to the concepts of Centralization 2.0 as they see the opportunities to get better science for lower costs.

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended March 31,
	2009	2010
Net revenues:
Services	67.7%	67.8%
Site support	26.3	32.2
EDC licenses and services	6.0	—

Total net revenues	100.0	100.0

Costs of revenues:
Cost of services	32.3	33.4
Cost of site support	15.3	12.8
Cost of EDC licenses and services	2.0	—

Total costs of revenues	49.6	46.2

Gross margin	50.4	53.8

Operating expenses:
Selling and marketing	14.4	15.6
General and administrative	17.2	21.7
Research and development	4.8	3.9

Total operating expenses	36.4	41.2

Operating income	14.0	12.6
Other income (expense), net	0.5	0.4

Income before income taxes	14.5	13.0
Income tax provision	5.8	5.0

Net income	8.7%	8.0%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2010.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Three Months Ended March 31,
	2009	2010	Increase (Decrease)
Services:
Net revenues	$16,108	$14,835	$(1,273)	(7.9%)
Costs of revenues	7,693	7,311	(382)	(5.0%)

Gross margin	$8,415	$7,524	$(891)	(10.6%)

Site support:
Net revenues	$6,260	$7,033	$773	12.3%
Costs of revenues	3,635	2,799	(836)	(23.0%)

Gross margin	$2,625	$4,234	$1,609	61.3%

EDC licenses and services:
Net revenues	$1,418	$—	$(1,418)	(100.0%)
Costs of revenues	466	—	(466)	(100.0%)

Gross margin	$952	$—	$(952)	(100.0%)

Total
Net revenues	$23,786	$21,868	$(1,918)	(8.1%)
Costs of revenues	11,794	10,110	(1,684)	(14.3%)

Gross margin	11,992	11,758	(234)	(2.0%)

Operating expenses:
Selling and marketing	3,426	3,408	(18)	(0.5%)
General and administrative	4,077	4,745	668	16.4%
Research and development	1,149	858	(291)	(25.3%)

Total operating expenses	8,652	9,011	359	4.1%

Operating income	3,340	2,747	(593)	(17.8%)
Other income (expense), net	116	100	(16)	(13.8%)

Income before income taxes	3,456	2,847	(609)	(17.6%)
Income tax provision	1,386	1,095	(291)	(21.0%)

Net income	$2,070	$1,752	$(318)	(15.4%)

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended March 31,
	2009	2010	Increase (Decrease)
Cost of services	47.8%	49.3%	1.5%
Cost of site support	58.1%	39.8%	(18.3%)
Cost of EDC licenses and services	32.9%	N/A	N/A
Total costs of revenues	49.6%	46.2%	(3.4%)

Operating expenses:
Selling and marketing	14.4%	15.6%	1.2%
General and administrative	17.2%	21.7%	4.5%
Research and development	4.8%	3.9%	(0.9%)

EDC
On June 23, 2009, we completed the sale of certain assets relating to our EDC operations.
Revenues
The decrease in services revenues was primarily due to a $0.9 million reduction in transaction revenue related to lower volume of transactions performed in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. There was also a decrease in average revenue per transaction that was largely due to certain lower transaction prices which resulted in a decrease in revenue of approximately $0.7 million. Project management fees decreased $0.3 million, consistent with the decreased Cardiac Safety activity. These decreases were partially offset by a number of revenue increases totaling $0.6 million, primarily from our ePRO operations.
Site support revenues increased primarily due to $0.4 million associated with an increase in the number of units rented in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 and $0.3 million attributable to increases in average rental per unit.
Costs of Revenues
The decrease in the cost of services was primarily due to a $0.4 million reduction in labor costs as a result of efficiency initiatives realized in the latter part of 2009. Additionally, depreciation expense decreased by $0.2 million as computer equipment purchased for the development and implementation of the EXPERT® 2 technology platform has become fully depreciated. Partially offsetting these decreases are increases in telephone, connectivity and variable incentive compensation expenses. The increase in the cost of services as a percentage of service revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
The decrease in the cost of site support, both in absolute terms and as a percentage of site support revenues, was primarily due to a $0.6 million decrease in depreciation expense as older, more expensive ECG equipment has become fully depreciated and a $0.1 million decrease in freight. Additional smaller decreases totaling $0.1 million occurred in labor, costs of equipment sold and other expenses.
Operating Expenses
The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $0.7 million of legal and accounting fees incurred related to transaction costs associated with our proposed acquisition of CRS. Additionally, consulting and software costs have each increased $0.1 million as a result of an information technology modernization and virtualization project started in late 2009 and continuing in 2010. Partially offsetting these increases are $0.2 million in lower share-based compensation expense resulting from the timing of grants to our directors. Director grants were made in the three months ended March 31, 2009, but the 2010 grants have been made in the three months ended June 30, 2010.
The decrease in research and development expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to a $0.2 million reduction in labor costs as a result of the sale of our former EDC operations in June 2009. The balance of the decrease is due to an increase in the capitalization of salaries and consultant fees associated with internal-use software development projects.
Our effective tax rate for the three months ended March 31, 2010 was 38.5% compared to 40.1% for the three months ended March 31, 2009. Through September 30, 2009, we calculated our transfer pricing for Cardiac Safety services using a profit split methodology based on cost. The profit split transfer pricing methodology was modified for Cardiac Safety services to allocate costs based on revenue instead of allocating revenue based on costs.
Liquidity and Capital Resources
At March 31, 2010, we had $79.2 million of cash, cash equivalents and short-term investments. We generally place our investments in highly-rated securities such as municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates and maturities of less than one year, and A1P1 rated commercial bonds and paper. Of the $79.2 million, $14.7 million is held by our UK subsidiary. Although a portion of our UK subsidiary’s current undistributed net earnings, as well as the future net earnings, will be permanently reinvested, we believe that this does not have a material impact on our overall liquidity.
For the three months ended March 31, 2010, our operations provided cash of $5.3 million, a decrease of $3.8 million compared to $9.1 million during the three months ended March 31, 2009. The decrease was primarily the result of a decrease in accounts receivable in the three months ended March 31, 2010 of $1.0 million as compared to $7.3 million in the three months ended March 31, 2009. The accounts receivable were reduced significantly during the three months ended March 31, 2009 as a result of focused collection efforts and a reduction in revenue which also contributed to a smaller decrease in accounts receivable in the three months ended March 31, 2010. Partially offsetting this negative impact on cash flow was a $0.9 million increase in accrued expenses in the three months ended March 31, 2010 as compared to a $2.2 million decrease in the three months ended March 31, 2009. The decrease in 2009 was largely the result of the payment of a greater amount in 2009 for variable incentive compensation related to the prior year’s results.

For the three months ended March 31, 2010, our investing activities used cash of $1.3 million as compared to $1.6 million during the three months ended March 31, 2009. Proceeds from sales of investments net of purchases were $2.7 million during the three months ended March 31, 2010 with no activity during the three months ended March 31, 2009.
During the three months ended March 31, 2010 and 2009, we capitalized $3.9 million and $1.6 million, respectively, of property and equipment. Included in property and equipment acquisitions is $1.2 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively, of internal use software. The balance of the change was primarily due to an increase in purchases of ECG equipment commensurate with the additional units rented in the three months ended March 31, 2010 as compared to the three month ended March 31, 2009.
For the three months ended March 31, 2010, our financing activities provided cash of $0.1 million as compared to an $8.1 million use of cash for the three months ended March 31, 2009. In the three months ended March 31, 2009, we repurchased $10.0 million of our common stock under our stock buy-back program, of which $1.8 million was recorded in accounts payable at March 31, 2009, with no corresponding expenditure in the three months ended March 31, 2010.
We have a line of credit arrangement with Wachovia Bank, National Association, a Wells Fargo Company, totaling $3.0 million which expires on June 1, 2010. To date, we have not borrowed any amounts under our line of credit. As of March 31, 2010, we had outstanding letters of credit of $0.5 million, which reduced our available borrowings under the line of credit to $2.5 million. We do not anticipate renewing this line of credit upon expiration.
We have commitments to purchase approximately $2.8 million of private label cardiac safety equipment from a manufacturer over a twelve-month period beginning upon completion of our user acceptance testing, which was completed in the first quarter of 2010. We expect to purchase this cardiac safety equipment in the normal course of business and thus this commitment does not represent a significant commitment above our expected purchases of ECG equipment during this period. As of March 31, 2010, approximately $0.2 million of equipment was purchased under the commitments; accordingly the balance of such commitments as of March 31, 2010 was $2.6 million.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Act of 2010 became law. We are currently evaluating the impact, if any, on our future operating results.
We expect that existing cash and cash equivalents, cash flows from operations and amounts to be made available under the $40 million credit facility as discussed above will be sufficient to meet our foreseeable cash needs for at least the next year, including the cost to complete the acquisition of CRS. We expect to close on the credit facility on or before the closing date of the acquisition. Should delays in closing on the credit facility occur or should the bank revoke its commitment, we would have to find alternative sources to fund any cash shortfall as of closing. The closing of the acquisition is not conditioned upon our having adequate funding sources. In the event we could not find alternative funding to make up any shortfall and could not close, we could be in breach of the purchase agreement with the seller. In addition, there may be acquisition and other growth opportunities that require additional external financing and we may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that any such acquisitions will occur or that such financing will be available or available on terms acceptable to us, particularly in view of current capital market uncertainty.
Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.0 million shares remain to be purchased as of March 31, 2010. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and investments and could also require us to seek additional external financing. During the three months ended March 31, 2009, we purchased 1,965,452 shares of our common stock at a cost of $10.0 million. No shares were purchased during the three months ended March 31, 2010.
On November 28, 2007, we completed the acquisition of CCSS from Covance Inc. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We may also pay contingent consideration of up to approximately $14.0 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through December 31, 2010. Through March 31, 2010, Covance earned $5.3 million of this contingent amount with $0.1 million earned during the three months ended March 31, 2010. At March 31, 2010, approximately $0.1 million of the contingent amount earned remained to be paid to Covance, which we recorded in accounts payable. These contingent payments increased goodwill by $5.3 million. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety solutions for a ten-year period, subject to certain exceptions, and we agreed to pay referral fees on certain revenues.
Inflation
We believe the effects of inflation and changing prices generally do not have a material effect on our consolidated results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary financial market risks include fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
We generally place our investments in highly-rated securities such as money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. The impact on interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents, short-term investments and log-term investments. See “Liquidity and Capital Resources” as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Management estimates that a 10% change in the exchange rate of the pound sterling would have impacted the reported operating income for the three months ended March 31, 2010 by approximately $0.2 million.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company (including our consolidated subsidiaries) in the reports we file with or submit to the Securities and Exchange Commission is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 6. Exhibits

10.9
Definitive Purchase Agreement between Blitz F10-acht-drei-fünf GmbH & Co. KG, an indirect wholly-owned subsidiary of eResearchTechnology, Inc., and CareFusion Germany 234 GmbH, an indirect wholly-owned subsidiary of CareFusion Corporation, dated April 29, 2010.

10.10	Reciprocal Guaranty between CareFusion Corporation, in favor of Blitz F10-acht-drei-fünf GmbH & Co. KG, and eResearchTechnology, Inc., in favor of CareFusion Germany 234 GmbH, dated April 29, 2010.

10.13	2010 Bonus Plan.*

10.42	Management Employment Agreement effective March 1, 2010 between Dr. Joel Morganroth and the Company.*

10.46	Consultant Agreement effective March 1, 2010 between Joel Morganroth, M.D., P.C. and the Company.*

10.49	Amendment to Management Employment Agreement effective March 17, 2010 between Michael McKelvey and the Company.*

10.50	Amendment to Management Employment Agreement effective March 17, 2010 between Jeffrey S. Litwin and the Company.*

10.51	Amendment to Management Employment Agreement effective March 17, 2010 between Amy Furlong and the Company.*

10.56	Amendment to Management Employment Agreement effective March 17, 2010 between Keith D. Schneck and the Company.*

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc. (Registrant)
Date: May 7, 2010	By:	/s/ Michael J. McKelvey
Michael J. McKelvey
President and Chief Executive Officer, (Principal executive officer)

Date: May 7, 2010	By:	/s/ Keith D. Schneck
Keith D. Schneck
Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.9
Definitive Purchase Agreement between Blitz F10-acht-drei-fünf GmbH & Co. KG, an indirect wholly-owned subsidiary of eResearchTechnology, Inc., and CareFusion Germany 234 GmbH, an indirect wholly-owned subsidiary of CareFusion Corporation, dated April 29, 2010.

10.10	Reciprocal Guaranty between CareFusion Corporation, in favor of Blitz F10-acht-drei-fünf GmbH & Co. KG, and eResearchTechnology, Inc., in favor of CareFusion Germany 234 GmbH, dated April 29, 2010.

10.13	2010 Bonus Plan.*

10.42	Management Employment Agreement effective March 1, 2010 between Dr. Joel Morganroth and the Company.*

10.46	Consultant Agreement effective March 1, 2010 between Joel Morganroth, M.D., P.C. and the Company.*

10.49	Amendment to Management Employment Agreement effective March 17, 2010 between Michael McKelvey and the Company.*

10.50	Amendment to Management Employment Agreement effective March 17, 2010 between Jeffrey S. Litwin and the Company.*

10.51	Amendment to Management Employment Agreement effective March 17, 2010 between Amy Furlong and the Company.*

10.56	Amendment to Management Employment Agreement effective March 17, 2010 between Keith D. Schneck and the Company.*

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement.