Form 10-Q
period 2010-06-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2010-08-09
CIK 1026650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
The number of shares of Common Stock, $.01 par value, outstanding as of July 23, 2010, was 48,854,517.

eResearchTechnology, Inc. and Subsidiaries

Part 1. Financial Information
Item 1. Financial Statements
eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	December 31, 2009	June 30, 2010

Assets
Current Assets:
Cash and cash equivalents	$68,979	$22,504
Short-term investments	9,782	50
Investment in marketable securities	1,026	972
Accounts receivable, less allowance for doubtful accounts of $548 and $507, respectively	16,579	31,670
Inventory	—	3,160
Prepaid income taxes	2,698	3,022
Prepaid expenses and other	3,308	6,498
Deferred income taxes	1,649	1,670

Total current assets	104,021	69,546
Property and equipment, net	24,205	38,261
Goodwill	34,676	71,990
Intangible assets	1,607	21,717
Other assets	352	337

Total assets	$164,861	$201,851

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,007	$6,843
Accrued expenses	5,990	13,055
Income taxes payable	346	—
Deferred revenues	11,728	12,174

Total current liabilities	21,071	32,072

Deferred rent	2,357	2,241
Deferred income taxes	2,502	2,765
Long-term debt	—	23,000
Other liabilities	1,259	2,256

Total liabilities	27,189	62,334

Commitments and contingencies

Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 60,189,235 and 60,444,045 shares issued, respectively	602	604
Additional paid-in capital	97,367	99,051
Accumulated other comprehensive loss	(1,580)	(3,999)
Retained earnings	121,166	123,744
Treasury stock, 11,589,603 shares at cost	(79,883)	(79,883)

Total stockholders’ equity	137,672	139,517

Total liabilities and stockholders’ equity	$164,861	$201,851

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Net revenues:
Services	$16,215	$18,697	$32,323	$33,532
Site support	6,878	10,399	13,138	17,432
EDC licenses and services	1,083	—	2,501	—

Total net revenues	24,176	29,096	47,962	50,964

Costs of revenues:
Cost of services	7,671	8,325	15,364	15,636
Cost of site support	3,470	4,957	7,105	7,756
Cost of EDC licenses and services	397	—	863	—

Total costs of revenues	11,538	13,282	23,332	23,392

Gross margin	12,638	15,814	24,630	27,572

Operating expenses:
Selling and marketing	3,274	3,941	6,700	7,349
General and administrative	3,527	9,753	7,604	14,498
Research and development	993	1,069	2,142	1,927

Total operating expenses	7,794	14,763	16,446	23,774

Operating income	4,844	1,051	8,184	3,798
Other (expense) income, net	(409)	396	(293)	496

Income before income taxes	4,435	1,447	7,891	4,294
Income tax provision	1,887	621	3,273	1,716

Net income	$2,548	$826	$4,618	$2,578

Net income per share:
Basic	$0.05	$0.02	$0.09	$0.05

Diluted	$0.05	$0.02	$0.09	$0.05

Shares used in computing net income per share:
Basic	48,866	48,831	49,872	48,753

Diluted	49,175	49,383	50,169	49,114

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2010
Operating activities:
Net income	$4,618	$2,578
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of EDC operations	(530)	—
Depreciation and amortization	6,620	6,307
Cost of sales of equipment	26	4
Provision for uncollectible accounts	210	—
Share-based compensation	1,515	1,425
Deferred income taxes	1,421	216
Changes in operating assets and liabilities:
Accounts receivable	11,987	(1,722)
Inventory	—	(436)
Prepaid expenses and other	(1,277)	(925)
Accounts payable	683	1,227
Accrued expenses	(3,447)	4,925
Income taxes	(4,602)	(1,120)
Deferred revenues	1,829	102
Deferred rent	(3)	(204)

Net cash provided by operating activities	19,050	12,377

Investing activities:
Purchases of property and equipment	(2,520)	(8,773)
Purchases of investments	—	(999)
Proceeds from sales of investments	—	10,731
Payment related to sale of EDC operations	(1,150)	—
Payments for acquisitions	(655)	(80,475)

Net cash used in investing activities	(4,325)	(79,516)

Financing activities:
Proceeds from long-term debt	—	23,000
Repayment of capital lease obligations	(43)	—
Proceeds from exercise of stock options	72	205
Stock option income tax benefit	62	12
Repurchase of common stock for treasury	(14,038)	—

Net cash (used in) provided by financing activities	(13,947)	23,217

Effect of exchange rate changes on cash	1,575	(2,553)

Net increase (decrease) in cash and cash equivalents	2,353	(46,475)
Cash and cash equivalents, beginning of period	66,376	68,979

Cash and cash equivalents, end of period	$68,729	$22,504

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company,” “ERT®” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) and in this Form 10-Q. Subsequent events have been evaluated for disclosure and recognition.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of ERT® and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We consider our business to consist of one segment which is providing technology and service solutions to collect, interpret and distribute diagnostic data principally used by the pharmaceutical industry as part of clinical drug trials.
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
Revenue Recognition
Our services revenues consist primarily of our services offered under our Cardiac Safety, Respiratory Services and, to a lesser extent, our electronic patient reported outcomes ( ePRO™) solutions that we provide on a fee for services basis and are recognized as the services are performed. We also provide Cardiac Safety and Respiratory consulting services on a time and materials basis and recognize revenues as we perform the services. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period.
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
Collectability is assessed based on a number of factors, including past transaction history with the client and the creditworthiness of the client. If it is determined that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash. Under a typical contract for services, clients pay us a portion of our fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination. Revenues are then recognized under service contracts as the services are performed.
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
Business Combinations
On May 28, 2010, we acquired Research Services Germany 234 GmbH (Research Services or RS), which was formed as a result of a demerger of CareFusion Germany 234 GmbH under German law which effectively divided CareFusion Germany 234 GmbH into RS and another entity. RS is comprised of the research services division of CareFusion Germany 234 GmbH and certain research operations of CareFusion Corporation (CareFusion). RS is a leading provider of respiratory diagnostics services and a manufacturer of diagnostic devices and also offers cardiac safety and ePRO services. We paid $83.2 million for RS after giving effect to preliminary closing balance sheet working capital adjustments of $2.2 million. The acquisition and related transaction costs was financed from our existing cash and a portion of the $23.0 million drawn from our new $40.0 million revolving credit facility through Citizens Bank of Pennsylvania. The credit facility was established on May 27, 2010. See Note 4 for additional disclosure on the RS acquisition and Note 7 for additional disclosure regarding the revolving credit facility. At June 30, 2010, we recorded in accounts payable $2.9 million due to CareFusion with respect to closing balance sheet working capital adjustments and acquisition-related professional fees. Subject to final review of the balance sheet adjustments, we expect to pay CareFusion in August 2010.
We allocated the purchase price to the tangible and intangible assets we acquired and liabilities we assumed based on their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.
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
Other estimates associated with the accounting for this acquisition may change as additional information becomes available regarding the assets we acquired and liabilities we assumed and are subject to final working capital adjustments.
For a discussion of how we allocated the purchase price of RS, see Note 4.
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
Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the pharmaceutical, biotechnology and medical device industries. For the six months ended June 30, 2009 and 2010, one client accounted for approximately 18% and 20% of net revenues, respectively. The loss of this client could have a material adverse effect on our operations. We maintain reserves for potential credit losses. Such losses, in the aggregate, have not historically exceeded management’s estimates.
Cash and Cash Equivalents
We consider cash on deposit and in overnight investments and investments in money market funds with financial institutions to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds. At December 31, 2009 and June 30, 2010, approximately $13.1 million and $8.2 million, respectively, was held by our UK subsidiary. At June 30, 2010, approximately $3.9 million was held by our German subsidiary.

Short-term Investments and Investments in Marketable Securities
At June 30, 2010, short-term investments consisted of an auction rate security issued by a municipality while marketable securities consisted of common stock received from the buyer of certain assets of our EDC operations. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. We classified our short-term investments and investment in marketable securities at December 31, 2009 and June 30, 2010 as available-for-sale. At December 31, 2009 and June 30, 2010, unrealized gains and losses were immaterial. Realized gains and losses during the six months ended June 30, 2009 and 2010 were immaterial. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification.
The following summarizes the short-term investments at December 31, 2009 and June 30, 2010 (in thousands):

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized cost	Gains	Losses	Fair Value
Municipal securities	$6,764	$—	$(2)	$6,762
Corporate debt securities	1,769	1	—	1,770
Bonds of government sponsored agencies	1,250	—	—	1,250

Total short-term investments as of December 31, 2009	$9,783	$1	$(2)	$9,782

	June 30, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized cost	Gains	Losses	Fair Value
Municipal securities	$50	$—	$—	$50

Total short-term investments as of June 30, 2010	$50	$—	$—	$50

Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three years for computer and other equipment, two to four years for rental equipment, five years for furniture and fixtures and three to five years for system development costs. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Depreciation expense was $2.3 million and $1.9 million for the three months ended June 30, 2009 and 2010, respectively, and $4.7 million and $3.6 million for the six months ended June 30, 2009 and 2010, respectively.
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
Amortization of capitalized software development costs is charged to costs of revenues. Amortization of capitalized software development costs was $0.8 million and $0.9 million for the three months ended June 30, 2009 and 2010, respectively, and $1.5 million and $1.8 million for the six months ended June 30, 2009 and 2010, respectively. For the six-month periods ended June 30, 2009 and 2010, we capitalized $1.2 million and $2.5 million, respectively, of software development costs. As of June 30, 2010, $4.3 million of capitalized costs have not yet been placed in service and are therefore not being amortized.
The largest component of property and equipment is rental equipment which is internally manufactured and also purchased from third parties. Our clients use the rental equipment to perform the ECG, respiratory and ePRO tests and collect and send the related data to us. Our clients use the respiratory diagnostic equipment to perform the centralized spirometry and pulmonary function recordings, and it also provides the means to send such recordings to us. We provide this equipment to clients primarily through rentals via cancellable agreements and, in some cases, through non-recourse equipment sales. The equipment rentals and sales are included in our services agreements with our clients and the decision to rent or buy equipment is made by our clients prior to the start of the study. The decision to buy rather than rent is usually predicated upon the economics to the client based upon the length of the study and the number of diagnostic tests to be performed each month. The longer the study and the fewer the number of tests performed, the more likely it is that the client may request to purchase equipment rather than rent. Regardless of whether the client rents or buys the equipment, we consider the resulting cash flow to be part of our operations and reflect it as such in our consolidated statements of cash flows.

Our services agreements contain multiple elements. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting. In doing so, we consider factors such as whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract value should be allocated among the deliverable elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding client acceptance are resolved and there are no client-negotiated refund or return rights affecting the revenue recognized for delivered elements.
The gross cost for rental equipment was $37.3 million and $51.2 million at December 31, 2009 and June 30, 2010, respectively. The accumulated depreciation for rental equipment was $30.9 and $32.2 million at December 31, 2009 and June 30, 2010, respectively. At December 31, 2009, rental equipment consisted solely of cardiac safety equipment, whereas at June 30, 2010, rental equipment included cardiac safety, respiratory and ePRO equipment.
Goodwill
The carrying value of goodwill was $34.7 million as of December 31, 2009 and $72.0 as of June 30, 2010. During the first six months of 2010, goodwill increased $37.3 million, of which $37.2 million was due to the acquisition of RS. See Note 4 for additional disclosure regarding the RS and Covance Cardiac Safety Services (CCSS) acquisitions. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2009 or during the six months ended June 30, 2010.
When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.
Long-lived Assets
When events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during either of the six-month periods ended June 30, 2009 or 2010.
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
Share-Based Compensation
Accounting for Share-Based Compensation
Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The aggregate share-based compensation expense recorded in the consolidated statements of operations for each of the three month periods ended June 30, 2009 and 2010 was $0.6 million. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the six months ended June 30, 2009 and 2010 was $1.5 million and $1.4 million, respectively.
Valuation Assumptions for Options Granted
The fair value of each stock option granted during the six months ended June 30, 2009 and 2010 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table.

	2009	2010
Risk-free interest rate	1.34%	2.44%
Expected life	3.5 years	3.8 years
Expected volatility	63.98%	61.73%
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. The above assumptions were used to determine the weighted-average per share fair value of $2.14 and $3.24 for stock options granted during the first six months of 2009 and 2010, respectively.

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
On April 26, 2007, the stockholders approved the adoption of the Company’s Amended and Restated 2003 Equity Incentive Plan (the “Amended 2003 Plan”) which included prohibition on repricing of any stock options granted under the Plan unless the stockholders approve such repricing and permitted awards of stock appreciation rights, restricted stock, long term performance awards and performance shares in addition to grants of stock options. On April 29, 2009 the Board of Directors approved a revised amendment to the Amended 2003 Plan that provides for the inclusion of restricted stock units in addition to the other equity-based awards authorized thereunder and eliminated the fixed option grants to outside directors. Restricted stock was granted for the first time in the first quarter of 2010 which is being recorded as compensation expense over the four-year vesting period. In accordance with the terms of the Amended 2003 Plan, there are a total of 7,318,625 shares reserved for issuance under the Amended 2003 Plan and there were 1,239,071 shares available for grant as of June 30, 2010.
Information regarding the stock option and equity incentive plans for the six months ended June 30, 2010 is as follows:

			Remaining
		Weighted	Contractual	Intrinsic
		Average	Term	Value
Share Options	Shares	Exercise Price	(in years)	(in thousands)
Outstanding as of January 1, 2010	4,406,606	$9.62
Granted	877,930	6.46
Exercised	(51,031)	4.03
Cancelled/forfeited	(44,837)	8.58

Outstanding as of June 30, 2010	5,188,668	$9.15	4.7	$7,153

Options exercisable or expected to vest at June 30, 2010	4,724,358	$9.36	4.6	$6,531

Options exercisable at June 30, 2010	3,095,675	$10.74	3.9	$3,285

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Outstanding as of January 1, 2010	—	$—
Granted	203,779	6.22
Exercised	—	—
Cancelled/forfeited	—	—

Outstanding as of June 30, 2010	203,779	$6.22

The aggregate intrinsic value in the share options table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the second quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for each of the six month periods ended June 30, 2009 and 2010 was $0.2 million.
As of June 30, 2010, 3,095,675 options with a weighted average exercise price of $10.74 per share were exercisable under the 1996 Plan and the 2003 Plan.
As of June 30, 2010, there was $6.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options and restricted stock awards) granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Tax Effect Related to Share-based Compensation Expense
Income tax effects of share-based payments are recognized in the consolidated financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the consolidated statements of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our consolidated statements of operations for the six months ended June 30, 2009 and 2010 related to stock-based compensation expense was approximately $0.5 million and $0.3 million, respectively.
Note 3. Fair Value of Financial Instruments
A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Fair value is based upon an exit price model.
We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. Available-for-sale securities as of June 30, 2010 consisted of an auction rate security, or ARS, issued by a municipality and common stock received from the buyer of certain assets of our EDC operations. Available-for-sale securities are included in short-term investments in our consolidated balance sheets with the exception of the common stock which is included in investment in marketable securities. The marketable securities, which were priced at a discount due to a restriction on trading that was in effect until June 23, 2010, are included in investments in marketable securities in our consolidated balance sheets. The discount on the marketable securities was valued using an option pricing model and takes into consideration multiple inputs including quoted prices of the securities, volatility factors and discount rates. The three levels of the fair value hierarchy are described below:
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

The following tables represent our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2009 and June 30, 2010 (in thousands):

	Fair Value Measurements at December 31, 2009
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$68,979	$68,979	$—	$—
Municipal securities	6,762	6,712	—	50
Corporate debt securities	1,770	1,770	—	—
Bonds of government sponsored agencies	1,250	1,250	—	—
Marketable securities	1,026	—	1,026	—

Total	$79,787	$78,711	$1,026	$50

	Fair Value Measurements at June 30, 2010
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$22,504	$22,504	$—	$—
Municipal securities	50	—	—	50
Marketable securities	972	—	972	—

Total	$23,526	$22,504	$972	$50

Cash and cash equivalents consist primarily of checking accounts and highly rated money market funds with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity. Bank debt consists of loans drawn under our bank credit facility. Based on our assessment of the current financial market and corresponding risks associated with the debt, we believe that the carrying amount of bank debt at June 30, 2010 approximates fair value.
Note 4. Business Combinations
Research Services (RS)
On May 28, 2010, we acquired RS. See Note 2 for a summary of the terms of this acquisition. We have included RS’s operating results in our consolidated statements of operations from the date of the acquisition. We present pro forma results of operations for RS because the effect of this acquisition was material to ERT® on a standalone basis. We paid $83.2 million for RS after giving effect to preliminary closing balance sheet working capital adjustments of $2.2 million. At June 30, 2010, we recorded in accounts payable $2.9 million due to CareFusion with respect to closing balance sheet working capital adjustments and acquisition-related professional fees. Subject to final review of the balance sheet adjustments, we expect to pay CareFusion in August 2010. We have additionally incurred approximately $3.3 million and $4.0 million in the three and six months ended June 30, 2010, respectively, in transaction costs which were included in general and administrative expenses. The acquisition of RS was a nontaxable transaction.

The RS acquisition purchase consideration of $83.2 million has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as follows (in thousands):

Fair value of assets acquired:
Cash	$149
Accounts receivable	12,943
Inventory	2,598
Other current assets	1,454
Property and equipment, net	11,179
Goodwill, including workforce	37,160
Other intangible assets, net	21,085
Other assets	407
Liabilities assumed:
Accrued and other liabilities	(3,257)
Deferred revenue	(515)

Net assets acquired	$83,203

Pro Forma Results
The unaudited financial information in the table below summarizes the combined results of operations for us and RS on a pro forma basis as though the companies had been combined as of the beginning of each of the periods presented after giving effect to certain adjustments. Our historical results of operations for the three and six months ended June 30, 2010, included the results of RS since May 28, 2010, the date of acquisition. The unaudited pro forma financial information for the three and six months ended June 30, 2009 and 2010 combines our historical results for these periods with the historical results for the comparable reporting periods for RS. The unaudited pro forma financial information below is for informational purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of each of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Acquisition-related transaction costs of $3.3 million and $4.0 million were excluded from the pro forma results for the three and six months ended June 30, 2010, respectively. Pro forma adjustments are tax-effected at our effective tax rate. Our actual consolidated financial results for the three and six months ended June 30, 2010 included RS revenue of $5.7 million, operating income of $0.6 million and net income of $0.7 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(Unaudited, in thousands except per share amounts)

Revenue	$37,555	$41,037	$68,152	$79,304
Operating income	5,342	6,306	7,267	8,534
Net income	2,581	3,777	3,651	5,861

Basic net income per share	$0.05	$0.08	$0.07	$0.12
Diluted net income per share	$0.05	$0.08	$0.07	$0.12
Covance Cardiac Safety Services, Inc. (CCSS)
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

Lease
Liability
Balance at December 31, 2009	1,758
Adjustments to previous estimates	593
Cash payments	(248)

Balance at June 30, 2010	$2,103

Based on the continued poor commercial rental market in Reno, we determined to increase our reserve as of June 30, 2010 by $0.6 million to provide for any estimated costs for the remaining lease term.
Note 5. Inventory
Inventory consists of the following:

June 30, 2010
(Unaudited, in
thousands)

Raw materials	$1,095
Work in process	406
Finished goods	1,659

Inventory	$3,160

Note 6. Intangible Assets
Amortization of intangible assets represents the amortization of the intangible assets from the RS and CCSS acquisitions. The gross and net carrying amounts of the acquired intangible assets as of December 31, 2009 (CCSS only) and June 30, 2010 were as follows (in thousands):

RS	June 30, 2010
					Estimated
		Accumulated	Net Book		Useful Life
Description	Gross Value	Amortization	Value		(in years)
Backlog	$12,518	$654	$11,864	*	4
Technology	8,248	86	8,162		8
Covenants not-to-compete	319	7	312		4

Total	$21,085	$747	$20,338

*	The backlog is being amortized over four years on an accelerated basis.
The related amortization expense reflected in our consolidated statements of operations for the three and six months ended June 30, 2010 was $0.7 million.
The estimated amortization expense of the intangible assets acquired in the RS transaction for the current fiscal year, including amounts amortized to date, and in future years will be recorded on the consolidated statements of operations as follows (in thousands):

Amortization of
Years ending December 31,	Intangible Assets
2010	$5,231
2011	6,619
2012	3,202
2013	1,446
2014	1,064
Thereafter	3,523

Total	$21,085

CCSS	December 31, 2009
					Estimated
		Accumulated	Net Book		Useful Life
Description	Gross Value	Amortization	Value		(in years)
Backlog	$1,900	$1,643	$257	*	3
Customer Relationships	1,700	350	$1,350		10
Technology	400	400	$—		1

Total	$4,000	$2,393	$1,607

	June 30, 2010
					Estimated
		Accumulated	Net Book		Useful Life
Description	Gross Value	Amortization	Value		(in years)
Backlog	$1,900	$1,787	$113	*	3
Customer Relationships	1,700	434	$1,266		10
Technology	400	400	$—		1

Total	$4,000	$2,621	$1,379

*	The backlog is being amortized over three years on an accelerated basis.

Backlog is being amortized over three years on an accelerated basis. Customer relationships are being amortized over ten years using the straight-line method and technology was amortized over one year using the straight-line method.
The related amortization expense reflected in our consolidated statements of operations for the three and six months ended June 30, 2009 was $0.1 million and $0.3 million, respectively. The related amortization expense reflected in our consolidated statements of operations for the three and six months ended June 30, 2010 was $0.1 million and $0.2 million, respectively.
Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31 (the 2010 amount represents the amortization expense to be recognized over the last six months of the year (in thousands)):

Amortization of
Years ending December 31,	Intangible Assets
2010	$204
2011	170
2012	170
2013	170
2014	170
Thereafter	495

Total	$1,379

Note 7. Credit Agreement
On May 27, 2010, we entered into a credit agreement (Credit Agreement) with Citizens Bank of Pennsylvania (Lender) which provides for a $40 million revolving credit facility. Also on May 27, 2010, we borrowed $23.0 million under the Credit Agreement to finance a portion of the purchase price for RS and related transaction costs and to provide working capital. At our option, borrowings under the Credit Agreement bear interest either at the Lender’s prime rate or at a rate equal to LIBOR plus a margin ranging from 1.00% to 1.75% based on our senior leverage ratio as calculated under the Credit Agreement. In addition, we pay a quarterly unused commitment fee ranging from 0.10% to 0.20% of the unused commitment based on our senior leverage ratio. From the initial borrowing on May 27, 2010 through June 30, 2010, the annual interest rate was 1.35% and the unused commitment fee was 0.10% resulting in a payment of less than $0.1 million for the three and six months ended June 30, 2010. Borrowings under the Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The Credit Agreement terminates, and any outstanding borrowings mature, on May 27, 2013.
The Credit Agreement requires us to maintain a maximum senior leverage ratio of 2.0 to 1.0 and a minimum debt service coverage ratio of 1.5 to 1.0, in each case as calculated under the Credit Agreement. The Credit Agreement contains other customary affirmative and negative covenants and customary events of default.
At June 30, 2010, we were in compliance with all debt covenants. Borrowings under the line of credit are secured by 65% of the capital stock of certain of our foreign subsidiaries.
Note 8. Net Income per Common Share
Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, which consist of stock options. The dilutive effect of stock options is calculated using the treasury stock method.

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Net		Per Share
Three Months Ended June 30,	Income	Shares	Amount
2009

Basic net income	$2,548	48,866	$0.05
Effect of dilutive shares	—	309	—

Diluted net income	$2,548	49,175	$0.05

2010

Basic net income	$826	48,831	$0.02
Effect of dilutive shares	—	552	—

Diluted net income	$826	49,383	$0.02

	Net		Per Share
Six Months Ended June 30,	Income	Shares	Amount
2009

Basic net income	$4,618	49,872	$0.09
Effect of dilutive shares	—	297	—

Diluted net income	$4,618	50,169	$0.09

2010

Basic net income	$2,578	48,753	$0.05
Effect of dilutive shares	—	361	—

Diluted net income	$2,578	49,114	$0.05

In computing diluted net income per share, options to purchase 3,088,000 and 2,615,000 shares of common stock were excluded from the computations for the three months ended June 30, 2009 and 2010, respectively, and options to purchase 3,086,000 and 2,792,000 shares of common stock were excluded from the computations for the six months ended June 30, 2009 and 2010, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.

Note 9. Comprehensive Income (Loss)
Companies are required to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in-capital in the stockholders’ equity section of the balance sheet. Our comprehensive income (loss) includes net income and unrealized gains and losses from marketable securities and foreign currency translation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Net income	$2,548	$826	$4,618	$2,578

Other comprehensive income (loss):
Change in unrealized losses on marketable securities	(219)	(224)	(219)	(35)
Currency translation adjustment	2,078	(1,407)	1,846	(2,384)

Comprehensive income (loss), net of tax	$4,407	$(805)	$6,245	$159

Note 10. Recent Accounting Pronouncements
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
Note 11. Income Taxes
At December 31, 2009 and June 30, 2010, we had $0.2 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.
Our effective income tax rate was 42.5% and 42.9% for the three months ended June 30, 2009 and 2010, respectively, and 41.5% and 40.0% for the six months ended June 30, 2009 and 2010, respectively.
Note 12. Related Party Transactions
Our Chairman, Dr. Morganroth, is a cardiologist who, through his wholly-owned professional corporation, provides medical professional services to the Company and receives consulting fees as an independent contractor. Additionally, beginning in January 2007, we entered into an arrangement with Dr. Morganroth’s professional corporation, relating to Dr. Morganroth’s initiation of a consulting practice for us through the transition of his historic consulting services to us. Our Executive Vice President and Chief Medical Officer is responsible for assigning the consulting work to internal and external resources based upon the requirements of the engagement. In return, Dr. Morganroth’s professional corporation receives a percentage fee of 80% of the net amounts we bill for Dr. Morganroth’s services to our customers. Beginning in March 2010, we entered into a new arrangement with Dr. Morganroth’s professional corporation which eliminated the consulting fees other than the percentage fees. We recorded revenues in connection with services billed to customers under this consulting arrangement of approximately $0.2 million and $0.3 million in the three months ended June 30, 2009 and 2010, respectively, and $0.6 million in the six-month periods ended June 30, 2009 and 2010. We incurred percentage fees under this consulting arrangement of approximately $0.2 million in each of the three-month periods ended June 30, 2009 and 2010, and $0.5 million in each of the six month periods ended June 30, 2009 and 2010, respectively. Total amounts payable incurred under this consulting arrangement, including consulting fees and the percentage fees, approximated $0.3 million and $0.2 million in the three months ended June 30, 2009 and 2010, respectively, and $0.7 million and $0.5 million in the six months ended June 30, 2009 and 2010, respectively. At December 31, 2009 and June 30, 2010, we owed $0.1 million and less than $0.1 million, respectively, to the professional corporation in connection with this consulting agreement, which is included in accounts payable.

Note 13. Commitments and Contingencies
We have a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 Interactive Voice Response (IVR) clinical assessments offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of June 30, 2010, we paid HTS $1.5 million for the license and $1.0 million in advanced payments against future royalties. As of June 30, 2010, HTS earned royalties of $0.2 million, which were offset against these advanced payments. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. Any royalties earned by HTS will be applied against these payments. All future payments to HTS will be solely based on royalty payments based on revenues received from ePRO™ sales.
On November 28, 2007, we completed the acquisition of CCSS. Under the terms of the purchase agreement, we purchased all of the outstanding shares of capital stock of CCSS in consideration of an upfront cash payment of $35.2 million plus additional cash payments of up to approximately $14.0 million, based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. Through June 30, 2010, Covance earned $5.3 million of this contingent amount with less than $0.1 million earned during the three months ended June 30, 2010. At June 30, 2010, less than $0.1 million of the contingent amount earned remained to be paid to Covance, which we recorded in accounts payable. These contingent payments increased goodwill by $5.3 million. The acquisition included a marketing agreement under which Covance is obligated to use us as its provider of centralized cardiac safety solutions, and to offer these solutions to Covance’s clients, on an exclusive basis, for a 10-year period, subject to certain exceptions. We expense payments to Covance based upon a portion of the revenues we receive during each calendar year of the 10-year term that are based primarily on referrals made by Covance under the agreement. The agreement does not restrict our continuing collaboration with our other key CRO, Phase I units, Academic Research Centers and other strategic partners.
Note 14. Operating Segments / Geographic Information
We consider our business to consist of one segment which is providing technology and service solutions to collect, interpret and distribute diagnostic data principally used by the pharmaceutical industry as part of clinical drug trials. We operate on a worldwide basis with two primary locations in the United States, categorized below as North America, and one primary location each in the United Kingdom and Germany, which are categorized below collectively as Europe. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology, and revenues are generally allocated to the geographic segment where the work is performed. Included with the information for Europe for the three and six months ended June 30, 2010 is German net revenues of $5.7 million, operating income of $0.6 million, long-lived assets of $10.9 million and total assets of $92.8 million.
Geographic information is as follows (in thousands of dollars):

	Three Months Ended June 30, 2009
	North
	America	Europe	Total
Service revenues	$13,717	$2,498	$16,215
Site support revenues	4,930	1,948	6,878
EDC licenses and services revenues	1,083	—	1,083

Net revenues from external customers	$19,730	$4,446	$24,176

Operating income	$4,197	$647	$4,844
Long-lived assets	$22,240	$3,169	$25,409
Total assets	$139,648	$19,482	$159,130

	Three Months Ended June 30, 2010
	North
	America	Europe	Total
Service revenues	$10,837	$7,860	$18,697
Site support revenues	4,950	5,449	10,399

Net revenues from external customers	$15,787	$13,309	$29,096

Operating income	$(2,444)	$3,495	$1,051
Long-lived assets	$22,130	$16,131	$38,261
Total assets	$144,569	$57,282	$201,851

	Six Months Ended June 30, 2009
	North
	America	Europe	Total
Service revenues	$27,604	4,719	32,323
Site support revenues	9,373	3,765	13,138
EDC licenses and services revenues	2,501	—	2,501

Net revenues from external customers	$39,478	$8,484	$47,962

Operating income	$7,182	$1,002	$8,184
Long-lived assets	$22,240	$3,169	$25,409
Total assets	$139,648	$19,482	$159,130

	Six Months Ended June 30, 2010
	North
	America	Europe	Total
Service revenues	$20,781	$12,751	$33,532
Site support revenues	9,723	7,709	17,432

Net revenues from external customers	$30,504	$20,460	$50,964

Operating income	$(1,191)	$4,989	$3,798
Long-lived assets	$22,130	$16,131	$38,261
Total assets	$144,569	$57,282	$201,851
Note 15. Stock Repurchase
Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.0 million shares remain to be purchased as of June 30, 2010. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. During the three months ended June 30, 2009, we purchased 741,267 shares of our common stock at a cost of $4.0 million. During the six months ended June 30, 2009, we purchased 2,706,719 shares of our common stock at a cost of $14.0 million. We did not purchase any shares during the six months ended June 30, 2010.

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
Overview
eResearchTechnology, Inc. (ERT®), a Delaware corporation, was founded in 1977 to provide Cardiac Safety solutions to evaluate the safety of new drugs. ERT® and its consolidated subsidiaries collectively are referred to as the “Company” or “we.” We are a global provider of technology and services to the pharmaceutical, biotechnology and medical device industries. We are the market leader in providing centralized core-diagnostic electrocardiographic (ECG) technology and services (Cardiac Safety services) to evaluate cardiac safety in clinical development. We are also a leading provider of centralized respiratory technology and services (Respiratory services) to evaluate pulmonary function efficacy and safety in clinical development. We also provide solutions to streamline the clinical trials process by automating the collection, analysis, and distribution of electronic patient reported outcomes (ePRO) clinical data using multi-mode technology in all phases of clinical development as well as providing selected medical devices for the clinical trials and healthcare industries.
Our solutions improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. We offer Cardiac Safety, Respiratory and ePRO solutions, which are utilized by pharmaceutical, biotechnology and medical device companies, clinical trial sponsors and clinical research organizations (CROs) during all phases of the clinical trial cycle. Our centralized data collection services include the collection, interpretation and distribution of electocardiographic (ECG) data, respiratory data from spirometry to full pulmonary function tests (PFTs) and patient reported outcomes such as daily symptoms, quality of life data and medication usage.
The data collected provides an assessment of the efficacy and safety of a new drug by documenting the change of selected parameters over a defined time period.
Acquisition of RS
On May 28, 2010, we acquired Research Services Germany 234 GmbH (Research Services or RS), which was formed as a result of a demerger of CareFusion Germany 234 GmbH under German law which effectively divided CareFusion Germany 234 GmbH into RS and another entity. RS is comprised of the research services division of CareFusion Germany 234 GmbH and certain research operations of CareFusion Corporation. RS is a leading provider of respiratory diagnostics services and manufacturer of diagnostic devices and also offers cardiac safety and ePRO services. The RS business has been included in our financial results from the acquisition date.
RS is a business with its roots in the former Erich Jaeger GmbH which was founded in Würzburg, Germany in 1954 as a healthcare device manufacturing and servicing operation. The business entered the clinical research market in 2002 under VIASYS Healthcare Inc. It subsequently became part of Cardinal Health in 2007 when Cardinal Health acquired VIASYS Healthcare Inc. In 2009, RS was part of the businesses spun off from Cardinal Health with the creation of CareFusion, a $4 billion healthcare company with products and services focused on improving safety and quality of care. RS currently provides services to 16 of the 20 largest pharmaceutical companies and has supported clinical trials in more than 75 countries and more than 25,000 investigator sites.

We acquired the following key products as part of the RS acquisition:
•	MasterScope® CT — a PC-based device platform for centralized spirometry/ pulmonary function tests (PFT) and Cardiac Safety featuring fully customizable workflows that is 21 CFR 11 compliant.
•	Flow/CorScreen® CT — a desktop-based device platform for centralized spirometry and ECG featuring a built-in color printer that is customizable and 21 CFR 11 compliant.
•	Asthma Monitor AM3® — an electronic lung function monitor with text-based diary available in a broad range of languages.
•	VIAPad® — a dedicated hand held ePRO device for capturing high quality patient reported outcomes in a broad range of languages.
•	VIAPen™ — an ePRO device which utilizes digital pen technology to capture quality of life information
•	VIAConnect® — an intelligent modem solution for transferring collected data from any patient’s home to the data center, using an analog or wireless connection.
Our acquisition of RS offers multiple strategic benefits:
•
Establishes us as one of the market leaders in respiratory core lab services in the clinical trials market. The transaction provides us with a leadership position in an attractive clinical end market and serves to diversify our revenue base.

•
Provides us with a leading diagnostic device capability. RS is a leader in diagnostic device manufacturing, having developed over 20 proprietary devices and supporting software platforms for use in the clinical trials industry. This device manufacturing expertise has expanded our technological capabilities, enables us to provide greater breadth of services and technologies for clinical research, and will serve as a basis for development of other healthcare solutions.

•	Expands our revenue base in cardiac safety. RS has a significant, and growing, business in cardiac safety services that will add to our current position in this market
•
Provides scale for our ePRO business, as well as expands the depth and breadth of our ePRO services. This transaction will establish us as one of the five largest providers in the ePRO market. RS’s offering is based on innovative hand-held devices. When combined with our interactive voice response technology and our planned web-based technology, we will be able to offer our customers a multi-modality approach for their ePRO solutions.

•
Expands significantly our global footprint. RS employs more than 250 people, of whom approximately 230 are in Germany. This increased local European presence will enable us to bolster our already strong international presence, better serve our continental European customers, and enable us to expand our relationships with other clients in Europe.

•	Accelerates our movement into healthcare solutions. RS’s device manufacturing and services capabilities provides us with a platform and experience for future growth in healthcare delivery.
Sale of EDC Assets
On June 23, 2009, we completed the sale of certain assets relating to our electronic data capture (EDC) operations. Under the terms of the transaction, OmniComm Systems, Inc. issued to us 8.1 million shares of common stock and assumed certain liabilities including deferred revenue relating to our EDC operations in exchange for our EDC assets which primarily included our EDC software, applications and fixed assets and $1.15 million in cash we paid. During the three months ended June 30, 2009, we recorded a gain on the sale of these assets of $0.5 million within general and administrative expenses in the consolidated statements of operations.

Products and Services
We offer the following products and services on a global basis:
Centralized Cardiac Safety Solutions
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
Centralized Spirometry / Pulmonary Function Solutions
Spirometry is the most commonly performed PFT today and measures the volume and/or flow of air that can be inhaled and exhaled. Sponsors developing new compounds for the treatment of asthma, cystic fibrosis and Chronic Obstructive Pulmonary Disease (COPD) use this non-invasive, cost effective test to assess the efficacy of a drug. Lung diseases such as asthma, COPD, and emphysema decrease a patient’s air flow by narrowing or blocking the airways during exhalation. Peak flow is a simple, non-invasive and inexpensive method to measure the function of the airway and we provide a unique electronic peak flow meter with integrated diary for clinical trials capturing peak flow data at home.
The diffusing capacity of the lung related to carbon monoxide, which is known as DLCO, measures the extent to which oxygen passes from the air sacs of the lungs into the blood and involves measuring the partial pressure difference between inspired and expired carbon monoxide. Centralized DLCO testing offers sponsors the advantage of being able to diagnose and treat lung disorders not found by either spirometry or chest x-ray. DLCO testing is also described as single-breath determination of carbon monoxide uptake in the lung or “Lung Safety” in clinical research and is used to determine if new drugs being inhaled for pain, diabetes or multiple sclerosis may have an effect on the lung, e.g. if the diffusion of oxygen into the bloodstream is affected or not.

Electronic Patient Reported Outcomes (ePRO)
We offer electronic patient report outcomes (ePRO) solutions which refers to the electronic capture of patient self-reported data pertaining to their quality of life. ePRO solutions offer our clients higher quality data with accurate timestamps and real-time data access. ePRO provides less variable and more reliable data enabling smaller trials and better scientific conclusions.
Our solutions include both products and services for clinical trials. We manufacture devices which include convenient handheld electronic diaries that are designed exclusively for clinical research or using an Interactive Voice Response (IVR) system accessible through standard telephone lines or using an electronic pen (VIAPen™). We also offer device customization, worldwide logistics and our in-house global and local support to ensure comprehensive and efficient trial management. Diaries, screening, recruitment and all clinical assessments can be completed directly by the subject without requiring clinician involvement.
In December 2009 the FDA finalized “PRO Guidance for Label Claims,” which outlines the steps required to develop a PRO instrument from hypothesis of a concept or claim through data item evaluation, collection, cognitive debriefing, interpretation, revision and finalization. We believe that our devices conform to this guidance.
Project Assurance
We provide a full spectrum of project assurance services that augment the study management and implementation efforts of clients in support of their clinical research requirements. Our project assurance methodology is a consistent framework through which we can efficiently manage the delivery of all data, from study initiation to completion. It also provides our clients with the standards, guidelines and services that allow us to effectively anticipate their needs and ensure proactive communication to meet and exceed their goals.
Integrated Product Offering
With the acquisition of the RS, we now offer a fully integrated set of products and services for centralized cardiac safety, respiratory, and ePRO and a single point of contact for all aspects of the electronic data collection process in clinical trials.
The protocols of many of the respiratory trials in which we participate often also require ECGs and/or Holter monitoring. Our flagship investigator site device, MasterScope® CT, is a comprehensive solution for standardized and centralized spirometry, full PFT, ECG and ePRO in clinical trials. Using customized software, this innovative system combines protocol-driven workflows (with many diagnostic applications) into a single easy-to-use clinical trial workstation. These workflows can be specially tailored for multicentre studies. Our clients and their users consider the availability of a fully integrated platform for respiratory, cardiac safety and ePRO a major advantage.
Revenues
Our services revenues consist primarily of our services offered under our Cardiac Safety, Respiratory Services and, to a lesser extent, ePRO solutions that we provide on a fee for services basis and are recognized as the services are performed. We also provide Cardiac Safety consulting services on a time and materials basis and recognize revenues as we perform the services. Site support revenues, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period.
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

Our former electronic data capture (EDC) operations were included in EDC licenses and services revenue and included license revenue, technology consulting and training services and software maintenance services. We recognized up-front license fee revenues under the residual method when a formal agreement existed, delivery of the software and related documentation occurred, collectability was probable and the license fee was fixed or determinable. We recognized monthly and annual term license fee revenues over the term of the arrangement. Hosting service fees were recognized evenly over the term of the service. We recognized revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which was typically twelve months. We provided consulting and training services on a time and materials basis and recognized revenues as we performed the services.
Costs
Cost of services includes the cost of Cardiac Safety, Respiratory and ePRO services. Cost of services consists primarily of wages, depreciation, amortization of intangible assets, fees paid to consultants and other direct operating costs. Cost of site support consists primarily of wages, equipment rent and depreciation, amortization of intangible assets, supplies, cost of equipment sold, shipping expenses and other direct operating costs. Selling and marketing expenses consist primarily of wages and incentive compensation paid to sales personnel, travel expenses and advertising and promotional expenditures. General and administrative expenses consist primarily of wages and direct costs for our finance, administrative, corporate information technology and executive management functions, in addition to professional service fees and corporate insurance. Research and development expenses consist primarily of wages paid to our product development staff, costs paid to outside consultants and other direct costs associated with the development of our technology.
Costs of our former EDC operations included primarily wages, fees paid to outside consultants and other direct operating costs related to our software licensing, consulting and client support functions.
We conduct our operations through offices in the United States (U.S.) and Europe (the United Kingdom and Germany). Our international net revenues represented approximately 18% and 20% of total net revenues for the six months ended June 30, 2009 and 2010, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology which equalizes gross margins for each legal entity based upon its respective direct revenue or direct costs, as determined by the relevant revenue source. Through September 30, 2009, we calculated our transfer pricing for Cardiac Safety services using a profit split methodology based on cost. After reviewing the transfer pricing methodology, management decided to modify its application of the profit split methodology for Cardiac Safety services to allocate costs based on revenue beginning in 2009. This has resulted in an increase in revenue attributed to the UK beginning in the fourth quarter of 2009.

Results of Operations
Executive Overview
Net revenues were $29.1 million for the second quarter of 2010, an increase of $4.9 million or 20.2% from $24.2 million in the second quarter of 2009. The revenue change was due primarily to the $5.7 million of revenue contributed by our newly acquired RS business which closed on May 28, 2010. Revenue in the second quarter of 2009 included $1.1 of EDC revenue for which we had no corresponding revenue in 2010 as this business was sold in June 2009. The general business environment across all our product lines — cardiac safety, respiratory, and ePRO — continued to improve, as seen in another strong bookings quarter, strong backlog and general level of business development activities. We saw our third consecutive quarter of increased Thorough QT bookings, which serves as an indication of renewed activity in this part of the market.
Gross margin percentage was 54.4% in the second quarter of 2010 compared to 52.3% in the second quarter of 2009. The increase in gross margin percentage was driven by increased margins for services and site support. Our gross margin on site support was 52.3% for the second quarter, up from 49.5% a year ago due to lower depreciation as a portion of our older, more expensive ECG equipment has become fully depreciated. In addition, we have more equipment out in the field which is contributing a higher level of revenue. The gross margin percentage for services was 55.5% in the second quarter of 2010 compared to 52.7% in the comparable quarter a year ago due to transitioning the costs associated with the customer support center to the cost of site support to better align costs with related revenue. The increase in total gross margin percentage is also positively impacted by the operational changes and efficiencies that we have implemented over the past year.
Operating income for the second quarter of 2010 was $1.1 million or 3.6% of total net revenues compared to $4.8 million or 20.0% of total net revenues in the second quarter of 2009. Operating income for the second quarter of 2010 was negatively impacted by $3.8 million of acquisition related costs and $0.8 million of amortization of acquisition related intangibles related to the acquisition of RS, which reduced our operating margin by approximately 16 percentage points. Our effective income tax rate for the second quarter of 2010 was 42.9% (which was negatively impacted by a certain portion of the acquisition related costs which are not deductable for income tax purposes) compared to 42.5% in the second quarter of 2009.
Net income for the second quarter of 2010 was $0.8 million, or $0.02 per diluted share, compared to $2.5 million, or $0.05 per diluted share, in the second quarter of 2009. Net income in the second quarter was positively impacted by the one month of contribution from RS and negatively impacted by the amortization of acquired intangibles and acquisition related costs.

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Net revenues:
Services	67.1%	64.3%	67.4%	65.8%
Site support	28.4%	35.7%	27.4%	34.2%
EDC licenses and services	4.5%	0.0%	5.2%	0.0%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Costs of revenues:
Cost of services	31.7%	28.6%	32.0%	30.7%
Cost of site support	14.4%	17.0%	14.8%	15.2%
Cost of EDC licenses and services	1.6%	0.0%	1.8%	0.0%

Total costs of revenues	47.7%	45.6%	48.6%	45.9%

Gross margin	52.3%	54.4%	51.4%	54.1%

Operating expenses:
Selling and marketing	13.6%	13.6%	14.0%	14.4%
General and administrative	14.6%	33.5%	15.8%	28.4%
Research and development	4.1%	3.7%	4.5%	3.8%

Total operating expenses	32.3%	50.8%	34.3%	46.6%

Operating income	20.0%	3.6%	17.1%	7.5%
Other income (expense), net	-1.7%	1.4%	-0.7%	1.0%

Income before income taxes	18.3%	5.0%	16.4%	8.5%
Income tax provision	7.8%	2.2%	6.8%	3.4%

Net income	10.5%	2.8%	9.6%	5.1%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2010.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Three Months Ended June 30,
	2009	2010	Increase (Decrease)
Services:
Net revenues	$16,215	$18,697	$2,482	15.3%
Costs of revenues	7,671	8,325	654	8.5%

Gross margin	$8,544	$10,372	$1,828	21.4%

Site support:
Net revenues	$6,878	$10,399	$3,521	51.2%
Costs of revenues	3,470	4,957	1,487	42.9%

Gross margin	$3,408	$5,442	$2,034	59.7%

EDC licenses and services:
Net revenues	$1,083	$—	$(1,083)	(100.0%)
Costs of revenues	397	—	(397)	(100.0%)

Gross margin	$686	$—	$(686)	(100.0%)

Total
Net revenues	$24,176	$29,096	$4,920	20.4%
Costs of revenues	11,538	13,282	1,744	15.1%

Gross margin	12,638	15,814	3,176	25.1%

Operating expenses:
Selling and marketing	3,274	3,941	667	20.4%
General and administrative	3,527	9,753	6,226	176.5%
Research and development	993	1,069	76	7.7%

Total operating expenses	7,794	14,763	6,969	89.4%

Operating income	4,844	1,051	(3,793)	(78.3%)
Other (expense) income, net	(409)	396	805	(196.8%)

Income before income taxes	4,435	1,447	(2,988)	(67.4%)
Income tax provision	1,887	621	(1,266)	(67.1%)

Net income	$2,548	$826	$(1,722)	(67.6%)

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended June 30,		Increase
	2009	2010	(Decrease)
Cost of services	47.3%	44.5%	(2.8%)
Cost of site support	50.5%	47.7%	(2.8%)
Cost of EDC licenses and services	36.7%	N/A	N/A
Total costs of revenues	47.7%	45.6%	(2.1%)

Operating expenses:
Selling and marketing	13.6%	13.6%	0.0%
General and administrative	14.6%	33.5%	18.9%
Research and development	4.1%	3.7%	(0.4%)

Revenues
Services revenues for the three months ended June 30, 2010 included $2.6 million from the operations of RS. Excluding the impact of RS, the decrease in services revenues was primarily due to a $0.4 million reduction in transaction revenue related to lower volume of transactions performed in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. There was also a decrease in average revenue per transaction that was largely due to certain lower transaction prices which resulted in a decrease in revenue of approximately $0.4 million. These decreases were partially offset by a number of revenue increases totaling $0.7 million, primarily from our ePRO operations.
Site support revenues for the three months ended June 30, 2010 included $3.1 million from the operations of RS. Excluding the impact of RS, the increase in site support revenue was primarily due to $0.7 million associated with an increase in the number of units rented in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 and a $0.1 million increase in supplies revenue net of a $0.4 million decrease in revenue attributable to decreases in average rental per unit.
Costs of Revenues
The cost of services revenues for the three months ended June 30, 2010 included $1.2 million from the operations of RS. Excluding the impact of RS, the decrease in the cost of services, both in absolute terms and as a percentage of service revenues, was primarily due to a $0.6 million reduction in labor costs as a result of transitioning the costs associated with the customer support center to the cost of site support to better align costs with related revenue. We have also realized cost savings as a result of efficiency initiatives implemented in the latter part of 2009. Additionally, depreciation expense decreased by $0.1 million as computer equipment purchased for the development and implementation of the EXPERT® 2 technology platform has become fully depreciated. Partially offsetting these decreases were increases in variable incentive compensation expenses and consulting.
The cost of site support revenues for the three months ended June 30, 2010 included $1.7 million from the operations of RS. Excluding the impact of RS, the decrease in the cost of site support, both in absolute terms and as a percentage of site support revenues, was primarily due to a $0.6 million decrease in depreciation expense as older, more expensive ECG equipment has become fully depreciated and a $0.1 million decrease in freight. Partially offsetting these decreases were the costs associated with the customer support center as discussed above.
Operating Expenses
Selling and marketing expenses for the three months ended June 30, 2010 included $0.4 million from the operations of RS. Excluding the impact of RS, the increase in selling and marketing expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $0.2 million in higher variable incentive compensation expenses and $0.1 million each in higher marketing costs and labor, partially offset by $0.1 million lower consulting costs.
General and administrative expenses for the three months ended June 30, 2010 included $1.2 million from the operations of RS. Excluding the impact of RS, the increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $3.3 million of professional fees incurred related to transaction costs associated with our acquisition of RS. We added $0.6 million to the reserve for losses on the lease of our Reno, Nevada facility due to continued poor prospects for subleasing that facility. Additionally, the $0.5 million gain on sale of our former EDC business was recognized in the second quarter of 2009 which decreased expenses in 2009. Share-based compensation expense increased $0.3 million as a result of director grants which took place in the first quarter of 2009 and in the second quarter of 2010. Additionally, software costs increased $0.2 million as a result of an information technology modernization and virtualization project started in late 2009 and continuing in 2010. A number of smaller items comprise the balance of the increase in expenses.
Research and development expenses for the three months ended June 30, 2010 included $0.3 million from the operations of RS. Excluding the impact of RS, the decrease in research and development expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to a $0.2 million reduction in labor costs as a result of the sale of our former EDC operations in June 2009 and an increase in the capitalization of salaries and consultant fees associated with internal-use software development projects.
Other (expense) income, net for the three months ended June 30, 2010 included $0.3 million of income from the operations of RS. Excluding the impact of RS, other income, net increased as foreign exchange losses were $0.4 million in the three months ended June 30, 2009 and there was a minimal gain in the three months ended June 30, 2010 as exchange rates between the US dollar and UK pound sterling did not fluctuate as much in three months ended June 30, 2010 as in the three months ended June 30, 2009.
Our effective tax rate for the three months ended June 30, 2010 was 42.9% compared to 42.5% for the three months ended June 30, 2009. Through September 30, 2009, we calculated our transfer pricing for Cardiac Safety services using a profit split methodology based on cost. The profit split transfer pricing methodology was modified for Cardiac Safety services to allocate costs based on revenue instead of allocating revenue based on costs. Our effective tax rate for the second quarter of 2010 includes the impact of the RS acquisition, which operates primarily in Germany which has a lower tax rate than our historic effective tax rate. However, acquisition costs are not deductible for tax purposes which increased the forecasted effective tax rate for the year ended December 31, 2010 by approximately eight percentage points. Additionally, we have reorganized our US operations to align our corporate structure along departmental business lines. In so doing, our effective tax rate is expected to be reduced in the future.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2010.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Six Months Ended June 30,
	2009	2010	Increase (Decrease)
Services:
Net revenues	$32,323	$33,532	$1,209	3.7%
Costs of revenues	15,364	15,636	272	1.8%

Gross margin	$16,959	$17,896	$937	5.5%

Site support:
Net revenues	$13,138	$17,432	$4,294	32.7%
Costs of revenues	7,105	7,756	651	9.2%

Gross margin	$6,033	$9,676	$3,643	60.4%

EDC licenses and services:
Net revenues	$2,501	$—	$(2,501)	(100.0%)
Costs of revenues	863	—	(863)	(100.0%)

Gross margin	$1,638	$—	$(1,638)	(100.0%)

Total
Net revenues	$47,962	$50,964	$3,002	6.3%
Costs of revenues	23,332	23,392	60	0.3%

Gross margin	24,630	27,572	2,942	11.9%

Operating expenses:
Selling and marketing	6,700	7,349	649	9.7%
General and administrative	7,604	14,498	6,894	90.7%
Research and development	2,142	1,927	(215)	(10.0%)

Total operating expenses	16,446	23,774	7,328	44.6%

Operating income	8,184	3,798	(4,386)	(53.6%)
Other (expense) income, net	(293)	496	789	(269.3%)

Income before income taxes	7,891	4,294	(3,597)	(45.6%)
Income tax provision	3,273	1,716	(1,557)	(47.6%)

Net income	$4,618	$2,578	$(2,040)	(44.2%)

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Six Months Ended June 30,		Increase
	2009	2010	(Decrease)
Cost of services	47.5%	46.6%	(0.9%)
Cost of site support	54.1%	44.5%	(9.6%)
Cost of EDC licenses and services	34.5%	N/A	N/A
Total costs of revenues	48.6%	45.9%	(2.7%)

Operating expenses:
Selling and marketing	14.0%	14.4%	0.4%
General and administrative	15.8%	28.4%	12.6%
Research and development	4.5%	3.8%	(0.7%)

Revenues
Services revenues for the six months ended June 30, 2010 included $2.6 million from the operations of RS. Excluding the impact of RS, the decrease in services revenues was primarily due to a $1.2 million reduction in transaction revenue related to lower volume of transactions performed in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. There was also a decrease in average revenue per transaction that was largely due to certain lower transaction prices which resulted in a decrease in revenue of approximately $1.1 million. Project assurance fees decreased $0.3 million which is consistent with the decline in transaction revenue. These decreases were partially offset by a number of revenue increases totaling $1.0 million, primarily from our ePRO operations.
Site support revenues for the six months ended June 30, 2010 included $3.1 million from the operations of RS. Excluding the impact of RS, the increase in site support revenue was primarily due to $1.0 million associated with an increase in the number of units rented in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 and $0.1 million increase each in supplies revenue and equipment sales.
Costs of Revenues
The cost of services revenues for the six months ended June 30, 2010 included $1.2 million from the operations of RS. Excluding the impact of RS, the decrease in the cost of services, both in absolute terms and as a percentage of service revenues, was primarily due to a $1.0 million reduction in labor costs as a result of transitioning the costs associated with the customer support center to the cost of site support to better align costs with related. We have also realized cost savings as a result of efficiency initiatives implemented in the latter part of 2009. Additionally, depreciation expense decreased by $0.3 million as computer equipment purchased for the development and implementation of the EXPERT® 2 technology platform has become fully depreciated. Partially offsetting these decreases are increases in variable incentive compensation expenses of $0.3 million, telephone and connectivity of $0.2 million and consulting of $0.1 million. A number of smaller items make up the balance of the decrease in expenses.
The cost of site support revenues for the six months ended June 30, 2010 included $1.7 million from the operations of RS. Excluding the impact of RS, the decrease in the cost of site support, both in absolute terms and as a percentage of site support revenues, was primarily due to a $1.2 million decrease in depreciation expense as older, more expensive ECG equipment has become fully depreciated and a $0.2 million decrease in freight. Partially offsetting these decreases are the costs associated with the customer support center as discussed above.
Operating Expenses
Selling and marketing expenses for the six months ended June 30, 2010 included $0.4 million from the operations of RS. Excluding the impact of RS, the increase in selling and marketing expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $0.3 million in higher variable incentive compensation expenses and $0.1 million in higher marketing costs partially offset by $0.2 million lower consulting costs. A number of smaller items make up the balance of the increase in expenses.
General and administrative expenses for the six months ended June 30, 2010 included $1.2 million from the operations of RS. Excluding the impact of RS, the increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $4.0 million of professional fees incurred related to transaction costs associated with our acquisition of RS. We added $0.6 million to the reserve for losses on the lease of our former Reno, Nevada facility due to continued poor prospects for subleasing that facility. We recognized a $0.5 million gain on sale of our former EDC business in the second quarter of 2009 which decreased our expenses in 2009. Additionally, software costs increased $0.3 million as a result of an information technology modernization and virtualization project started in late 2009 and continuing in 2010. A number of smaller items comprise the balance of the increase in expenses.
Research and development expenses for the six months ended June 30, 2010 included $0.3 million from the operations of RS. Excluding the impact of RS, the decrease in research and development expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to a $0.4 million reduction in labor costs as a result of the sale of our former EDC operations in June 2009 and an increase in the capitalization of salaries and consultant fees associated with internal-use software development projects.
Other (expense) income, net for the six months ended June 30, 2010 included $0.3 million from the operations of RS. Excluding the impact of RS, other (expense) income, net increased as foreign exchange losses were $0.5 million in the six months ended June 30, 2009 and there was a minimal gain in the six months ended June 30, 2010 as exchange rates between the US dollar and UK pound sterling did not fluctuate as much in six months ended June 30, 2010 as in the six months ended June 30, 2009.
Our effective tax rate for the six months ended June 30, 2010 was 40.0% compared to 41.5% for the six months ended June 30, 2009. Through September 30, 2009, we calculated our transfer pricing for Cardiac Safety services using a profit split methodology based on cost. The profit split transfer pricing methodology was modified for Cardiac Safety services to allocate costs based on revenue instead of allocating revenue based on costs. Our effective tax rate for the six months ended June 30, 2010 includes the impact of the RS acquisition, which operates primarily in Germany which has a lower tax rate than our historic effective tax rate. However, acquisition costs are not deductible for tax purposes which increased the forecasted effective tax rate for the year ended December 31, 2010 by approximately eight percentage points. Additionally, we have reorganized our US operations to align our corporate structure along departmental business lines. In so doing, our effective tax rate is expected to be reduced in the future.

Liquidity and Capital Resources
At June 30, 2010, we had $22.6 million of cash, cash equivalents and short-term investments. We generally place our investments in highly-rated securities such as municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates and maturities of less than one year, and A1P1 rated commercial bonds and paper. Of the $22.6 million, $8.2 million and $3.9 million are held by our UK and German subsidiaries, respectively. Although a portion of our UK subsidiary’s current undistributed net earnings, as well as the future net earnings of our UK and German subsidiaries, will be permanently reinvested, we believe that this does not have a material impact on our overall liquidity.
For the six months ended June 30, 2010, our operations provided cash of $12.4 million, a decrease of $6.7 million compared to $19.1 million during the six months ended June 30, 2009. The decrease was primarily the result of an increase in accounts receivable in the six months ended June 30, 2010 of $1.7 million as compared to a decrease of $12.0 million in the six months ended June 30, 2009. The accounts receivable were reduced significantly during the six months ended June 30, 2009 as a result of focused collection efforts and a reduction in revenue. The increase in the accounts receivable in 2010 is due to an increase in the RS accounts receivables we acquired as collection efforts were interrupted by acquisition-related activity. Additionally, $2.0 million of lower net income in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 contributed to the decrease in cash provided by operating activities. Partially offsetting this negative impact on cash flow was a $4.9 million increase in accrued expenses in the six months ended June 30, 2010 as compared to a $3.4 million decrease in the six months ended June 30, 2009. The increase in the 2010 accrued expenses is largely due to an accrual for professional fees associated with the RS acquisition, an increase in the RS accrued expenses and an increase in the 2010 accrual for incentive compensation due to expected improved results against targets as compared to 2009. The decrease in 2009 was largely the result of the payment of a greater amount in 2009 for variable incentive compensation related to the prior year’s results. Additionally, there was a $0.9 million decrease in net income tax liabilities in the six months ended June 30, 2010 as compared to a $3.2 million decrease in the six months ended June 30, 2009. Changes in income taxes, including deferred income taxes, are due to the timing and size of income tax payments and provision.
For the six months ended June 30, 2010, our investing activities used cash of $79.5 million as compared to $4.3 million during the three months ended June 30, 2009. Acquisition payments, substantially all for RS, totaled $80.5 million in the six months ended June 30, 2010 as compared to $0.7 million in the six months ended June 30, 2009. At June 30, 2010, we recorded in accounts payable $2.9 million due to CareFusion with respect to closing balance sheet working capital adjustments and acquisition-related professional fees. Subject to final review of the balance sheet adjustments, we expect to pay CareFusion in August 2010. Proceeds from sales of investments net of purchases were $9.7 million during the six months ended June 30, 2010, with no activity during the six months ended June 30, 2009.
During the six months ended June 30, 2010 and 2009, we capitalized $8.8 million and $2.5 million, respectively, of property and equipment. Included in property and equipment acquisitions was $2.5 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively, of internal use software. The balance of the change was primarily due to an increase in purchases of ECG equipment commensurate with the additional units rented in the six months ended June 30, 2010 as compared to the six month ended June 30, 2009.
For the six months ended June 30, 2010, our financing activities provided cash of $23.2 million as compared to a $13.9 million use of cash for the six months ended June 30, 2009. We obtained proceeds of $23.0 million from our Citizens Bank of Pennsylvania credit facility which we used to purchase RS on May 28, 2010 and to fund related transaction costs and working capital needs. In the six months ended June 30, 2009, we repurchased $14.0 million of our common stock under our stock buy-back program, with no corresponding expenditure in the six months ended June 30, 2010.
We have a revolving line of credit arrangement with Citizens Bank of Pennsylvania in the aggregate amount of $40.0 million, with an additional $10.0 million increase option. To date, we have borrowed $23.0 million under our line of credit and $27.0 million remains available for us to borrow including the increase option. The line has a three-year term which expires May 27, 2013 and annual interest rates based upon LIBOR plus a margin of 1.00% to 1.75% based upon a total leverage ratio and unused commitment fees of 0.10% to 0.20% based upon the same total leverage ratio. From the initial borrowing on May 27, 2010 through June 30, 2010, the annual interest rate was 1.35% and the unused commitment fee was 0.10%. Financial covenants include maximum total senior funded debt to earnings before interest, income taxes, depreciation and amortization (EBITDA) of 2.0 and minimum debt service coverage ratio of 1.5. At June 30, 2010, the Company was in compliance with all debt covenants. Borrowings under the line of credit are secured by 65% of the capital stock in certain of our foreign subsidiaries.
We have commitments to purchase approximately $2.8 million of private label cardiac safety equipment from a manufacturer over a twelve-month period beginning upon completion of our user acceptance testing, which was completed in the first quarter of 2010. We expect to purchase this cardiac safety equipment in the normal course of business and thus this commitment does not represent a significant commitment above our expected purchases of ECG equipment during this period. As of June 30, 2010, approximately $0.8 million of equipment was purchased under the commitments; accordingly the balance of such commitments as of June 30, 2010 was $2.0 million.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Act of 2010 became law. The provisions of the Acts are not expected to have a significant impact to our consolidated financial statements.
We expect that existing cash and cash equivalents, cash flows from operations and amounts available under the $40 million credit facility as discussed above will be sufficient to meet our foreseeable cash needs for at least the next year. In addition, there may be acquisition and other growth opportunities that require additional external financing and we may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that any such acquisitions will occur or that such financing will be available or available on terms acceptable to us, particularly in view of current capital market uncertainty.
Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.0 million shares remain to be purchased as of June 30, 2010. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and investments and could also require us to seek additional external financing. During the six months ended June 30, 2009, we purchased 2,706,719 shares of our common stock at a cost of $14.0 million. No shares were purchased during the six months ended June 30, 2010.
On November 28, 2007, we completed the acquisition of CCSS from Covance Inc. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We may also pay contingent consideration of up to approximately $14.0 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through December 31, 2010. Through June 30, 2010, Covance earned $5.3 million of this contingent amount with less than $0.1 million earned during the six months ended June 30, 2010. At June 30, 2010, less than $0.1 million of the contingent amount earned remained to be paid to Covance, which we recorded in accounts payable. These contingent payments increased goodwill by $5.3 million. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety solutions for a ten-year period, subject to certain exceptions, and we agreed to pay referral fees on certain revenues.
Inflation
We believe the effects of inflation and changing prices generally do not have a material effect on our consolidated results of operations or financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary financial market risks include fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Short-term debt
At June 30, 2010, our short-term debt was comprised of $23.0 million drawn under our $40.0 million credit facility with Citizens Bank of Pennsylvania. We do not manage the interest rate risk on our debt through the use of derivative instruments. Our credit facility’s interest rates may be reset due to fluctuations in the London Interbank Offered Rate (LIBOR). A hypothetical 100-basis-point change in the interest rate of our credit facilities would change our annual pre-tax earnings by $0.2 million based on our current borrowings under the credit facility.
Investments
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

Foreign Currency Risk
We operate on a global basis from locations in the United States (U.S.), the United Kingdom (UK) and Germany. All international net revenues and expenses are billed or incurred in either U.S. dollars, pounds sterling or euros. As such, we face exposure to adverse movements in the exchange rate of the pound sterling and euro. As the currency rate changes, translation of the statement of operations of our UK and German subsidiaries from the local currency to U.S. dollars affects year-to-year comparability of operating results. We do not hedge translation risks because any cash flows from European operations are reinvested in those countries.
Management estimates that a 10% change in the exchange rate of the pound sterling and euro would have impacted the reported operating income for the six months ended June 30, 2010 by approximately $0.5 million.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company (including our consolidated subsidiaries) in the reports we file with or submit to the Securities and Exchange Commission is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors
You should carefully consider the risk factors described below, which supplement the risks disclosed in our annual report on Form 10-K for the year ended December 31, 2009, in addition to the other information contained in this report, before making an investment decision. You should also consider all of the other risks disclosed in our annual report on Form 10-K in evaluating us. Our business, financial condition, cash flows and/or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks. However, these risk factors are not exhaustive, as new risks emerge from time to time, and it is not possible for management to predict all such risk factors or to assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.
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
If our operating results in any future period fluctuate, we may not meet the expectations of securities analysts and investors, which would likely cause the market price of our common stock to decline. It is difficult to predict the timing or amount of our revenues because:
•	we generate a significant percentage of our revenues from a limited number of customers;
•	our sales cycles can be lengthy and variable;
•	Thorough QTc studies are typically of large volume and of short duration;
•	sponsors and CROs may unexpectedly cancel, postpone or reduce the size of clinical trials; and
•	we have limited experience in forecasting RS revenue.
We make decisions on operating expenses based on anticipated revenue trends and available resources. We also incur expenses researching and manufacturing certain diagnostic devices and educating and providing information to our customer base, via consultations, without any obligation by our customer to purchase our product and service solutions. Because many of our expenses are fixed and we are committed to making a significant investment in our organization and in marketing our product and service solutions, delays in recognizing revenues could cause our operating results to fluctuate from period to period. If we fail to generate the contract signings that we expect or the anticipated revenues from such signings, we may fail to meet financial guidance that we have provided, or may provide in the future, to the public. Failure to meet financial guidance could cause the market price of our common stock to decline and affect our ability to raise capital which could reduce our cash reserves and limit our capital spending.
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
While we believe our current financial condition is very strong and liquid, we have made in the past, and may make in the future, acquisitions or significant investments in other businesses. On May 28, 2010, we acquired RS for $83.2 million in cash, of which $2.2 million is due to CareFusion pending final review of the preliminary working capital accounts and the balance was drawn from our available capital and the $23.0 million drawn from a new $40 million revolving credit facility. Future acquisitions or investments may reduce our readily available capital and require us to obtain additional financing. If we are unable to obtain any financing necessary to make investments in our technology and workforce, we may be unable to achieve the market growth that such investments were intended to generate.

If general economic conditions deteriorate or fail to improve, potential customers may be unable to get the necessary financing to conduct business and existing customers may fail to make timely payments for products we have sold or services that we have performed, which could adversely affect our ability to maintain or increase overall revenues and our overall financial position.
Many of our existing and potential customers, and in particular, development stage pharmaceutical or biotechnology companies, depend on financing to conduct clinical trials and may be affected by poor economic conditions. If financing is unattainable or business is otherwise affected by a troubled economy, clinical trials may be delayed, which could affect our ability to sign new contracts and maintain or increase revenues. In addition, while we take reasonable precautions to avoid credit risk, some customers may have financial difficulties as a result of the lack of financing or the general poor economic conditions, which could result in delayed payments to us for the products we have sold or services we performed. Such delays in payments would result in higher accounts receivable balances and lower liquidity. In addition, this could result in us recording additional expense to write-off the accounts receivable balances remaining if payment is not likely.
We may acquire or make investments in companies or technologies that could cause disruption of our business and loss of value or dilution to our stockholders.
From time to time, we evaluate potential investments in, and acquisitions of, complementary technologies, services and businesses. We have made in the past, and may make in the future, acquisitions or significant investments in other businesses. For example, we acquired CCSS and entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS) in 2007 and acquired RS in 2010. Entering into an acquisition entails many risks, any of which could harm our business, including:
•
managing the risks and challenges of entering markets or types of businesses in which we have limited or no direct experience, such as the respiratory services and device manufacturing markets we entered as a result of the RS acquisition;

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
In addition, we could discover deficiencies withheld from us in an acquisition due to fraud or otherwise not uncovered in our due diligence prior to the acquisition. These deficiencies could include problems in internal controls, data adequacy and integrity, product quality and regulatory compliance, any of which could result in us becoming subject to penalties or other liabilities. Acquisitions also frequently result in the recording of goodwill, as in the case of CCSS and RS, and other intangible assets which are subject to potential impairments in the future that could harm our financial condition and operating results. If any of the foregoing were to occur, our financial condition and results of operations could be materially adversely impacted. In addition, if we finance any future acquisitions by issuing equity securities or convertible debt, our existing stockholders may be diluted or the market price of our stock may be adversely affected. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.
Consolidation among our customers could cause us to lose customers, decrease the market for our product and service solutions and result in a reduction of our revenues and profitability.
Our customer base could decline because of consolidation, and we may not be able to expand sales of our product and service solutions to new customers. Consolidation in the pharmaceutical, biotechnology and medical device industries and among CROs has accelerated in recent years, and we expect this trend to continue. In addition, in times of a weakened economy, less stable companies, such as smaller biotechnology companies, may be at risk of being acquired. Our profitability will also suffer if we reduce our prices in response to competitive pressures without achieving corresponding reductions in our expenses.
New companies or organizations that result from such consolidation may decide that our product and service solutions are no longer needed because of their own internal processes or the use of alternative systems. As these industries consolidate, competition to provide product and service solutions to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our product and service solutions. Also, if consolidation of larger customers occurs, the combined organization may represent a larger percentage of business for us and, as a result, we would be likely to rely more significantly on the combined organization’s revenues to achieve expected future growth.

We depend entirely on the clinical trial market and a downturn in this market could cause our revenues and profitability to decrease.
Our business depends entirely on the clinical trials that pharmaceutical, biotechnology and medical device companies conduct. Our revenues and profitability will decline if there is less competition in the pharmaceutical, biotechnology or medical device industries, which could result in fewer products under development and decreased pressure to accelerate a product approval. Our revenues and profitability will also decline if the FDA or similar agencies in foreign countries modify their requirements, thereby decreasing the need for our solutions. Any other developments that adversely affect the pharmaceutical, biotechnology or medical device industries generally, including federal or state health care reform, product liability claims, new technologies or products or general business conditions, could also decrease the volume of our business. From time to time studies for which we are contracted to provide our product and services solutions are delayed or postponed resulting in lower than expected revenues.
We depend on the need for clinical trials in the area of pulmonary disease to continue and a downturn in this specific therapeutic area could cause our revenues and profitability to decrease.
ERT provides pharmaceutical companies, biotechnology companies, hospitals and clinics an integrated set of products and services for the clinical evaluation of respiratory data. We have a preferred centralized spirometry vendor status with several of the top 20 pharmaceutical companies where we provide respiratory, cardiac safety and ePRO products and services primarily in the therapeutic area for respiratory drugs. If there were significant developments in pharmacology or government regulation that significantly reduced or eliminated the need for further clinical trials for pulmonary disease, our revenue, net income and workforce would be adversely affected.
Extensive governmental regulation of the clinical trial or device manufacturing processes could require costly modifications to our technology, adversely affect prospective customers’ willingness to use our product and service solutions and increase competition and reduce our market share.
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
Our customers and prospective customers will be less likely to use our product and service solutions if the product and service solutions do not comply with regulatory requirements in all countries where clinical trials are expected to take place or if we are precluded from participating in clinical trials in countries where trials will be conducted. In addition, changing regulatory requirements could provide an advantage to our competitors if our competitors are able to meet the requirements more rapidly or at lower cost. For example, in the May 12, 2005 ICH release, it was suggested that semi-automated processing of electrocardiograms may be found acceptable in certain instances and thereby replace the manual processing method. Semi-automated processing uses software algorithm-placed measurements that are later adjudicated by a cardiac specialist or physician with overall interpretation by a physician. Manual processing includes manually placed calipers to obtain interval duration measurements interpreted by a cardiologist. Since the 2005 release of the ICH guidance, drug sponsors have shifted towards semi-automated processing allowing more competitors to compete with us in offering this service and, as a result, we have reduced pricing to remain competitive. The effect of such actions has reduced our revenue and gross profit per transaction in prior years and could adversely affect us in the future. Our failure to maintain revenue and gross profit per transaction may affect our ability to achieve growth in services revenues and overall profitability from year to year. Our failure to show growth may also prevent us from meeting the expectations of securities analysts and investors, which would likely cause the market price of our common stock to decline.
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
In December 2009, the FDA issued guidance related to ePRO. The guidance covered a number of concepts from instrument use and modification, content validity and reliability, clinical trial design and data analysis. In addition, the FDA has issued guidance specifically related to clinical trials regarding pulmonary disease. We must continue to adapt our processes in accordance with FDA guidance to meet our growth expectations. If we are unable to adapt our processes in accordance with FDA guidance, our service offerings will become obsolete, which would adversely affect our revenue and net income growth. In addition, if the FDA finds we are not operating in accordance with its guidance, the FDA may impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to our clinical research services and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and services.

Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies, including agencies in Germany where our manufacturing operations are located. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. We cannot guarantee that we will be able to obtain marketing clearance for our new products, or enhancements or modifications to existing products, and if we do, such approval may:
•	take a significant amount of time,
•	require the expenditure of substantial resources,
•	involve stringent clinical and pre-clinical testing,
•	involve modifications, repairs or replacements of our products; and
•	result in limitations on the proposed uses of our products.
Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. We are also subject to periodic inspections by the FDA to determine compliance with the FDA’s requirements, including primarily the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters or other forms of enforcement. Since 2009, the FDA has significantly increased its oversight of companies subject to its regulations, including medical device companies, by hiring new investigators and stepping up inspections of manufacturing facilities. The FDA has recently also significantly increased the number of warning letters issued to companies. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices, refuse to grant pending premarket approval applications or require certificates of foreign governments for exports and/or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and may affect our ability to offer our clinical research services related to such products.
Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to more rigorous regulation by foreign governmental authorities in the future. Penalties for a company’s noncompliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and criminal sanctions. Any domestic or foreign governmental law or regulation imposed in the future may have a material adverse effect on us.
The FDA may recommend a different approach to measure drug effects on the QT interval of an ECG which could make our systems and processes obsolete and adversely affect revenue and profitability. The FDA may recommend different approaches to pulmonary function testing which may make our current devices and processes obsolete and considerably decrease our revenues and profitability.
The FDA has provided guidance reinforcing the need for routine cardiac safety testing as well as Thorough QTc testing for all compounds entering the blood stream. This testing is accomplished by measuring the QT/QTc interval prolongation on an ECG. We function as an ECG core lab and have developed our EXPERT® system and processes to receive the ECGs and obtain and report these measurements. It is possible that, in the future, the FDA may recommend different approaches to measuring drug effects on the QT interval which may diminish the need for an ECG core lab. This would considerably reduce the value of our existing systems and processes and would substantially decrease our revenues and profitability. In addition, it is possible that, in the future, the FDA may recommend different approaches to pulmonary function testing which may make our current devices and processes obsolete and considerably decrease our revenues and profitability.
We have customers from whom we derive substantial revenue and therefore the loss of even a few of our customers could significantly reduce our revenues and profitability.
We have one customer that represented approximately 20% of our total revenues for the six months ended June 30, 2010, a decrease from 18% of our total revenues for the year ended December 31, 2009. While no other customer represented more than 10% of our revenues during the six months ended June 30, 2010, our next five largest customers in the aggregate represented approximately 30% of our total revenues for this same period. Based on RS’ historic customer base, we anticipate that the percentage of revenues represented by our largest customer and the next five largest customers will increase in 2010. If we lose all or a material amount of our revenues from any significant customers and do not replace them with revenues from new customers, our revenues will decrease and they may not be sufficient to cover our costs. We currently derive and expect to continue to derive a significant portion of our revenues and profitability from a limited number of customers.

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
If our product and service solutions do not achieve widespread acceptance by our customers, our revenues, profitability and market share will likely decline. Our competitors include other centralized clinical research diagnostic laboratories and CROs. Our targeted customers may decide to choose other product and service solutions generated internally by them or from another source. Some of our competitors have substantially greater financial and other resources, greater name recognition and more extensive customer bases than we do. Further, certain drug development organizations may decide not to outsource all or a significant portion of the clinical research diagnostic activities associated with their clinical research programs, which could reduce our revenues, profitability and market share.
Our failure to establish and maintain partnerships and other strategic alliances may delay the development of our product and service solutions, cause us to lose customers and prevent us from growing our business, any of which could also cause our stock price to decline.
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
We may incur liability as a result of providing consulting and diagnostic analysis and interpretation services.
We provide products for respiratory, cardiac safety and ePRO measurements as well as services that collect, transmit, analyze and process such data in connection with our customers’ clinical trials. It is possible that liability may be asserted against us and the physicians who provide services for us for failing to accurately diagnose a medical problem indicated by such diagnostic services or for failing to disclose a medical problem to the investigator responsible for the subject being tested. In addition, product liability claims could be asserted against us if our diagnostic devices fail to perform to their specification or to the expectation of our customers or their patients. If we are found liable, we may be forced to pay fines and damages and to discontinue a portion of our operations. The contractual protections included in our customer contracts and our insurance coverage may not be sufficient to protect us against such liability. If the protections are not adequate, our profitability would be negatively impacted and also our stock price would likely fall.
Our business could be seriously harmed by our dependence on a limited number of suppliers.
We depend upon a limited number of suppliers for specific components of our product and service solutions. We may increase our dependence on certain suppliers as we continue to develop and enhance our product and service solutions. Our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required components, reduced services capacity, price increases, delayed supplier performance and poor component and services quality. For instance, we rely on a limited number of providers to supply ECG equipment, software applications designed for the on-screen measurement of ECG signals and server facilities. If we are unable to obtain products and services from third-party suppliers in the quantities and of the quality that we need, on a timely basis or at acceptable prices, we may not be able to deliver our service solutions on a timely or cost-effective basis to our customers, and our business, results of operations and financial condition could be seriously harmed. Moreover, delays or interruptions in our service, including without limitation delays or interruptions resulting from a change in suppliers, may reduce our revenues, cause customers to terminate their contracts and adversely affect our customer renewals. If these companies were to terminate their arrangements with us or we were otherwise required to find alternative suppliers to provide the required capacity and quality on a timely basis, sales of our solutions would be delayed. To qualify a new supplier and familiarize it with our solutions, quality standards and other requirements is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative relationships on acceptable terms.

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
The diagnostic equipment that we manufacture, acquire and lease could become obsolete due to technological advance. We may not be able to provide the quantity of equipment needed to service our customers. We may fail to obtain the necessary certifications for use of the equipment. Any such development would reduce our revenues and profitability.
We manufacture, acquire and lease equipment, which we provide to our customers to perform our service solutions. This equipment may become obsolete due to advances in technology and the introduction of newer equipment models prior to the time that we have fully depreciated the asset or fulfilled our lease obligations. This could result in us recording additional expense to write-off the book value of the equipment. In addition, certifications are required for the use of certain diagnostic equipment. We have been able to maintain such certifications in the past, but if the requirements for these certifications change or other factors lead to our failure to be compliant, we will lose the certifications and may not be able to satisfy the equipment needs of our customers, which may jeopardize our business relationship and our ability to continue providing products and services. As a result, we may lose clinical customers if adequate equipment is not available, resulting in reduced revenues and profitability.
Capacity constraint or system failures could result in the loss of or liability to customers, which could reduce our revenues, increase our expenses and reduce profitability.
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
If our customers experience any significant level of problems with our technology, we may become liable to those customers, we may be unable to persuade our customers to change from a manual, paper-based process and we may lose customers. The success of our product and service solutions depends on the ability to protect against:
•	medical device malfunctions;
•	software or hardware malfunctions that interrupt operation of our applications or cause loss of data integrity;
•	power loss or telecommunications failures;
•	overloaded systems;
•	human error; and
•	natural disasters.

Rapidly changing technology may impair our ability to develop and market our solutions and cause us to become less competitive.
Our failure to continuously offer competitive product and service solutions could cause us to lose customers and prevent us from successfully marketing our solutions to prospective customers. As a result, our revenues and profitability would likely decline. Because our business relies on technology, we are susceptible to:
•	rapid technological change;
•	changing customer needs;
•	frequent new product introductions; and
•	evolving industry standards.
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
If we are unable to protect our proprietary technology, including both software and devices, or maintain our technological advantages, we may lose our intellectual property rights and become less competitive.
If we fail to protect our intellectual property from infringement, other companies may use our intellectual property to offer competitive products at lower prices. If we fail to compete effectively against these companies, we could lose customers and experience a decline in sales of our solutions. To protect our intellectual property rights, we rely on a combination of copyright and trade secret laws and restrictions on disclosure. In addition, in 2004 we were issued a U.S. Patent on over 50 claims directed to various features of our EXPERT® workflow enabled data handling technology. On February 2, 2010, we were issued a series of new claims under the same U.S. Patent, which further extends our existing patent protection for the processes embedded in our EXPERT® 2 technology platform. These new patent claims span a series of innovative and automated processes furthering the science of cardiac safety. The intellectual property received as part of the RS acquisition includes a portfolio of patents in the U.S. and other countries spanning processes related to medical devices, algorithms, ECGs and spirometry. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products and technology. In addition, our patents could be successfully challenged as invalid. Monitoring unauthorized use of our solutions is difficult and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Goodwill is subject to impairment which could result in a significant expense.
We have recorded approximately $70.8 million in goodwill as a result of the RS and CCSS acquisitions. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. Although we made no adjustments as a result of the impairment test as of December 31, 2009, if we determine in connection with future tests that the carrying value of goodwill may not be recoverable, we will base the measurement of any impairment on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. An impairment could result in a write-off of goodwill which would reduce our profitability in the period of the write-off.
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
Any potential intellectual property litigation also could force us to do one or more of the following:
•	stop using the challenged intellectual property or selling our product or product and service solutions that incorporate it;
•	obtain a license to use the challenged intellectual property or to sell product or service solutions that incorporate it, which could be costly or unavailable; and
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
A key element of our business strategy is to expand our international operations, and the RS acquisition has substantially increased our operations in Europe. We face a number of risks and expenses that are inherent in operating in foreign countries and, accordingly, our international operations may not achieve profitability consistently each year. The risks to us from our international operations include:
•	government regulations;
•	trade restrictions;
•	burdensome foreign taxes;
•	exchange rate controls and currency exchange rate fluctuations;
•	political and economic instability;
•	varying technology standards; and
•	difficulties in staffing and managing foreign operations.
We are subject to a variety of government regulations in the countries where we market our product and service solutions. We currently operate in the United Kingdom and Germany through foreign subsidiaries and may operate in the future in other countries through additional foreign subsidiaries. If we form foreign subsidiaries outside of the United Kingdom and Germany, we may need to withhold taxes on earnings or other payments they distribute to us. Generally, we can claim a foreign tax credit against our federal income tax expense for these taxes. However, the United States tax laws have a number of limitations on our ability to claim that credit or to use any foreign tax losses, which could result in higher payment by us of taxes in the United States. We may also need to include our share of our foreign subsidiaries’ earnings in our income even if the subsidiaries do not distribute money to us. As a result, less cash would be available to us in the United States.
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
Our revenue and earnings are exposed to exchange rate fluctuations, which has substantially affected our operating results.
We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results.
While a majority of the revenue of our foreign operations are denominated in US dollars, the rest of the revenue and most of the expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the euro, and are translated into U.S. dollars for financial reporting purposes. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.
Our effective income tax rate may fluctuate from quarter-to-quarter, which may affect our earnings and earnings per share.
Our quarterly effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have a material adverse effect on our net income and earnings per share. Factors that affect the effective income tax rate include, but are not limited to:
•	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no tax benefit can be recognized;
•	actual and projected full year pretax income;
•	changes in tax laws in various taxing jurisdictions;
•	audits by taxing authorities; and
•	the establishment of valuation allowances against deferred tax assets if it is determined that it is more likely than not that future tax benefits will not be realized.
Additionally, recently proposed changes to the U.S. international tax laws would limit U.S. deductions for expenses related to offshore earnings and modify the U.S. foreign tax credit and “check-the-box” rules. It is unclear whether these proposed tax reforms will be enacted or, if enacted, what the scope of the reforms will be. Any potential changes from this proposal or from the other factors described above could cause fluctuations in our effective income tax rate that could cause fluctuations in our earnings and earnings per share, which can affect our stock price.
Our existing credit facility contains covenants that limit our flexibility and prevent us from taking certain actions.
The agreement in connection with our 2010 credit facility requires us to maintain a maximum senior leverage ratio of 2.0 to 1.0 and a minimum debt service coverage ratio of 1.5 to 1.0. The agreement contains other customary affirmative and negative covenants including, but not limited to, limitation upon our ability to:
•	incur liens or indebtedness;
•	merge, consolidate or dispose of assets;
•	make loans or investments;
•	pay dividends or other distributions;
•	engage in certain transactions with affiliates; and
•	change our business or amend our organizational documents.
The agreement contains events of default customary for facilities of this type including, but not limited to:
•	nonpayment of principal, interest, fees or other amounts when due;
•	breach of any representations or warranties;
•	breach of any affirmative or negative covenants, subject to any applicable cure periods;
•	default in respect of any indebtedness of us or any of our subsidiaries in an amount in excess of $1.0 million;

•	bankruptcy, insolvency or similar events involving us or any of our subsidiaries;
•	entry of a judgment against us or any of our subsidiaries of at least $750,000;
•	a change of control;
•	certain adverse events under our ERISA plans or those of our subsidiaries; and
•	the occurrence of any event that has or could reasonably be expected to have a material adverse effect as define in the agreement.
These covenants may limit our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities. Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their scheduled due date.
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

eResearchTechnology, Inc. (Registrant)
Date: August 9, 2010	By:	/s/ Michael J. McKelvey
Michael J. McKelvey
President and Chief Executive Officer, (Principal executive officer)

Date: August 9, 2010	By:	/s/ Keith D. Schneck
Keith D. Schneck
Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.