Form 10-Q
period 2010-09-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2010-11-09
CIK 1026650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
The number of shares of Common Stock, $.01 par value, outstanding as of October 22, 2010, was 49,057,842.

eResearchTechnology, Inc. and Subsidiaries

Part 1. Financial Information
Item 1. Financial Statements
eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	December 31, 2009	September 30, 2010

Assets
Current Assets:
Cash and cash equivalents	$68,979	$19,333
Short-term investments	9,782	50
Investment in marketable securities	1,026	648
Accounts receivable, less allowance for doubtful accounts of $548 and $785, respectively	16,579	37,225
Inventory	—	3,879
Prepaid income taxes	2,698	2,989
Prepaid expenses and other	3,308	5,516
Deferred income taxes	1,649	2,411

Total current assets	104,021	72,051
Property and equipment, net	24,205	41,809
Goodwill	34,676	71,613
Intangible assets	1,607	19,565
Other assets	352	513

Total assets	$164,861	$205,551

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,007	$3,874
Accrued expenses	5,990	13,499
Income taxes payable	346	—
Deferred revenues	11,728	13,283

Total current liabilities	21,071	30,656
Deferred rent	2,357	2,220
Deferred income taxes	2,502	2,098
Long-term debt	—	21,000
Other liabilities	1,259	2,220

Total liabilities	27,189	58,194

Commitments and contingencies

Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 60,189,235 and 60,453,270 shares issued, respectively	602	604
Additional paid-in capital	97,367	99,723
Accumulated other comprehensive loss	(1,580)	(4)
Retained earnings	121,166	126,917
Treasury stock, 11,589,603 shares at cost	(79,883)	(79,883)

Total stockholders’ equity	137,672	147,357

Total liabilities and stockholders’ equity	$164,861	$205,551

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Net revenues:
Services	$15,969	$25,929	$48,292	$59,461
Site support	6,757	19,199	19,895	36,631
EDC licenses and services	—	—	2,501	—

Total net revenues	22,726	45,128	70,688	96,092

Costs of revenues:
Cost of services	7,577	13,526	22,941	29,162
Cost of site support	3,418	11,505	10,523	19,261
Cost of EDC licenses and services	—	—	863	—

Total costs of revenues	10,995	25,031	34,327	48,423

Gross margin	11,731	20,097	36,361	47,669

Operating expenses:
Selling and marketing	3,056	4,478	9,756	11,827
General and administrative	2,977	7,780	10,581	22,278
Research and development	989	1,250	3,131	3,177

Total operating expenses	7,022	13,508	23,468	37,282

Operating income	4,709	6,589	12,893	10,387
Foreign exchange losses	(173)	(1,745)	(543)	(1,267)
Other income (expense), net	91	(199)	168	(181)

Income before income taxes	4,627	4,645	12,518	8,939
Income tax provision	1,808	1,472	5,081	3,188

Net income	$2,819	$3,173	$7,437	$5,751

Net income per share:
Basic	$0.06	$0.06	$0.15	$0.12

Diluted	$0.06	$0.06	$0.15	$0.12

Shares used in computing net income per share:
Basic	48,452	48,860	49,399	48,789

Diluted	48,755	49,258	49,698	49,162

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30
	2009	2010
Operating activities:
Net income	$7,437	$5,751
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of EDC operations	(530)	—
Depreciation and amortization	9,694	12,753
Cost of sales of equipment	93	767
Provision for uncollectible accounts	210	—
Share-based compensation	2,145	2,048
Deferred income taxes	347	(1,043)
Changes in operating assets and liabilities:
Accounts receivable	12,516	(6,429)
Inventory	—	(984)
Prepaid expenses and other	(1,269)	(640)
Accounts payable	(69)	1,622
Accrued expenses	(3,728)	5,145
Income taxes	(2,955)	(1,125)
Deferred revenues	588	1,153
Deferred rent	211	(225)

Net cash provided by operating activities	24,690	18,793

Investing activities:
Purchases of property and equipment	(3,567)	(15,987)
Purchases of investments	—	(999)
Proceeds from sales of investments	—	10,731
Payment related to sale of EDC operations	(1,150)	—
Payments for acquisitions	(655)	(82,789)

Net cash used in investing activities	(5,372)	(89,044)

Financing activities:
Proceeds from long-term debt	—	23,000
Repayment of long-term debt	—	(2,000)
Repayment of capital lease obligations	(43)	—
Proceeds from exercise of stock options	372	215
Stock option income tax benefit	134	29
Repurchase of common stock for treasury	(15,120)	—

Net cash (used in) provided by financing activities	(14,657)	21,244

Effect of exchange rate changes on cash	1,030	(639)

Net increase (decrease) in cash and cash equivalents	5,691	(49,646)
Cash and cash equivalents, beginning of period	66,376	68,979

Cash and cash equivalents, end of period	$72,067	$19,333

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company,” “ERT” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2009 and in our Report on Form 10-Q for the quarter ended June 30, 2010, in each case as filed with the Securities and Exchange Commission (SEC). Subsequent events have been evaluated for disclosure and recognition.
ERT® and EXPeRT® are registered trademarks of eResearchTechnology, Inc.
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
Business Combinations
On May 28, 2010, we acquired Research Services Germany 234 GmbH (Research Services or RS), which was formed as a result of a demerger of CareFusion Germany 234 GmbH under German law, which effectively divided CareFusion Germany 234 GmbH into RS and another entity. RS is comprised of the research services division of CareFusion Germany 234 GmbH and certain research operations of CareFusion Corporation (CareFusion). RS is a leading provider of respiratory diagnostics services and a manufacturer of diagnostic devices and also offers cardiac safety and ePRO services. We paid $82.6 million for RS. The acquisition and related transaction costs was financed from our existing cash and a portion of the $23.0 million drawn from our new $40.0 million revolving credit facility through Citizens Bank of Pennsylvania. The credit facility was established on May 27, 2010. See Note 4 for additional disclosure on the RS acquisition and Note 7 for additional disclosure regarding the revolving credit facility.
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
Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the pharmaceutical, biotechnology and medical device industries. For the nine months ended September 30, 2009 and 2010, one client accounted for approximately 17% and 24% of net revenues, respectively. The loss of this client could have a material adverse effect on our operations. We maintain reserves for potential credit losses. Such losses, in the aggregate, have not historically exceeded management’s estimates.
Cash and Cash Equivalents
We consider cash on deposit and in overnight investments and investments in money market funds with financial institutions to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds. At December 31, 2009 and September 30, 2010, approximately $13.1 million and $5.6 million, respectively, was held by our UK subsidiary. At September 30, 2010, approximately $6.6 million was held by our German subsidiary.

Short-term Investments and Investments in Marketable Securities
At September 30, 2010, short-term investments consisted of an auction rate security issued by a municipality while marketable securities consisted of common stock received from the buyer of certain assets of our EDC operations. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. We classified our short-term investments and investment in marketable securities at December 31, 2009 and September 30, 2010 as available-for-sale. At December 31, 2009 and September 30, 2010, unrealized gains and losses were immaterial. Realized gains and losses during the nine months ended September 30, 2009 and 2010 were immaterial. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification.
The following summarizes the short-term investments at December 31, 2009 and September 30, 2010 (in thousands):

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized cost	Gains	Losses	Fair Value
Municipal securities	$6,764	$—	$(2)	$6,762
Corporate debt securities	1,769	1	—	1,770
Bonds of government sponsored agencies	1,250	—	—	1,250

Total short-term investments as of December 31, 2009	$9,783	$1	$(2)	$9,782

	September 30, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized cost	Gains	Losses	Fair Value
Municipal securities	$50	$—	$—	$50

Total short-term investments as of September 30, 2010	$50	$—	$—	$50

Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three years for computer and other equipment, two to four years for rental equipment, five years for furniture and fixtures and three to five years for system development costs. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Depreciation expense was $2.1 million and $3.2 million for the three months ended September 30, 2009 and 2010, respectively, and $6.7 million and $6.8 million for the nine months ended September 30, 2009 and 2010, respectively.
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
Amortization of capitalized software development costs is charged to costs of revenues. Amortization of capitalized software development costs was $0.8 million and $0.9 million for the three months ended September 30, 2009 and 2010, respectively, and $2.5 million and $2.7 million for the nine months ended September 30, 2009 and 2010, respectively. For the nine-month periods ended September 30, 2009 and 2010, we capitalized $1.9 million and $4.3 million, respectively, of software development costs. As of September 30, 2010, $6.2 million of capitalized costs had not yet been placed in service and were therefore not being amortized.
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
The gross cost for rental equipment was $37.3 million and $55.3 million at December 31, 2009 and September 30, 2010, respectively. The accumulated depreciation for rental equipment was $30.9 and $34.3 million at December 31, 2009 and September 30, 2010, respectively. At December 31, 2009, rental equipment consisted solely of cardiac safety equipment, whereas at September 30, 2010, rental equipment included cardiac safety, respiratory and ePRO equipment.
Goodwill
The carrying value of goodwill was $34.7 million as of December 31, 2009 and $71.6 million as of September 30, 2010. During the first nine months of 2010, goodwill increased $36.8 million due to the acquisition of RS. See Note 4 for additional disclosure regarding the RS and Covance Cardiac Safety Services (CCSS) acquisitions. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2009 or during the nine months ended September 30, 2010.
When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.
Long-lived Assets
When events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during either of the nine-month periods ended September 30, 2009 or 2010.
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
Share-Based Compensation
Accounting for Share-Based Compensation
Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The aggregate share-based compensation expense recorded in the consolidated statements of operations for each of the three month periods ended September 30, 2009 and 2010 was $0.6 million. The aggregate share-based compensation expense recorded in the consolidated statements of operations for each of the nine-month periods ended September 30, 2009 and 2010 was $2.1 million.
Valuation Assumptions for Options Granted
The fair value of each stock option granted during the nine months ended September 30, 2009 and 2010 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table.

	2009	2010
Risk-free interest rate	1.34%	2.44%
Expected life	3.5 years	3.8 years
Expected volatility	63.98%	61.73%
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. The above assumptions were used to determine the weighted-average per share fair value of $2.14 and $3.24 for stock options granted during the first nine months of 2009 and 2010, respectively.

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
On April 26, 2007, the stockholders approved the adoption of the Company’s Amended and Restated 2003 Equity Incentive Plan (the “Amended 2003 Plan”) which included prohibition on repricing of any stock options granted under the Plan unless the stockholders approve such repricing and permitted awards of stock appreciation rights, restricted stock, long term performance awards and performance shares in addition to grants of stock options. On April 29, 2009 the Board of Directors approved a revised amendment to the Amended 2003 Plan that provides for the inclusion of restricted stock units in addition to the other equity-based awards authorized thereunder and eliminated the fixed option grants to outside directors. Restricted stock was granted for the first time in 2010 and is being recorded as compensation expense over the one-year vesting period or the four-year vesting period for grants to the Company’s directors and management, respectively. In accordance with the terms of the Amended 2003 Plan, there are a total of 7,318,625 shares reserved for issuance under the Amended 2003 Plan and there were 1,254,321 shares available for grant as of September 30, 2010.
Information regarding the stock option and equity incentive plans for the nine months ended September 30, 2010 is as follows:

			Remaining
		Weighted	Contractual	Intrinsic
		Average	Term	Value
Share Options	Shares	Exercise Price	(in years)	(in thousands)
Outstanding as of January 1, 2010	4,406,606	$9.62
Granted	877,930	6.46
Exercised	(60,256)	3.58
Cancelled/forfeited	(60,087)	8.41

Outstanding as of September 30, 2010	5,164,193	$9.17	4.5	$5,867

Options exercisable or expected to vest at September 30, 2010	4,705,272	$9.38	4.3	$5,354

Options exercisable at September 30, 2010	3,107,125	$10.80	3.6	$2,659

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Outstanding as of January 1, 2010	—	$—
Granted	203,779	6.22
Exercised	—	—
Cancelled/forfeited	—	—

Outstanding as of September 30, 2010	203,779	$6.22

The aggregate intrinsic value in the share options table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the third quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended September 30, 2009 and 2010 was $0.3 million and $0.2 million, respectively.
As of September 30, 2010, 3,107,125 options with a weighted average exercise price of $10.80 per share were exercisable under the 1996 Plan and the 2003 Plan.
As of September 30, 2010, there was $5.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options and restricted stock awards) granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.
Tax Effect Related to Share-based Compensation Expense
Income tax effects of share-based payments are recognized in the consolidated financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the consolidated statements of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our consolidated statements of operations for the nine months ended September 30, 2009 and 2010 related to stock-based compensation expense was approximately $0.4 million and $0.3 million, respectively.
Note 3. Fair Value of Financial Instruments
A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Fair value is based upon an exit price model.
We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. Available-for-sale securities as of September 30, 2010 consisted of an auction rate security, or ARS, issued by a municipality and common stock received from the buyer of certain assets of our EDC operations. Available-for-sale securities are included in short-term investments in our consolidated balance sheets with the exception of the common stock which is included in investment in marketable securities. The marketable securities, which were priced at a discount due to a restriction on trading that was in effect until June 23, 2010, are included in investments in marketable securities in our consolidated balance sheets. The discount on the marketable securities was valued using an option pricing model and takes into consideration multiple inputs including quoted prices of the securities, volatility factors and discount rates. The three levels of the fair value hierarchy are described below:
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

The following tables represent our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2009 and September 30, 2010 (in thousands):

	Fair Value Measurements at December 31, 2009
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$68,979	$68,979	$—	$—
Municipal securities	6,762	6,712	—	50
Corporate debt securities	1,770	1,770	—	—
Bonds of government sponsored agencies	1,250	1,250	—	—
Marketable securities	1,026	—	1,026	—

Total	$79,787	$78,711	$1,026	$50

	Fair Value Measurements at September 30, 2010
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$19,333	$19,333	$—	$—
Municipal securities	50	—	—	50
Marketable securities	648	—	648	—

Total	$20,031	$19,333	$648	$50

Cash and cash equivalents consist primarily of checking accounts and highly rated money market funds with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity. Bank debt consists of loans drawn under our bank credit facility. Based on our assessment of the current financial market and corresponding risks associated with the debt, we believe that the carrying amount of bank debt at September 30, 2010 approximates fair value.
Note 4. Business Combinations
Research Services (RS)
On May 28, 2010, we acquired RS. See Note 2 for a summary of the terms of this acquisition. We have included RS’s operating results in our consolidated statements of operations from the date of the acquisition. We present pro forma results of operations for RS because the effect of this acquisition was material to ERT on a standalone basis. We paid $82.6 million for RS after giving effect to closing balance sheet working capital adjustments of $1.9 million. We have additionally incurred approximately $0.1 million and $4.1 million in the three and nine months ended September 30, 2010, respectively, in transaction costs which were included in general and administrative expenses. Our actual consolidated financial results for the nine months ended September 30, 2010 included RS revenue of $27.2 million, operating income of $3.6 million and net income of $1.9 million. The tax bases of the assets acquired and liabilities assumed in the RS transaction were stepped-up to fair value at the date of the RS acquisition.

The RS acquisition purchase consideration of $82.6 million has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, as revised, as follows (in thousands):

Fair value of assets acquired:
Cash	$149
Accounts receivable	12,687
Inventory	2,598
Other current assets	1,142
Property and equipment, net	11,179
Goodwill, including workforce	36,756
Other intangible assets, net	21,349
Other assets	407
Liabilities assumed:
Accrued and other liabilities	(3,257)
Deferred revenue	(375)

Net assets acquired	$82,635

During the three months ended September 30, 2010, goodwill decreased $0.4 million due to valuation adjustments to intangible assets and deferred revenue. During the three months ended September 30, 2010, there was a $0.6 million reduction in the completion payment to CareFusion as a result of changes in estimates related to accounts receivable and prepaid expenses. $2.5 million was accrued for the completion payment at June 30, 2010 and $1.9 million was actually paid during the three months ended September 30, 2010 after the $0.6 million reduction.
Pro Forma Results
The unaudited financial information in the table below summarizes the combined results of operations for us and RS on a pro forma basis as though the companies had been combined as of the beginning of each of the periods presented after giving effect to certain adjustments. Our historical results of operations for the three and nine months ended September 30, 2010, included the results of RS since May 28, 2010, the date of acquisition. The unaudited pro forma financial information for the three and nine months ended September 30, 2009 and the nine months ended September 30, 2010 combines our historical results for these periods with the historical results for the comparable reporting periods for RS. The unaudited pro forma financial information below is for informational purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of each of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Acquisition-related transaction costs of $4.1 million were excluded from the pro forma results for the nine months ended September 30, 2010. Pro forma adjustments are tax-effected at our effective tax rate.

	Three Months Ended
	September 30,	Nine Months Ended September 30,
	2009	2009	2010
	(Unaudited, in thousands except per share amounts)

Revenue	$35,799	$103,951	$124,432
Operating income	3,151	11,597	16,153
Net income	1,601	5,945	9,807

Basic net income per share	$0.03	$0.12	$0.20
Diluted net income per share	$0.03	$0.12	$0.20

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

Lease
Liability
Balance at December 31, 2009	$1,758
Adjustments to previous estimates	593
Cash payments	(369)

Balance at September 30, 2010	$1,982

Based on the continued poor commercial rental market in Reno, we determined to increase our reserve as of June 30, 2010 by $0.6 million to provide for any estimated costs for the remaining lease term.
Note 5. Inventory
Inventory consisted of the following:

September 30, 2010
(Unaudited, in
thousands)

Raw materials	$1,575
Work in process	756
Finished goods	1,548

Inventory	$3,879

Note 6. Intangible Assets
Amortization of intangible assets represents the amortization of the intangible assets from the RS and CCSS acquisitions. The gross and net carrying amounts of the acquired intangible assets as of December 31, 2009 (CCSS only) and September 30, 2010 were as follows (in thousands):
RS

	September 30, 2010
					Estimated
		Accumulated			Useful Life (in
Description	Gross Value	Amortization	Net Book Value		years)
Backlog	$12,782	$2,678	$10,104	*	4
Technology	8,248	344	7,904		8
Covenants not-to-compete	319	28	291		4

Total	$21,349	$3,050	$18,299

*	The backlog is being amortized over four years on an accelerated basis.
The related amortization expense reflected in our consolidated statements of operations for the three and nine months ended September 30, 2010 was $2.4 million and $3.1 million, respectively.

Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31 (the 2010 amount represents the amortization expense to be recognized over the last three months of the year) (in thousands):

Amortization of
Intangible
Years ending December 31,	Assets
2010	$2,288
2011	6,735
2012	3,238
2013	1,451
2014	1,064
Thereafter	3,523

Total	$18,299

CCSS

	December 31, 2009
					Estimated
		Accumulated			Useful Life (in
Description	Gross Value	Amortization	Net Book Value		years)
Backlog	$1,900	$1,643	$257	*	3
Customer Relationships	1,700	350	$1,350		10
Technology	400	400	$—		1

Total	$4,000	$2,393	$1,607

	September 30, 2010
					Estimated
		Accumulated			Useful Life (in
Description	Gross Value	Amortization	Net Book Value		years)
Backlog	$1,900	$1,858	$42	*	3
Customer Relationships	1,700	476	$1,224		10
Technology	400	400	$—		1

Total	$4,000	$2,734	$1,266

*	The backlog is being amortized over three years on an accelerated basis.
Backlog is being amortized over three years on an accelerated basis. Customer relationships are being amortized over ten years using the straight-line method and technology was amortized over one year using the straight-line method.
The related amortization expense reflected in our consolidated statements of operations for the three and nine months ended September 30, 2009 was $0.1 million and $0.4 million, respectively. The related amortization expense reflected in our consolidated statements of operations for the three and nine months ended September 30, 2010 was $0.1 million and $0.3 million, respectively.
Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31 (the 2010 amount represents the amortization expense to be recognized over the last three months of the year (in thousands)):

Years ending December 31,	Amortization of Intangible Assets
2010	$90
2011	170
2012	170
2013	170
2014	170
Thereafter	496

Total	$1,266

Note 7. Credit Agreement
On May 27, 2010, we entered into a credit agreement (Credit Agreement) with Citizens Bank of Pennsylvania (Lender) which provides for a $40 million revolving credit facility. Also on May 27, 2010, we borrowed $23.0 million under the Credit Agreement to finance a portion of the purchase price for RS and related transaction costs and to provide working capital. At our option, borrowings under the Credit Agreement bear interest either at the Lender’s prime rate or at a rate equal to LIBOR plus a margin ranging from 1.00% to 1.75% based on our senior leverage ratio as calculated under the Credit Agreement. In addition, we pay a quarterly unused commitment fee ranging from 0.10% to 0.20% of the unused commitment based on our senior leverage ratio. From the initial borrowing on May 27, 2010 through September 30, 2010, the annual interest rate ranged from 1.35% to 1.60% and the unused commitment fee was 0.10% resulting in a payment of $0.1 million for the three and nine months ended September 30, 2010. Borrowings under the Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. In the three months ended September 30, 2010, we repaid $2.0 million which reduced the balance outstanding to $21.0 million at September 30, 2010. The Credit Agreement terminates, and any outstanding borrowings mature, on May 27, 2013.
The Credit Agreement requires us to maintain a maximum senior leverage ratio of 2.0 to 1.0 and a minimum debt service coverage ratio of 1.5 to 1.0, in each case as calculated under the Credit Agreement. The Credit Agreement contains other customary affirmative and negative covenants and customary events of default.
At September 30, 2010, we were in compliance with all debt covenants. Borrowings under the line of credit are secured by 65% of the capital stock of certain of our foreign subsidiaries.
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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share amounts):

	Net		Per Share
Three Months Ended September 30,	Income	Shares	Amount
2009

Basic net income	$2,819	48,452	$0.06
Effect of dilutive shares	—	303	—

Diluted net income	$2,819	48,755	$0.06

2010

Basic net income	$3,173	48,860	$0.06
Effect of dilutive shares	—	398	—

Diluted net income	$3,173	49,258	$0.06

	Net		Per Share
Nine Months Ended September 30,	Income	Shares	Amount
2009

Basic net income	$7,437	49,399	$0.15
Effect of dilutive shares	—	299	—

Diluted net income	$7,437	49,698	$0.15

2010

Basic net income	$5,751	48,789	$0.12
Effect of dilutive shares	—	373	—

Diluted net income	$5,751	49,162	$0.12

In computing diluted net income per share, options to purchase 2,926,000 and 2,609,000 shares of common stock were excluded from the computations for the three months ended September 30, 2009 and 2010, respectively, and options to purchase 3,032,000 and 2,731,000 shares of common stock were excluded from the computations for the nine months ended September 30, 2009 and 2010, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Net income	$2,819	$3,173	$7,437	$5,751

Other comprehensive income (loss):
Change in unrealized losses on marketable securities	(27)	(211)	(246)	(246)
Currency translation adjustment	(561)	4,206	1,285	1,822

Comprehensive income, net of tax	$2,231	$7,168	$8,476	$7,327

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
Note 11. Income Taxes
At December 31, 2009 and September 30, 2010, we had $0.2 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.
Our effective income tax rate was 39.1% and 31.7% for the three months ended September 30, 2009 and 2010, respectively, and 40.6% and 35.7% for the nine months ended September 30, 2009 and 2010, respectively. Through September 30, 2009, we calculated our transfer pricing for Cardiac Safety services using a profit split methodology based on cost. Subsequent to September 30, 2009, the profit split transfer pricing methodology was modified for Cardiac Safety services to allocate costs based on revenue instead of allocating revenue based on costs. Our effective income tax rates for the three and nine months ended September 30, 2010 were benefited by the lower tax rates applicable to the RS operations, which operates primarily in Germany which has a lower tax rate than our historic effective tax rate, and also from organizational restructuring activities undertaken in the third quarter of 2010 which resulted in a reduction in the effective tax rate.
Note 12. Related Party Transactions
Our Chairman, Dr. Morganroth, is a cardiologist who, through his wholly-owned professional corporation, provides medical professional services to the Company and receives consulting fees as an independent contractor. Additionally, beginning in January 2007, we entered into an arrangement with Dr. Morganroth’s professional corporation, relating to Dr. Morganroth’s initiation of a consulting practice for us through the transition of his historic consulting services to us. In return, Dr. Morganroth’s professional corporation receives a percentage fee of 80% of the net amounts we bill for Dr. Morganroth’s services to our customers. Our Executive Vice President and Chief Medical Officer is responsible for assigning the consulting work to internal and external resources based upon the requirements of the engagement. Beginning in March 2010, we entered into a new arrangement with Dr. Morganroth’s professional corporation which eliminated the consulting fees other than the percentage fees. We recorded revenues in connection with services billed to customers under this consulting arrangement of approximately $0.4 million in each of the three-month periods ended September 30, 2009 and 2010 and $1.0 million in each of the nine month periods ended September 30, 2009 and 2010. We incurred percentage fees under this consulting arrangement of approximately $0.3 million in each of the three-month periods ended September 30, 2009 and 2010, and $0.8 million in each of the nine-month periods ended September 30, 2009 and 2010. Total amounts payable incurred under this consulting arrangement, including consulting fees and the percentage fees, approximated $0.4 million and $0.3 million in the three months ended September 30, 2009 and 2010, respectively, and $1.1 million and $0.8 million in the nine months ended September 30, 2009 and 2010, respectively. At December 31, 2009 and September 30, 2010, we owed $0.1 million to the professional corporation in connection with this consulting agreement, which is included in accounts payable.

Note 13. Commitments and Contingencies
We have a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 Interactive Voice Response (IVR) clinical assessments offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of September 30, 2010, we had paid HTS $1.5 million for the license and $1.0 million in advanced payments against future royalties. As of September 30, 2010, HTS had earned royalties of $0.2 million, which were offset against these advanced payments. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. Any royalties earned by HTS will be applied against these payments. All future payments to HTS will be solely based on royalty payments based on revenues received from ePRO™ sales.
On November 28, 2007, we completed the acquisition of CCSS. Under the terms of the purchase agreement, we purchased all of the outstanding shares of capital stock of CCSS in consideration of an upfront cash payment of $35.2 million plus additional cash payments of up to approximately $14.0 million, based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. Through September 30, 2010, Covance earned $5.3 million of this contingent amount with less than $0.1 million earned during the three months ended September 30, 2010. At September 30, 2010, $0.1 million of the contingent amount earned remained to be paid to Covance, which we recorded in accounts payable. These contingent payments increased goodwill by $5.3 million. The period for contingent payments runs through December 31, 2010. The acquisition included a marketing agreement under which Covance is obligated to use us as its provider of centralized cardiac safety solutions, and to offer these solutions to Covance’s clients, on an exclusive basis, for a 10-year period, subject to certain exceptions. We expense payments to Covance based upon a portion of the revenues we receive during each calendar year of the 10-year term that are based primarily on referrals made by Covance under the agreement. The agreement does not restrict our continuing collaboration with our other key CRO, Phase I units, Academic Research Centers and other strategic partners.
On September 10, 2010, we announced that Michael McKelvey will be retiring from his positions as President and Chief Executive Officer and a director of ERT. The Company’s Board of Directors has begun a search for a successor. Dr. McKelvey will continue in his current position until a successor is appointed or earlier, based on mutual agreement of Dr. McKelvey and the Board. In recognition of his service to ERT, the Board agreed that Dr. McKelvey would be entitled to retirement benefits equal to the severance benefits to which he would have been entitled under his employment agreement had the Company terminated his employment without cause. As a result, we have recorded approximately $0.6 million of incremental expense in the three months ended September 30, 2010, to fully record the estimated cost of these retirement benefits.
Note 14. Operating Segments / Geographic Information
We consider our business to consist of one segment which is providing technology and service solutions to collect, interpret and distribute diagnostic data principally used by the pharmaceutical industry as part of clinical drug trials. We operate on a worldwide basis with two primary locations in the United States, categorized below as North America, and one primary location each in the United Kingdom and Germany. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology, and revenues are generally allocated to the geographic segment where the work is performed.

Geographic information is as follows (in thousands of dollars):

	Three Months Ended September 30, 2009
	North
	America	UK	Germany	Eliminations	Total
Service revenues	$13,505	$2,464	$—	$—	$15,969
Site support revenues	4,803	1,954	—	—	6,757

Net revenues from external customers	$18,308	$4,418	$—	$—	$22,726

Operating income	$4,003	$706	$—	$—	$4,709
Long-lived assets	$20,717	$3,049	$—	$—	$23,766
Total assets	$139,894	$20,301	$—	$—	$160,195

	Three Months Ended September 30, 2010
	North
	America	UK	Germany	Eliminations	Total
Service revenues	$11,037	$5,553	$9,339	$—	$25,929
Site support revenues	4,606	2,445	12,148	—	19,199

Net revenues from external customers	15,643	7,998	21,487	—	45,128
Intersegment revenues	1,100	39	—	(1,139)	—

Total revenues	$16,743	$8,037	$21,487	$(1,139)	$45,128

Operating income (A)	$1,702	$1,835	$3,052	$—	$6,589
Long-lived assets	$22,762	$6,017	$13,030	$—	$41,809
Total assets	$94,223	$15,290	$96,038	$—	$205,551

	Nine Months Ended September 30, 2009
	North
	America	UK	Germany	Eliminations	Total
Service revenues	$41,109	$7,183	$—	$—	$48,292
Site support revenues	14,175	5,720	—	—	19,895
EDC licenses and services revenues	2,501	—	—	—	2,501

Net revenues from external customers	$57,785	$12,903	$—	$—	$70,688

Operating income	$11,185	$1,708	$—	$—	$12,893
Long-lived assets	$20,717	$3,049	$—	$—	$23,766
Total assets	$139,894	$20,301	$—	$—	$160,195

	Nine Months Ended September 30, 2010
	North
	America	UK	Germany	Eliminations	Total
Service revenues	$31,820	$15,728	$11,913	$—	$59,461
Site support revenues	14,328	7,036	15,267	—	36,631

Net revenues from external customers	46,148	22,764	27,180	—	96,092
Intersegment revenues	1,424	39	—	(1,463)	—

Total revenues	$47,572	$22,803	$27,180	$(1,463)	$96,092

Operating income (A)	$8	$6,764	$3,615	$—	$10,387
Long-lived assets	$22,762	$6,017	$13,030	$—	$41,809
Total assets	$94,223	$15,290	$96,038	$—	$205,551

(A)
North American and German operating income for the three and nine months ended September 30, 2010 included the negative impact of $0.1 million and $4.1 million, respectively, of transaction costs associated with the RS acquisition.

Through September 30, 2009, we calculated our transfer pricing for Cardiac Safety services using a profit split methodology based on cost. Subsequent to September 30, 2009, the profit split transfer pricing methodology was modified for Cardiac Safety services to allocate costs based on revenue instead of allocating revenue based on costs.
Note 15. Stock Repurchase
Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.0 million shares remain to be purchased as of September 30, 2010. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. During the three months ended September 30, 2009, we purchased 196,016 shares of our common stock at a cost of $1.1 million. During the nine months ended September 30, 2009, we purchased 2,902,735 shares of our common stock at a cost of $15.1 million. We did not purchase any shares during the nine months ended September 30, 2010.

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
These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions; our ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects and internal issues at the sponsoring client; our ability to successfully integrate acquisitions; competitive factors in the market for centralized cardiac safety and respiratory services; changes in the pharmaceutical, biotechnology and medical device industries to which we sell our solutions; technological development; and market demand. There is no guarantee that the amounts in our backlog will ever convert to revenue. Should the current economic conditions continue or deteriorate further, the cancellation rates that we have historically experienced could increase. Further information on potential factors that could affect the Company’s financial results can be found in the reports we file with the Securities and Exchange Commission.
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
Overview
eResearchTechnology, Inc. (ERT), a Delaware corporation, was founded in 1977 to provide Cardiac Safety solutions to evaluate the safety of new drugs. ERT and its consolidated subsidiaries collectively are referred to as the “Company” or “we.” ERT® and EXPeRT® are registered trademarks of eResearchTechnology, Inc. We are a global provider of technology and services to the pharmaceutical, biotechnology and medical device industries. We are the market leader in providing centralized core-diagnostic electrocardiographic (ECG) technology and services (Cardiac Safety services) to evaluate cardiac safety in clinical development. We are also a leading provider of centralized respiratory technology and services (Respiratory services) to evaluate pulmonary function efficacy and safety in clinical development. We also provide solutions to streamline the clinical trials process by automating the collection, analysis, and distribution of electronic patient reported outcomes (ePRO) clinical data using multi-mode technology in all phases of clinical development as well as providing selected medical devices for the clinical trials and healthcare industries.
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

We acquired the following key products as part of the RS acquisition:
•	MasterScope® CT — a PC-based device platform for centralized spirometry/ pulmonary function tests (PFT) and Cardiac Safety featuring fully customizable workflows that is 21 CFR 11 compliant.

•	Flow/CorScreen® CT — a desktop-based device platform for centralized spirometry and ECG featuring a built-in color printer that is customizable and 21 CFR 11 compliant.

•	Asthma Monitor AM3® — an electronic lung function monitor with text-based diary available in a broad range of languages.

•	VIAPad® — a dedicated hand held ePRO device for capturing high quality patient reported outcomes in a broad range of languages.

•	VIAPen™ — an ePRO device which utilizes digital pen technology to capture quality of life information.

•	VIAConnect® — an intelligent modem solution for transferring collected data from any patient’s home to the data center, using an analog or wireless connection.
Our acquisition of RS offers multiple strategic benefits:
•
Establishes us as one of the market leaders in respiratory core lab services in the clinical trials market. The transaction provides us with a leadership position in an attractive clinical end market and serves to diversify ERT’s revenue base.

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

•	Expands our revenue base in cardiac safety. RS has a significant, and growing, business in cardiac safety services that will add to our current position in this market.

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
Cardiac Safety solutions, including our EXPERT technology platform, provide for workflow-enabled cardiac safety data collection, interpretation and distribution of electrocardiographic (ECG) data and images as well as for analysis and cardiologist interpretation of ECGs performed on research subjects in connection with our clients’ clinical trials. EXPERT is designed specifically to address global regulatory guidance and technical standards for digital ECG processing to include digital collection, waveform measurements and annotations, review and output to the regulatory standard file format. Also included in Cardiac Safety solutions is FDA XML delivery, which provides for the delivery of ECGs in a format compliant with the United States Food and Drug Administration’s XML standard for digital ECGs. We also provide ECG equipment through rental and sales to clients to perform the ECG recordings and give them means to send such recordings to us. Our portal product, MyStudy Portal, provides sponsors and investigator sites with the ability to order supplies, gain real time reports and respond to queries via a secure web portal in lieu of less efficient means such as faxing and telephone calls.
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
We conduct our operations through offices in the United States (U.S.) and Europe (the United Kingdom and Germany). Our international net revenues represented approximately 18% and 52% of total net revenues for the nine months ended September 30, 2009 and 2010, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology which equalizes gross margins for each legal entity based upon its respective direct revenue or direct costs, as determined by the relevant revenue source. Through September 30, 2009, we calculated our transfer pricing for Cardiac Safety services using a profit split methodology based on cost. Subsequent to September 30, 2009, the profit split transfer pricing methodology was modified for Cardiac Safety services to allocate costs based on revenue instead of allocating revenue based on costs. This has resulted in an increase in revenue attributed to the UK beginning in the fourth quarter of 2009.

Results of Operations
Executive Overview
Net revenues were $45.1 million for the third quarter of 2010, an increase of $22.4 million or 98.6% from $22.7 million in the third quarter of 2009. Net revenues were $96.1 million for the nine months ended September 30, 2010, an increase of $25.4 million or 39.5% from $70.7 million in the nine months ended September 30, 2009. The revenue changes were due primarily to the contributions by our newly acquired RS business which closed on May 28, 2010. Revenue in the nine months ended September 30, 2009 included $2.5 million of EDC revenue for which we had no corresponding revenue in 2010 as this business was sold in June 2009. The general business environment across all our product lines — cardiac safety, respiratory, and ePRO — continued to improve with bookings of $59.1 million during the third quarter of 2010, backlog of $303.1 million at September 30, 2010 and we experienced a relatively strong general level of business development activities. The general business environment across all our product lines — cardiac safety, respiratory, and ePRO — continued to improve, as seen in another relatively strong bookings quarter, strong backlog and general level of business development activities. However, we have experienced an increase in the time period between booking new business and the actual start dates of these new studies which has resulted in slower growth in our cardiac safety business.
Gross margin percentage was 44.5% in the third quarter of 2010 compared to 51.6% in the third quarter of 2009. The decrease in gross margin percentage was driven by (1) inclusion of three months of RS activity in the third quarter of 2010, including amortization of acquired intangibles of $2.3 million, and RS historically has had a lower gross margin than ERT, (2) costs associated with integration related activities and (3) a higher mix of site support revenue to total revenue due to RS having a higher proportion of site support revenue with a lower gross margin than services. Our gross margin on site support was 40.1% for the third quarter, down from 49.4% a year ago and the gross margin percentage for services was 47.8% in the third quarter of 2010 compared to 52.6% in the comparable quarter a year ago.
Operating income for the third quarter of 2010 was $6.6 million or 14.6% of total net revenues compared to $4.7 million or 20.7% of total net revenues in the third quarter of 2009. Operating income for the third quarter of 2010 was negatively impacted by $2.3 million of amortization of acquisition related intangibles related to the acquisition of RS and $0.6 million of retirement costs, which reduced our operating margin by approximately 6 percentage points. Our effective income tax rate for the third quarter of 2010 was 31.7% compared to 39.1% in the third quarter of 2009 as we have benefited from the lower tax rates applicable to the RS operations in Germany and also from organizational restructuring activities undertaken in the current quarter which resulted in a reduction in the effective tax rate.
Net income for the third quarter of 2010 was $3.2 million, or $0.06 per diluted share, compared to $2.8 million, or $0.06 per diluted share, in the third quarter of 2009. Net income in the third quarter was positively impacted by the three months of contribution from RS and negatively impacted by the amortization of acquired intangibles, retirement costs and foreign exchange losses related to recent weakening of the US dollar against the euro.

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Net revenues:
Services	70.3%	57.5%	68.4%	61.9%
Site support	29.7%	42.5%	28.1%	38.1%
EDC licenses and services	0.0%	0.0%	3.5%	0.0%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Costs of revenues:
Cost of services	33.4%	30.0%	32.5%	30.4%
Cost of site support	15.0%	25.5%	14.9%	20.0%
Cost of EDC licenses and services	0.0%	0.0%	1.2%	0.0%

Total costs of revenues	48.4%	55.5%	48.6%	50.4%

Gross margin	51.6%	44.5%	51.4%	49.6%

Operating expenses:
Selling and marketing	13.4%	9.9%	13.8%	12.3%
General and administrative	13.1%	17.2%	15.0%	23.2%
Research and development	4.4%	2.8%	4.4%	3.3%

Total operating expenses	30.9%	29.9%	33.2%	38.8%

Operating income	20.7%	14.6%	18.2%	10.8%
Foreign exchange losses	(0.7%)	(3.9%)	(0.7%)	(1.3%)
Other income (expense), net	0.4%	(0.4%)	0.2%	(0.2%)

Income before income taxes	20.4%	10.3%	17.7%	9.3%
Income tax provision	8.0%	3.3%	7.2%	3.3%

Net income	12.4%	7.0%	10.5%	6.0%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2010.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Three Months Ended September 30,
	2009	2010	Increase (Decrease)
Services:
Net revenues	$15,969	$25,929	$9,960	62.4%
Costs of revenues	7,577	13,526	5,949	78.5%

Gross margin	$8,392	$12,403	$4,011	47.8%

Site support:
Net revenues	$6,757	$19,199	$12,442	184.1%
Costs of revenues	3,418	11,505	8,087	236.6%

Gross margin	$3,339	$7,694	$4,355	130.4%

Total
Net revenues	$22,726	$45,128	$22,402	98.6%
Costs of revenues	10,995	25,031	14,036	127.7%

Gross margin	11,731	20,097	8,366	71.3%

Operating expenses:
Selling and marketing	3,056	4,478	1,422	46.5%
General and administrative	2,977	7,780	4,803	161.3%
Research and development	989	1,250	261	26.4%

Total operating expenses	7,022	13,508	6,486	92.4%

Operating income	4,709	6,589	1,880	39.9%
Foreign exchange losses	(173)	(1,745)	(1,572)	908.7%
Other income (expense), net	91	(199)	(290)	(318.7%)

Income before income taxes	4,627	4,645	18	0.4%
Income tax provision	1,808	1,472	(336)	(18.6%)

Net income	$2,819	$3,173	$354	12.6%

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended September 30,		Increase
	2009	2010	(Decrease)
Cost of services	47.4%	52.2%	4.8%
Cost of site support	50.6%	59.9%	9.3%
Total costs of revenues	48.4%	55.5%	7.1%

Operating expenses:
Selling and marketing	13.4%	9.9%	(3.5%)
General and administrative	13.1%	17.2%	4.1%
Research and development	4.4%	2.8%	(1.6%)

Revenues
Services revenues for the three months ended September 30, 2010 included $9.3 million from the operations of RS. Apart from the impact of RS, the increase in services revenues was primarily due to a $0.5 million increase in revenue from our ePRO operations, an increase in average revenue per transaction that was due to customer mix which resulted in an increase in revenue of approximately $0.3 million and a number of other revenue increases totaling $0.6 million. This was partially offset by a $0.7 million reduction in transaction revenue related to lower volume of transactions performed in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.
Site support revenues for the three months ended September 30, 2010 included $12.1 million from the operations of RS. Apart from the impact of RS, the increase in site support revenue was primarily due to $0.9 million associated with an increase in the number of units rented in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 and a $0.1 million increase in each of supplies revenue and equipment sales. Partially offsetting these increases is a $0.6 million decrease in revenue attributable to decreases in average rental per unit and $0.2 million of other items.
Costs of Revenues
The cost of services revenues for the three months ended September 30, 2010 included $5.6 million from the operations of RS. Apart from the impact of RS, the increase in the cost of services, both in absolute terms and as a percentage of service revenues, was primarily due to a $0.3 million increase in variable incentive compensation expenses and a $0.2 million increase in royalties associated with our ePRO operations. Partially offsetting these increases was a $0.2 million reduction in labor costs as a result of transitioning the costs associated with the customer support center to the cost of site support to better align costs with related revenue.
The cost of site support revenues for the three months ended September 30, 2010 included $7.8 million from the operations of RS. Apart from the impact of RS, the increase in the cost of site support, both in absolute terms and as a percentage of site support revenues, was primarily due to a $0.5 million increase in labor that was partially due to the costs associated with the customer support center as discussed above and the costs of US operations that we assumed in conjunction with our acquisition of RS. Partially offsetting these increases was a $0.3 million decrease in depreciation expense as older, more expensive ECG equipment has become fully depreciated.
Operating Expenses
Selling and marketing expenses for the three months ended September 30, 2010 included $0.9 million from the operations of RS. Apart from the impact of RS, the increase in selling and marketing expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $0.4 million in higher labor costs due to higher commissionable revenue and the costs of US operations that we assumed in conjunction with our acquisition of RS. The balance of the increase was related to smaller increases in items such as variable incentive compensation expenses and tradeshows.
General and administrative expenses for the three months ended September 30, 2010 included $2.6 million from the operations of RS. Apart from the impact of RS, the increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $0.8 million increase in labor costs which included payments to be made to our Chief Executive Officer upon his recently announced retirement from the Company. Additionally, there was a $0.4 million increase in variable incentive compensation expenses. Several items had increases as result of the continuing integration of the RS acquisition such as travel and professional fees with increases of $0.2 million each. Non-income taxes increased as the result of a $0.2 million credit that reduced non-income taxes in 2009.
Research and development expenses for the three months ended September 30, 2010 included $0.4 million from the operations of RS. Apart from the impact of RS, the decrease in research and development expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to a an increase in the capitalization of consultant fees associated with internal-use software development projects which offsets expenses.
Foreign exchange losses increased primarily due to the movement in the exchange rate between the euro and U.S. dollar that impacts our operations in Germany acquired in the RS acquisition.
Other income (expense), net changed as we incurred interest expense on advances under our line of credit in 2010 that we used to purchase RS and to fund related acquisition expenses and working capital needs, while 2009 included a small amount of interest income on our cash balance, a substantial portion of which we used to purchase RS.
Our effective tax rate for the three months ended September 30, 2010 was 31.7% compared to 39.1% for the three months ended September 30, 2009. Through September 30, 2009, we calculated our transfer pricing for Cardiac Safety services using a profit split methodology based on cost. Subsequent to September 30, 2009, the profit split transfer pricing methodology was modified for Cardiac Safety services to allocate costs based on revenue instead of allocating revenue based on costs. Our effective tax rate for the third quarter of 2010 included the impact of the RS acquisition, which operates primarily in Germany which has a lower tax rate than our historic effective tax rate. Additionally, as of July 1, 2010, we reorganized our operations in the United States to align our corporate structure along departmental business lines which has also reduced our effective tax rate.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2010.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Nine Months Ended September 30,
	2009	2010	Increase (Decrease)
Services:
Net revenues	$48,292	$59,461	$11,169	23.1%
Costs of revenues	22,941	29,162	6,221	27.1%

Gross margin	$25,351	$30,299	$4,948	19.5%

Site support:
Net revenues	$19,895	$36,631	$16,736	84.1%
Costs of revenues	10,523	19,261	8,738	83.0%

Gross margin	$9,372	$17,370	$7,998	85.3%

EDC licenses and services:
Net revenues	$2,501	$—	$(2,501)	(100.0%)
Costs of revenues	863	—	(863)	(100.0%)

Gross margin	$1,638	$—	$(1,638)	(100.0%)

Total
Net revenues	$70,688	$96,092	$25,404	35.9%
Costs of revenues	34,327	48,423	14,096	41.1%

Gross margin	36,361	47,669	11,308	31.1%

Operating expenses:
Selling and marketing	9,756	11,827	2,071	21.2%
General and administrative	10,581	22,278	11,697	110.5%
Research and development	3,131	3,177	46	1.5%

Total operating expenses	23,468	37,282	13,814	58.9%

Operating income	12,893	10,387	(2,506)	(19.4%)
Foreign exchange losses	(543)	(1,267)	(724)	133.3%
Other income (expense), net	168	(181)	(349)	(207.7%)

Income before income taxes	12,518	8,939	(3,579)	(28.6%)
Income tax provision	5,081	3,188	(1,893)	(37.3%)

Net income	$7,437	$5,751	$(1,686)	(22.7%)

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Nine Months Ended September 30,		Increase
	2009	2010	(Decrease)
Cost of services	47.5%	49.0%	1.5%
Cost of site support	52.9%	52.6%	(0.3%)
Cost of EDC licenses and services	34.5%	N/A	N/A
Total costs of revenues	48.6%	50.4%	1.8%

Operating expenses:
Selling and marketing	13.8%	12.3%	(1.5%)
General and administrative	15.0%	23.2%	8.2%
Research and development	4.4%	3.3%	(1.1%)

Revenues
Services revenues for the nine months ended September 30, 2010 included $11.9 million from the operations of RS. Apart from the impact of RS, the decrease in services revenues was primarily due to a $1.9 million reduction in transaction revenue related to lower volume of transactions performed in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. There was also a decrease in average revenue per transaction that was largely due to certain lower transaction prices which resulted in a decrease in revenue of approximately $0.8 million. These decreases were partially offset by a number of revenue increases totaling $2.0 million, primarily from our ePRO operations.
Site support revenues for the nine months ended September 30, 2010 included $15.3 million from the operations of RS. Apart from the impact of RS, the increase in site support revenue was primarily due to $1.9 million associated with an increase in the number of units rented in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 and $0.2 million increase each in supplies revenue and equipment sales. Partially offsetting these increases was a $0.7 million decrease in revenue attributable to decreases in average rental per unit and $0.2 million of other items.
Costs of Revenues
The cost of services revenues for the nine months ended September 30, 2010 included $6.8 million from the operations of RS. Apart from the impact of RS, the decrease in the cost of services, both in absolute terms and as a percentage of service revenues, was primarily due to a $1.4 million reduction in labor costs of which $1.2 million was a result of transitioning the costs associated with the customer support center to the cost of site support in 2010 to better align costs with related revenue. We have also realized cost savings as a result of efficiency initiatives implemented in the latter part of 2009. Additionally, depreciation expense decreased by $0.4 million as computer equipment purchased for the development and implementation of the EXPERT 2 technology platform has become fully depreciated. Partially offsetting these decreases were increases in variable incentive compensation expenses of $0.7 million and $0.2 million each for travel, telephone and connectivity and consulting.
The cost of site support revenues for the nine months ended September 30, 2010 included $9.5 million from the operations of RS. Apart from the impact of RS, the decrease in the cost of site support, both in absolute terms and as a percentage of site support revenues, was primarily due to a $1.5 million decrease in depreciation expense as older, more expensive ECG equipment has become fully depreciated. Partially offsetting these decreases were $0.7 million of costs in 2010 associated with the customer support center as discussed above.
Operating Expenses
Selling and marketing expenses for the nine months ended September 30, 2010 included $1.3 million from the operations of RS. Apart from the impact of RS, the increase in selling and marketing expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $0.4 million in higher labor costs due to higher commissionable revenue and the costs of US operations that we assumed in conjunction with our acquisition of RS, $0.3 million in higher variable incentive compensation expenses, $0.2 million each in higher marketing costs and royalties. These increases were partially offset by $0.3 million lower consulting costs.
General and administrative expenses for the nine months ended September 30, 2010 included $3.8 million from the operations of RS. Apart from the impact of RS, the increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $4.1 million of professional fees incurred related to transaction costs associated with our acquisition of RS. Labor costs increased $0.9 million which included payments to be made to our Chief Executive Officer upon his recently announced retirement from the Company. We added $0.6 million to the reserve for losses on the lease of our former Reno, Nevada facility due to continued poor prospects for subleasing that facility. We recognized a $0.5 million gain on sale of our former EDC business in the second quarter of 2009 which decreased our expenses in 2009. Additionally, software costs increased $0.4 million and consultant costs increased $0.3 million as a result of an information technology modernization and virtualization project started in late 2009 and continuing in 2010. There was a $0.4 million increase in variable incentive compensation expenses. Travel costs increased $0.3 million as a result of continuing integration costs associated with the RS acquisition.
Research and development expenses for the nine months ended September 30, 2010 included $0.7 million from the operations of RS. Apart from the impact of RS, the decrease in research and development expenses, both in absolute terms and as a percentage of total net revenues, was primarily due to a $0.5 million reduction in labor costs as a result of the sale of our former EDC operations in June 2009 and an increase in the capitalization of salaries and consultant fees associated with internal-use software development projects.
Foreign exchange losses increased primarily due to the movement in the exchange rate between the euro and U.S. dollar that impacts our operations in Germany acquired in the RS acquisition.
Other income (expense), net changed as we incurred interest expense on advances under our line of credit in 2010 that we used to purchase RS and to fund related acquisition expenses and working capital needs, while 2009 included a small amount of interest income on our cash balance, a substantial portion of which we used to purchase RS.

Our effective tax rate for the nine months ended September 30, 2010 was 35.7% compared to 40.6% for the nine months ended September 30, 2009. Through September 30, 2009, we calculated our transfer pricing for Cardiac Safety services using a profit split methodology based on cost. Subsequent to September 30, 2009, the profit split transfer pricing methodology was modified for Cardiac Safety services to allocate costs based on revenue instead of allocating revenue based on costs. Our effective tax rate for the nine months ended September 30, 2010 included the impact of the RS acquisition, which operates primarily in Germany which has a lower tax rate than our historic effective tax rate. However, acquisition costs are not deductible for tax purposes which increased the estimated effective tax rate for the year ended December 31, 2010 by approximately eight percentage points. Additionally, as of July 1, 2010, we reorganized our operations in the United States to align our corporate structure along departmental business lines which has also reduced our effective tax rate.
Liquidity and Capital Resources
At September 30, 2010, we had $19.4 million of cash, cash equivalents and short-term investments. We generally place our investments in highly-rated securities such as municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates and maturities of less than one year, and A1P1 rated commercial bonds and paper. Of the $19.4 million, $5.6 million and $6.6 million are held by our UK and German subsidiaries, respectively. Although a portion of our UK subsidiary’s current undistributed net earnings, as well as any future net earnings of our UK and German subsidiaries, will be permanently reinvested, we believe that this does not have a material impact on our overall liquidity.
For the nine months ended September 30, 2010, our operations provided cash of $18.8 million, a decrease of $5.9 million compared to $24.7 million during the nine months ended September 30, 2009. The decrease was primarily the result of an increase in accounts receivable in the nine months ended September 30, 2010 of $6.4 million as compared to a decrease of $12.5 million in the nine months ended September 30, 2009. The accounts receivable were reduced significantly during the nine months ended September 30, 2009 as a result of focused collection efforts and a reduction in revenue. The increase in the accounts receivable in 2010 was primarily due to an increase in the RS accounts receivables we acquired and as RS revenue increased. Partially offsetting this negative impact on cash flow was a $5.1 million increase in accrued expenses in the nine months ended September 30, 2010 as compared to a $3.7 million decrease in the nine months ended September 30, 2009. The increase in the 2010 accrued expenses was largely due to an increase in the RS accrued expenses and an increase in the 2010 accrual for incentive compensation due to expected improved results against targets as compared to 2009. The decrease in 2009 was largely the result of the payment of a greater amount in 2009 for variable incentive compensation related to the prior year’s results. Other items with a positive impact on operating cash flow in the nine months ended September 30, 2010 as compared to the same period in 2009 included net income before depreciation and amortization and accounts payable.
For the nine months ended September 30, 2010, our investing activities used cash of $89.0 million as compared to $5.4 million during the nine months ended September 30, 2009. Acquisition payments totaled $82.8 million in the nine months ended September 30, 2010, substantially all for RS, as compared to $0.7 million related to Covance Cardiac Safety Services (CCSS) in the nine months ended September 30, 2009. Proceeds from sales of investments net of purchases were $9.7 million during the nine months ended September 30, 2010, with no activity during the nine months ended September 30, 2009.
During the nine months ended September 30, 2010 and 2009, we capitalized $16.0 million and $3.6 million, respectively, of property and equipment. Included in property and equipment acquisitions was $4.3 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively, of internal use software. The balance of the change was primarily due to an increase in purchases of ECG and respiratory equipment commensurate with the additional units rented in the nine months ended September 30, 2010, which included RS for four months, as compared to the nine month ended September 30, 2009.
For the nine months ended September 30, 2010, our financing activities provided cash of $21.2 million as compared to a $14.7 million use of cash for the nine months ended September 30, 2009. We obtained proceeds of $23.0 million from our Citizens Bank of Pennsylvania credit facility which we used to purchase RS on May 28, 2010 and to fund related transaction costs and working capital needs. We subsequently repaid $2.0 million. In the nine months ended September 30, 2009, we repurchased $15.0 million of our common stock under our stock buy-back program, with no corresponding expenditure in the nine months ended September 30, 2010.
We have a revolving line of credit arrangement with Citizens Bank of Pennsylvania in the aggregate amount of $40.0 million, with an additional $10.0 million increase option. As of September 30, 2010, we have outstanding $21.0 million under our line of credit and $29.0 million remains available for us to borrow including the increase option. The line has a three-year term which expires May 27, 2013 and annual interest rates based upon LIBOR plus a margin of 1.00% to 1.75% based upon a total leverage ratio and unused commitment fees of 0.10% to 0.20% based upon the same total leverage ratio. From the initial borrowing on May 27, 2010 through September 30, 2010, the annual interest rate ranged from 1.35% to 1.60% and the unused commitment fee was 0.10%. Financial covenants include maximum total senior funded debt to earnings before interest, income taxes, depreciation and amortization (EBITDA) of 2.0 and minimum debt service coverage ratio of 1.5. At September 30, 2010, the Company was in compliance with all debt covenants. Borrowings under the line of credit are secured by 65% of the capital stock in certain of our foreign subsidiaries.
We have commitments to purchase approximately $2.8 million of private label cardiac safety equipment from a manufacturer over a twelve-month period beginning upon completion of our user acceptance testing, which was completed in the first quarter of 2010. We expect to purchase this cardiac safety equipment in the normal course of business and thus this commitment does not represent a significant commitment above our expected purchases of ECG equipment during this period. As of September 30, 2010, approximately $1.7 million of equipment was purchased under the commitments; accordingly the balance of such commitments as of September 30, 2010 was $1.1 million.

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
Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.0 million shares remain to be purchased as of September 30, 2010. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and investments and could also require us to seek additional external financing. During the nine months ended September 30, 2009, we purchased 2,902,735 shares of our common stock at a cost of $15.1 million. No shares were purchased during the nine months ended September 30, 2010.
On November 28, 2007, we completed the acquisition of CCSS from Covance Inc. Under the terms of our agreement to purchase CCSS, the total initial purchase consideration was $35.2 million. We may also pay contingent consideration of up to approximately $14.0 million based upon our potential realization of revenue from the backlog transferred and from new contracts secured through Covance’s marketing activities. The period for contingent payments runs through December 31, 2010. Through September 30, 2010, Covance earned $5.3 million of this contingent amount with less than $0.1 million earned during the nine months ended September 30, 2010. At September 30, 2010, $0.1 million of the contingent amount earned remained to be paid to Covance, which we recorded in accounts payable. These contingent payments increased goodwill by $5.3 million. Under the terms of the marketing agreement, Covance agreed to exclusively use us as its provider of centralized cardiac safety solutions for a ten-year period, subject to certain exceptions, and we agreed to pay referral fees on certain revenues.
Inflation
We believe the effects of inflation and changing prices generally do not have a material effect on our consolidated results of operations or financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary financial market risks include fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Short-term debt
At September 30, 2010, our short-term debt was comprised of $21.0 million drawn under our $40.0 million credit facility with Citizens Bank of Pennsylvania. We do not manage the interest rate risk on our debt through the use of derivative instruments. Our credit facility’s interest rates may be reset due to fluctuations in the London Interbank Offered Rate (LIBOR). A hypothetical 100-basis-point change in the interest rate of our credit facilities would change our annual pre-tax earnings by $0.2 million based on our current borrowings under the credit facility.
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

Foreign Currency Risk
We operate on a global basis from locations in the United States (U.S.), the United Kingdom (UK) and Germany. All international net revenues and expenses are billed or incurred in either U.S. dollars, pounds sterling or euros. As such, we face exposure to adverse movements in the exchange rate of the pound sterling and euro. As the currency rate changes, translation of the statement of operations of our UK and German subsidiaries from the local currency to U.S. dollars affects year-to-year comparability of operating results. With the recent RS acquisition, there has been a significant increase in activity in countries outside the U.S. As a result, while we did not hedge translation risks through September 30, 2010, we are currently in the process of evaluating a hedging strategy.
Management estimates that a 10% change in the exchange rate of the pound sterling and euro would have impacted the reported operating income for the nine months ended September 30, 2010 by approximately $1.0 million.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company (including our consolidated subsidiaries) in the reports we file with or submit to the Securities and Exchange Commission is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

eResearchTechnology, Inc. (Registrant)
Date: November 9, 2010	By:	/s/ Michael J. McKelvey
Michael J. McKelvey
President and Chief Executive Officer, (Principal executive officer)

Date: November 9, 2010	By:	/s/ Keith D. Schneck
Keith D. Schneck
Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.