Form 10-K
period 2010-12-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2011-03-03
CIK 1026650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2010

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 0-29100

eResearchTechnology, Inc.

(Exact name of issuer as specified in its charter)

Delaware (State of Incorporation)	22-3264604 (I.R.S. Employer Identification No.)

1818 Market Street Philadelphia, PA (Address of Principal Executive Offices)	19103 (Zip Code)

(215) 972-0420

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	The Nasdaq Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $370,226,190 based on the closing sale price as reported on the Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2011

Common Stock, $.01 par value per share	48,875,255 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A.

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions; our ability to obtain new contracts and accurately estimate net revenues due to variability in size, scope and duration of projects and internal issues at the sponsoring customer; our ability to successfully integrate acquisitions; competitive factors in the market for centralized cardiac safety and respiratory services; changes in the biopharmaceutical and healthcare organizations to which we sell our solutions; technological development; and market demand. There is no guarantee that the amounts in our backlog will ever convert to revenue. Should the current economic conditions continue or deteriorate further, the cancellation rates that we have historically experienced could increase. Further information on potential factors that could affect the Company’s financial results can be found in Item 1A — “Risk Factors” and in the reports we file with the Securities and Exchange Commission.

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

General

eResearchTechnology, Inc. (ERT®), a Delaware corporation, was founded in 1977. ERT and its consolidated subsidiaries collectively are referred to as the “Company” or “we.” We are a global technology-driven provider of services and customizable medical devices primarily to biopharmaceutical organizations and, to a lesser extent, healthcare organizations. We are the market leader for centralized cardiac safety (Cardiac Safety solutions) and respiratory efficacy services (Respiratory solutions) in drug development and also collect, analyze and distribute electronic patient reported outcomes (ePROtm) in multiple modalities across all phases of clinical research.

Clinical trials employ diagnostic tests to measure the effect of the drug on certain body organs and systems to determine the product’s safety and efficacy. Our technology-based services improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. Our Cardiac Safety solutions include the collection, interpretation and distribution of electrocardiographic (ECG) data and images and are performed during clinical trials in all phases of the clinical research process. Our centralized Respiratory solutions are utilized by biopharmaceutical and healthcare organizations and CROs that are developing new compounds for the treatment of asthma, emphysema, cystic fibrosis and Chronic Obstructive Pulmonary Disease (COPD) to assess the efficacy of a drug or to evaluate compounds that have an effect on pulmonary function. In addition, we also offer site support, which includes the rental and sale of devices to support cardiac and respiratory services along with related supplies and logistics management. We also offer ePRO devices and solutions along with proprietary clinical assessments.

On May 28, 2010, we acquired Research Services Germany 234 GmbH (Research Services or RS), a leading provider of respiratory diagnostics services and a manufacturer of diagnostic devices that also offers cardiac safety and ePRO services. RS was formed as a result of a demerger of CareFusion Germany 234 GmbH under German law, which effectively divided CareFusion Germany 234 GmbH into RS and another entity. RS is comprised of the research services division of CareFusion Germany 234 GmbH and certain research operations of CareFusion Corporation (CareFusion). We paid $82.7 million for RS. The acquisition and related transaction costs were financed from our existing cash and a portion of the $23.0 million drawn from our $40.0 million revolving credit facility.

Our acquisition of RS offers multiple strategic benefits including:

•	Establishes us as one of the market leaders in respiratory core lab services in the clinical trials market. The transaction provides us with a leadership position in an attractive clinical end market and serves to diversify our revenue base.

•	Provides us with a leading diagnostic device capability. RS is a leader in diagnostic device manufacturing, having developed over 20 proprietary devices and supporting software platforms for use in the clinical trials industry. This device manufacturing expertise has expanded our technological capabilities, enables us to provide greater breadth of services and technologies for clinical research, and will serve as a basis for development of other healthcare solutions.

•	Expands our revenue base in cardiac safety. RS has a significant, and growing, business in cardiac safety services that will add to our current position in this market.

•	Provides scale for our ePRO business, as well as expands the depth and breadth of our ePRO services. We believe that this transaction established us as one of the five largest providers in the ePRO market. RS’s offering is based on innovative hand-held devices. When combined with our interactive voice response technology and our planned web-based technology, we will be able to offer our customers a multi-modality approach for their ePRO solutions.

•	Significantly expands our global footprint. RS employs more than 260 people, most of whom are in Germany. This increased local European presence will enable us to bolster our already strong international presence, better serve our continental European customers, and expand our relationships with other customers in Europe.

•	Accelerates our movement into the Phase IV safety market and healthcare solutions. RS’ device manufacturing and services capabilities provides us with a platform and experience for future growth into these adjacent markets.

Service Offerings

Our revenues by service solution as a percentage of total revenues were as follows:

	Year Ended December 31,
	2008	2009	2010

Net revenues:
Services	72.5%	68.9%	60.8%
Site support	23.0	28.4	39.2
EDC licenses and services	4.5	2.7	—

Total net revenues	100.0	100.0	100.0

Our services revenues consist primarily of our services offered under our Cardiac Safety, Respiratory and, to a lesser extent, our electronic patient reported outcomes (ePROtm) solutions that we provide on a fee for services basis and are recognized as the services are performed. We also provide Cardiac Safety and Respiratory consulting services on a time and materials basis and recognize revenues as we perform the services. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period. Our former electronic data capture (EDC) operations, which we sold in June 2009, are included in EDC licenses and services revenue and included license revenue, technology consulting and training services and software maintenance services.

We offer the following products and services on a global basis:

Centralized Cardiac Safety Solutions

We provide centralized cardiac safety testing which is a critical component of diagnostic testing in clinical trials. Our Cardiac Safety solutions include the collection, interpretation and distribution of ECG data and images and are performed during clinical trials in all phases of the clinical research process. The ECG provides an electronic map of the heart’s rhythm and structure and is performed in most clinical trials. Our Cardiac Safety solutions permit assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Specific trials, such as a Thorough QTc study, focus on the cardiac safety profile of a compound. Thorough QTc studies are comprehensive studies that typically are of large volume and short duration and are recommended by the United States Food and Drug Administration (FDA) under guidance issued in 2005 by the International Committee on Harmonization (ICH E14).

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

We estimate that centralized ECG collection is used in about one third of ECGs collected in clinical trials, and this use is growing due to the benefits over paper based decentralized collection. The primary benefit is the creation of a higher quality of data, in part because resolution of digital data is greater than that of paper based ECGs. It is also due to the standardization of cardiologist review and the use of a common operational framework, independent third party evaluation and repeatable project management and work flow processes. We also believe that the use of centralized cardiac safety laboratories is more efficient and provides the customer with an overall lower cost. We have introduced a low-cost cardiac safety equipment solution to further incent clinical trial sponsors to transition from decentralized to centralized collection and analysis of ECGs.

Our Cardiac Safety solutions, including our proprietary EXPERT® technology platform, provide for workflow-enabled cardiac safety data collection, interpretation and distribution of ECG data and images as well as for analysis and cardiologist interpretation of ECGs performed on research subjects in connection with our customers’ clinical trials. EXPERT® is designed specifically to address global regulatory guidance and technical standards for digital ECG processing to include digital collection, waveform measurements and annotations, review and output to the regulatory standard file format.

As part of our Cardiac Safety solutions, we offer continuous digital 12-lead ECG recording and longer-term Holter recording. For continuous digital 12-lead ECG recording, the 12-lead ECG signals are recorded onto compact flash memory cards and submitted to us. From these recordings, we can evaluate 12-lead ECGs at specific time points. These ECGs are measured by a cardiac safety specialist and then interpreted by a cardiologist. Continuous digital 12-lead ECG recordings can also be used for studies assessing the presence of arrhythmias, cardiac ischemia and/or heart rate variability findings. Holter recording is a continuous ECG recording of the heart’s rhythm on a flash card that is reviewed by a cardiac safety specialist and then by a cardiologist. Holter data reported by us is provided for studies assessing primarily the incidence of arrhythmias, but also cardiac ischemia and/or heart rate variability.

Our Cardiac Safety solutions also include FDA XML delivery, which provides for the delivery of ECGs in a format compliant with the United States Food and Drug Administration’s XML standard for digital ECGs for submission to the FDA ECG Warehouse. We also provide ECG equipment through rental and sales to customers to perform the ECG recordings and give them means to send such recordings to us. Our portal product, MyStudy Portaltm, provides sponsors and investigator sites with the ability to order supplies, gain real time reports and respond to queries via a secure web portal in lieu of less efficient means such as faxing and telephone calls.

We provide both the fully manual and semi-automated reading methodology to our customers. Over the past several years we have experienced an increase in the use of semi-automatic reading as compared to fully manual reading of ECGs. The primary techniques core laboratories use for interval duration measurements and morphology evaluations include a fully manual and a semi-automated methodology. The fully manual measurement, as we perform it, involves human analyzers (a cardiac safety specialist for interval duration measurements of the intervals and a cardiologist for quality control and interpretation) who perform on-screen measurements of the intervals, without the use of a computer algorithm to identify interval onsets and offsets. The advantage of this approach is that the readers are not biased or influenced by the computer algorithm. The semi-automated methodology (also called manual adjudication), as we perform it, utilizes a computer algorithm to generate the initial on-screen placement of electronic calipers at the beginning and end of each interval requiring measurement, such as the QT interval. This is followed by the review of the caliper placement and manual adjustments, as necessary, which are performed by human analyzers (a cardiac safety specialist and an over-read by a cardiologist, who also performs the interpretation). The advantage of this approach is less measurement variability and the ability to correct automated measurements that are believed to be inaccurate by the analyzers.

Certain providers of cardiac safety services have been developing software algorithms which enable more highly, or in some cases fully, automated reads. Fully-automated readings rely entirely on computer algorithms generated by the ECG machine to measure the QT interval and eliminate the cardiac safety specialist and cardiologist review of the underlying interval duration measurement data. Highly-automated readings may utilize cardiologists or other human readers to over-read a subset of the ECGs collected. We also offer a fully- automated reading methodology in addition to our fully-manual and semi-automatic methodologies. While the FDA potentially could accept highly- or fully- automated ECG data for submittal, none of our customers have requested us to conduct a study using a fully- automated reading methodology for Thorough QTc trials which would be used for submission of data to the FDA. We consider the risk of taking the human oversight of a cardiac safety specialist or a cardiologist out of the reading process, especially in trials populated with sick patients, to be too high to offset the potential small cost savings that could be experienced should a fully-automated read be performed.

The anticipated cost savings of using a highly- or fully-automated approach are subject to professional debate. The main savings anticipated from using a highly- or fully-automated approach come from a reduced number of subjects required to run the trial, due to an assumed lower variance from using highly- or fully-automated readings. However, there are published peer-reviewed articles that indicate that fully- or highly-automated approaches actually lead to increases in variance (and hence would potentially require more subjects) in some cases. The second potential area of cost-savings — the lower amount of time that cardiologists or other humans would be required to spend doing over-reads of the ECGs — is also subject to debate in that the addition of another algorithm to the entire core lab process would result in significant additional costs due to its licensing costs. We estimate that our costs related to cardiologist or other technical specialist over-reads of ECGs is less than 20% of the total costs that we incur in our processing of a cardiac safety trial. Moreover, all other procedures and processes we provide as part of our cardiac safety services product offering, as noted in the Service Offerings section of this 10-K, would continue to be required under any alternative ECG reading methodology. Should the pharmaceuticals industry adopt a highly- or fully-automated reading methodology as a preferred method, we believe it would only be adopted in Thorough QTc trials and the smaller Phase I trials, as these trials utilize healthy patients only. In addition the ICH E-14 guidance continues to recommend that ECGs in Thorough QTc studies be read by a few skilled readers. As a result of the factors above, we believe that the impact of any significant shift to a highly- or fully-automated reading methodology would have a limited impact on our operations or financial results.

Respiratory Solutions

Spirometry is the most commonly performed pulmonary function test (PFT) today and measures the volume and/or flow of air that can be inhaled and exhaled. Sponsors developing new compounds for the treatment of asthma, emphysema, cystic fibrosis and COPD use this non-invasive, cost effective test to assess the efficacy of a drug. Lung diseases such as asthma, COPD, and emphysema decrease a patient’s air flow by narrowing or blocking the airways during exhalation. The most important parameters of spirometry are forced vital capacity (FVC) and the forced expiratory volume (FEV). The FVC is the volume delivered during maximal expiration (or “Peak Flow”) starting from a deep inspiration. The FEV is the volume delivered in the first second of the FVC maneuver. Peak flow is a simple, non-invasive and inexpensive method to measure the function of the airway and we provide a unique electronic peak flow meter with integrated diary for clinical trials capturing peak flow data at home.

The diffusing capacity of the lung related to carbon monoxide, which is known as DLCO, measures the extent to which oxygen passes from the air sacs of the lungs into the blood and involves measuring the partial pressure difference between inspired and expired carbon monoxide. Our centralized DLCO testing offers sponsors the advantage of being able to diagnose and treat lung disorders not found by either spirometry or chest x-ray. DLCO testing is also described as single-breath determination of carbon monoxide uptake in the lung or “Lung Safety” in clinical research and is used to determine if new drugs being inhaled for pain, diabetes or multiple sclerosis may have an effect on the lung, e.g. if the diffusion of oxygen into the bloodstream is affected or not.

In the study of respiratory drugs, the validity of spirometry values is highly dependent on the cooperation of the subject, the interaction of the subject with the study coordinator and the influences of the surrounding environment. The analysis of any parameter without considering these factors could result in faulty or erroneous conclusions. ERT offers centralized and standardized respiratory services which enables each site to receive the exact same equipment with the same protocol specific software for the clinical trial and the electronic transfer of the data to a centralized database, where spirometry overread is performed and feedback to the sites regarding the quality of the spirometry is given.

In 1979, the American Thoracic Society (ATS) issued its first statement on the standardization of spirometry. The standards were updated in 1987 and again in 1994. In parallel a similar initiative by the European Community for Steel and Coal, resulted in the first European standardization document in 1983. These standards were then updated in 1993 as the official statement of the European Respiratory Society (ERS). The new ATS/ERS

Standardization of Spirometry 2005 document aligns the views of the ATS and ERS in an attempt to publish standards that can be applied more globally. Our medical devices pertaining to spirometry meet these standards.

ERT provides biopharmaceutical and healthcare organizations a “one-stop-shop” clinical evaluation for respiratory data which may also include additional testing for cardiac safety and related ePRO analysis in a fully integrated system. We have established a preferred centralized respiratory vendor status with several of the top 20 pharmaceutical companies. Our staff of medical doctors, exercise physiologists and respiratory therapists are trained and certified to over-read data from pulmonary function and cardio-pulmonary stress tests.

Electronic Patient Reported Outcomes (ePRO)

We offer electronic patient report outcomes (ePRO) solutions which refer to the electronic capture of patient self-reported data pertaining to their quality of life. ePRO solutions offer our customers higher quality data with accurate timestamps and real-time data access compared to existing practice of using paper based diaries and assessments. ePRO provides less variable and more reliable data enabling smaller trials and better scientific conclusions.

Our ePRO solutions include both products and services for clinical trials. We manufacture devices which include handheld electronic diaries that are designed exclusively for clinical research including our VIAPadtm eDiary handheld device which enables high resolution, remote collection, memory and automatic data transmission and our electronic digital VIAPentm. We also provide an Interactive Voice Response (IVR) system accessible through standard telephone lines and offer device customization, worldwide logistics and our in-house global and local support to ensure comprehensive and efficient trial management. Diaries, screening, recruitment and all clinical assessments can be completed directly by the subject without requiring clinician involvement.

In December 2009 the FDA finalized “PRO Guidance for Label Claims,” which outlines the steps required to develop a PRO instrument from hypothesis of a concept or claim through data item evaluation, collection, cognitive debriefing, interpretation, revision and finalization. We believe that our devices conform to this guidance.

Increased suicidality risk with novel compounds is a growing concern. Suicidality monitoring is now a requirement in an increasing number of drug-development efforts to ensure effective drug-profiling and patient-safety monitoring. Recently, the FDA released Draft Guidance on Prospective Assessment of Suicidality in Clinical Trials. The guidance contains recommendations for prospectively querying for suicidality to identify patients at risk and collect complete, timely data to be completed at baseline and all subsequent visits in all psychiatric indications and neurological compounds.

We offer an electronic self-rated version of the FDA accepted Columbia Suicide Severity Rating Scale (C-SSRS) to facilitate compliance with regulatory requirements for prospective monitoring of suicidal ideation and behaviors. The validated eC-SSRS solution, developed in collaboration with the scale author and Columbia University, is a cost-effective method of prospectively monitoring for suicidality. We believe the eC-SSRS conforms to the FDA guidance.

Consulting

We have industry-leading experts who are readily available for the benefit of our customers. Our Clinical Consulting Group offers the scientific and regulatory expertise that biopharmaceutical and healthcare organizations and Contract Research Organizations (CROs) need to successfully run their clinical trials. We understand the importance of regulatory compliance and data accuracy, and we work directly with our customers to ensure quality outcomes right from the start. We are committed to transforming the way clinical trials are run and empowering our customers’ expert decisions that help bring safe drugs and devices to market.

The centralization of diagnostic services in clinical research has become increasingly important to organizations involved in the development of new drugs. Global regulators each apply their own slightly different interpretation of regulatory guidelines and, as a result, sponsors look to their vendors to provide key scientific input into the overall process. Our consulting service aids sponsors in the design of protocols, the creation and analysis of statistical plans as well as providing an expert medical report which interprets the clinical findings. We are involved in all phases of clinical development from a consultancy point of view. We offer this service both as a stand-alone service and integrated with our full suite of solutions.

Project Assurance

We provide a full spectrum of project assurance services that augment the study management and implementation efforts of customers in support of their clinical research requirements. Our project assurance methodology is a consistent framework through which we can efficiently manage the delivery of all data, from study initiation to completion. It also provides our customers with the standards, guidelines and services that allow us to effectively anticipate their needs and ensure proactive communication to meet and exceed their goals.

Integrated Product Offering

With the acquisition of RS, we now offer a fully integrated set of products and services for centralized cardiac safety, respiratory, and ePRO and a single point of contact for all aspects of the electronic data collection process in clinical trials. Our technology platform also supports the integration of other devices to integrate additional key safety data to support cardiac and respiratory trials.

The protocols of many of the respiratory trials in which we participate often also require ECGs and/or Holter monitoring and ePRO solutions. Our flagship investigator site device, MasterScope® CT, is a comprehensive solution for standardized and centralized spirometry, full PFT, ECG and ePRO in clinical trials. Using customized software, this innovative system combines protocol-driven workflows (with many diagnostic applications) into a single easy-to-use clinical trial workstation. These workflows can be specially tailored for multicentre studies. Our customers and their users consider the availability of a fully integrated platform for respiratory, cardiac safety and ePRO a major advantage.

Operations

We conduct our operations through offices in the United States (U.S.), Germany and the United Kingdom (UK). Our international net revenues represented approximately 21%, 24% and 57% of total net revenues for the years ended December 31, 2008, 2009 and 2010, respectively. The majority of our revenues are allocated based upon the profit split transfer pricing methodology. The profit split methodology equalizes gross margins for each legal entity, based upon its respective direct revenue or direct costs, as determined by the relevant revenue source. See Note 15 to our consolidated financial statements for additional information about geographic operations.

During the latter half of 2010, we recognized the need to modify the RS operations work flow processes and infrastructure to expand capacity to support customer requirements for active and new studies. This did impact our ability to contract for new business with certain clients who required faster commencement of studies than our standard delivery time would allow and still maintain our desired level of quality. We added new staff in Germany during the fourth quarter and into our first quarter of 2011 and continue the development of our new integrated data handling platform, EXPERT 3. The EXPERT 3 platform will further expand the RS capacity by improving the efficiency and reducing the complexity of our processes. In 2011, we will be making investments to complete the integration of the RS business and to strengthen our infrastructure and pilot expansion projects of our products and services into adjacent markets. While these investments will impact our 2011 earnings, we continue to believe our strategy will better position us for improved growth and profitability in 2012 and beyond.

Research and Development

Overview

As of December 31, 2010, we had 102 employees engaged in research and development. The central approach of our research and development team is to foster a close relationship with our customers and internal users to ensure we continue to deliver industry leading capabilities across our entire suite of services. For the years ended December 31, 2008, 2009 and 2010, our research and development expenses were $4.4 million, $3.9 million and $5.1 million, respectively. Our proprietary and patented technology is designed to materially enhance the abilities of our customers and internal users to efficiently and securely capture and process clinical data, to ensure regulatory compliance and to offer scalability to support the largest of clinical studies in a timely manner. Our technology initiatives continue to focus on the dual need of enabling unique configurations to meet the varying clinical trial requirements of each of our customers and doing so in a highly automated manner. Our technology strategy centers on a corporate-wide approach to ensuring we extend our current market leadership in cardiac safety and respiratory services and capture market leadership in new areas, such as ePRO and suicidality assessments. Following the RS acquisition, we began to integrate the technology assets we acquired throughout our operations.

2010 Research and Development Initiatives

During 2010, we undertook a series of major initiatives to launch the following new customer facing services and new capabilities related to our internal systems:

•	We launched the first set of studies using our ePRO VIAPad device along with our VIAConnect device for establishing connectivity to a new backend Customer Data Management System (CDMS);

•	We launched EXPERT Logistics, a fully integrated logistics module that is part of our EXPERT® system, and allowed us to retire a much less efficient third party system;

•	We continued the development of the next release of our Master Scope, which is scheduled for completion in 2011, and will enable support for our entire suite of medical devices;

•	We completed the development phase of EXPERT ePRO, the next generation of our ePRO platform that will integrate voice and web based ePRO on our EXPERT platform, and we expect to complete testing and gain operational status during 2011;

•	We released a new version of EXPERT providing enhancements across all modules — Data Coordination, Analysis, Review, and Reporting — and upgrades to MyStudy Portal consisting of new versions of our supporting IT infrastructure;

•	We completed the automation of our financial reporting and the integration of this reporting across our internal corporate systems; and

•	After our acquisition of RS, we began integrating our legacy technology team and technology assets with those we acquired from RS, focusing primarily on the integration of our medical devices and Master Scope with our EXPERT platform, and we started a number of system integration activities spanning the needs of all corporate organizations from customer care to sales and marketing to quality assurance that we expect to achieve full operational status in 2012.

Our Customers

We serve primarily biopharmaceutical organizations and CROs and, to a lesser extent, healthcare organizations. We have agreements that establish the overall contractual relationship between us and our customers with approximately 247 customers for active or upcoming projects. We provide our solutions to 39 of the 50 largest biopharmaceutical companies globally including all of the top 10. Novartis accounted for 28%, 18% and 23% of our consolidated net revenues in 2010, 2009 and 2008, respectively. No other customer accounted for 10% or more of our consolidated net revenues during these periods.

Sales and Marketing

We market and sell solutions primarily through our global direct sales, sales support and professional services organizations. As of December 31, 2010, our business development team consisted of 62 sales, marketing and consulting professionals worldwide, which included a direct sales force of 37 sales professionals located globally.

We focus our marketing efforts on educating our target market, generating new sales opportunities and increasing awareness of our solutions. We conduct a variety of marketing programs globally, including vendor days at customers’ offices, business seminars, trade shows, public relations, industry analyst programs and advisory councils.

Our sales cycle generally begins with proactive business development within our active customer base as well as outreach to new customers identified through prospecting and marketing efforts. The sales process may include our response to a request from a sponsor or CRO for a proposal to address a customer-specific research requirement.

We then engage at our expense in a series of meetings, consultations, workshops, implementation reviews, final proposals and contract negotiations prior to the time when the prospective customer has any obligation to purchase our service solutions. During this process, we involve our sales, professional services and senior management personnel in a collaborative approach. Our sales cycle can vary from a few weeks to greater than one year, depending upon the scope of the clinical trial or program, the sponsor’s budgeting process, the service solutions being sold, and the final agreed-upon solution required to support the clinical trial or program.

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

Backlog

Backlog represents anticipated revenue from work not yet completed or performed under signed contracts, letters of intent or, in some cases, other written acknowledgements from the customer of awarded business. Once work commences, revenue is generally recognized over the life of the contract as services are or equipment is provided. Backlog at December 31, 2010, which included RS, was $302.9 million, compared to $170.4 million at December 31, 2009. Contracts included in backlog are subject to termination by our customers at any time, and our annualized cancellation rate over 2009 and 2010 has ranged from 9.7% to 22.4% of backlog. In the event of termination, we would be entitled to receive payment for all services performed up to the cancellation date, and in some instances we may be entitled to receive a cancellation penalty. The duration of the projects included in our backlog range from less than 3 months to approximately 5 years.

We cannot provide assurance that we will be able to realize all or most of the revenues included in backlog. We estimate that approximately 40% to 50% of our backlog as of December 31, 2010 will convert into revenue during the 2011 calendar year. Although backlog can provide meaningful information to our management with respect to a particular project or study and is used for operational planning, we believe that our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results as studies may vary in duration, the scope of studies may change, which may increase or decrease their value, and studies may be terminated, reduced in scope or delayed at any time by the customer or regulatory authorities. Any of these factors, in addition to others, can affect our ability to convert our backlog into revenue and the timing of any such conversion.

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

We believe that the principal competitive factors affecting our market include:

•	customer service;

•	a significant base of reference customers;

•	breadth and depth of solution, including the ability to accommodate both electronic forms and manual, paper-based research methods of data collection, management and analysis;

•	scientific expertise;

•	consulting capabilities;

•	quality and performance;

•	core technology underlying our service offerings;

•	ability to implement solutions;

•	capacity;

•	cost of services and products;

•	financial and organizational stability; and

•	ability to adapt to changing regulatory guidance.

We believe that our solutions, particularly our Cardiac Safety and Respiratory function solutions, currently compete favorably with respect to these factors, and we will continue to strive to maintain our competitive edge in the marketplace.

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

The FDA has promulgated regulations related to requirements for computer systems that support electronic records and electronic signatures. These regulations define requirements for system control, security, authentication, validation and retention of electronic records. The FDA issued a guidance document, Part 11 Electronic Records; Electronic Signatures — Scope and Applicability (August 2003), which defines the FDA’s current thinking on the implementation of the 1997 regulation 21 CFR Part 11, and also noted there would be enforcement discretion of specific requirements.

The FDA has proposed requiring sponsors of new drugs to submit ECG raw data in digital format and annotated digital ECG waveforms. Annotated waveforms include definition of measurement points that are used to create ECG analysis data. A subsequent meeting held in January 2003, which was supported by a preliminary concept paper issued in November 2002, further discussed the trial design, ECG acquisition, analysis and reporting for digital ECGs. Following a meeting in June 2004, the International Conference on Harmonization (ICH) released to the public in September 2004 the following guidelines at step 3, S7B: Safety Pharmacology Studies for Assessing the Potential for Delayed Ventricular Repolarization (QT Interval Prolongation) by Human Pharmaceuticals and E14: The Clinical Evaluation of QT/QTc Interval Prolongation and Proarrhythmic Potential for Non-Antiarrhythmic Drugs (ICH E14). The objective of these guidelines is to recommend the design and timing of studies in the clinical development process and provide general recommendations on available non-clinical methodologies to assess the potential risk of QT interval prolongation of a pharmaceutical product. On May 12, 2005, the ICH ratified and recommended for implementation the cardiac safety monitoring guidance provided in ICH E14 (step 4). The guidance was implemented by the FDA in October 2005 and adopted by the European Union in November 2005. On October 23, 2009, ICH E14 was ratified by the Japanese Ministry of Health. The guidance confirms previous guidance reinforcing the need for routine cardiac safety testing as well as Thorough QTc testing for all compounds entering the blood stream commencing early in clinical development to provide maximum guidance for later trials, as well as testing for all compounds in Phase III prior to submission for approval.

In December 2009, the FDA issued guidance related to ePRO. The guidance covered a number of concepts from instrument use and modification, content validity and reliability, clinical trial design and data analysis. In addition, the FDA has issued guidance specifically related to clinical trials regarding pulmonary disease and suicidality assessment testing for certain neurological drugs under development. We must continue to adapt our processes in accordance with FDA guidance to meet our growth expectations.

Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies, including agencies in Germany where our manufacturing operations are located. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. In particular, the International Electrotechnical Commission (IEC) 60601-1:2005 (3rd edition) was published in December 2005. In this publication, standards are listed as general requirements concerning basic safety and the essential performance of equipment. These new standards must be in place by June 1, 2012 in Europe and June 1, 2013 in the United States. Other countries such as Japan, China and Brazil continue to accept the 2nd edition of IEC 60601-1 without defining transition dates for the 3rd edition. The IEC 60601-2-27 standard for ECG equipment has not yet been adapted to the structure of the third edition. The second edition of the general standard continues to be binding.

Authorization to commercially distribute a new medical device in the U.S. is generally received in one of two ways. The first, known as pre-market notification or the 510(k) process, requires us to demonstrate that our new medical device is substantially equivalent to a legally marketed medical device. In this process, we must submit data that supports our equivalence claim. If human clinical data is required, it must be gathered in compliance with FDA investigational device exemption regulations. We must receive an order from the FDA finding substantial equivalence to another legally marketed medical device before we can commercially distribute the new medical device. Modifications to cleared medical devices can be made without using the 510(k) process if the changes do not significantly affect safety or effectiveness. The second, more rigorous process, known as pre-market approval (PMA), requires us to independently demonstrate that the new medical device is safe and effective. We do this by collecting data regarding design, materials, bench and animal testing and human clinical data for the medical device. The FDA will authorize commercial release if it determines there is reasonable assurance that the medical device is safe and effective. This determination is based on the benefit outweighing the risk for the population intended to be treated with the device. This process is much more detailed, time-consuming and expensive than the 510(k) process.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are also subject to periodic inspection by the FDA for compliance with the FDA’s quality system regulations among other FDA requirements, such as restrictions on advertising and promotion. The quality system regulations govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health, order a recall, repair, replacement or refund of such devices, detain or seize adulterated or misbranded medical devices or ban such medical devices. The FDA may also impose operating restrictions, enjoin and restrain certain conduct resulting in violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the Department of Justice.

The FDA, in cooperation with U.S. Customs and Border Protection (CBP), administers controls over the import of medical devices into the U.S. The CBP imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance. We are also subject to foreign trade controls administered by several U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department and the Office of Foreign Assets Control within the Treasury Department.

In the European Union, a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety and quality (i.e., the essential requirements) and then, according to their classification, comply with one or more of a selection of conformity assessment routes. A notified body assesses the quality management systems of the manufacturer and the product conformity to the essential and other requirements within the medical device directive. We are subject to inspection by notified bodies for compliance. The competent authorities of the European Union countries, generally in the form of their ministries or departments of health, oversee the clinical research for medical devices and are responsible for market surveillance of products once they are placed on the market. We are required to report device failures and injuries potentially related to product use to these authorities in a timely manner. Various penalties exist for non-compliance with the laws transcribing the medical device directives.

To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they are granted approval, or “shonin.” The Japanese government, through the Ministry of Health, Labour and Welfare (MHLW), regulates medical devices under the Pharmaceutical Affairs Law (PAL). Oversight for medical devices is conducted with participation by the Pharmaceutical and Medical Devices Agency (PMDA), a quasi government organization performing many of the review functions for MHLW. Penalties for a company’s noncompliance with PAL could be severe, including revocation or suspension of a company’s business license and criminal sanctions. MHLW and PMDA also assess the quality management systems of the manufacturer and the product conformity to the requirements of the PAL. ERT is subject to inspection for compliance by these agencies.

Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to more rigorous regulation by foreign governmental authorities in the future. We believe that we have designed our service and product solutions to be consistent with the recommendations of the relevant regulatory bodies as referred to above and to comply with applicable regulatory requirements.

Federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers. In particular, in April 2003, the U.S. Department of Health and Human Services (HHS) published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA privacy rule) and, in April 2005, published security rules for protected health information. The HIPAA privacy and security rules govern the use, disclosure and security of protected health information by “covered entities,” which are healthcare providers that submit electronic claims, health plans and healthcare clearinghouses. In 2009, Congress passed the HITECH Act, which modified certain provisions of the HIPAA privacy and security rules for covered entities and their business associates (which is anyone that performs a service on behalf of a covered entity involving the use or disclosure of protected health information and is not a member of the covered entity’s workforce).These included directing HHS to publish more specific security standards, and increasing breach notification requirements, as well as tightening certain aspects of the privacy rules. In addition, the HITECH Act provided that business associates will now be subject to the same security requirements as covered entities, and that with regard to both the security and privacy rule, business associates will be subject to direct enforcement by HHS, including civil and criminal liability, just as covered entities are.

We are generally not a covered entity. However, we operate as a business associate to covered entities in some instances as a provider of clinical research services. In those cases, the patient data that we receive and analyze may include protected health information. We are committed to maintaining the security and privacy of patients’ health information and believe that we meet the expectations of the HIPAA rules. Some modifications to our systems and policies may be necessary, but the framework is already in place. However, the potential for enforcement action against us is now greater, as HHS can take action directly against business associates. Thus, while we believe we are and will be in compliance with all HIPAA standards, there is no guarantee that the government will not disagree. Enforcement actions can be costly and interrupt regular operations of our business.

The European Union Data Protection Directive regulates the processing and dissemination of personal data of individuals in the European Union. The U.S. Department of Commerce, in consultation with the European Commission, has developed a safe-harbor framework to provide a streamlined means for U.S. entities to comply with the directive. In order to rely upon the safe-harbor framework, an entity must certify (and periodically recertify) to the Department of Commerce that its data privacy policy satisfies the requirements of the safe-harbor framework regarding notice, choice regarding disclosure of personal data, restrictions on transfers of such data to third parties, rights of access to the data by affected individuals, security controls, data integrity and the adequacy of mechanisms to enforce the policy. Although it is not clear that the clinical trial data we process in providing our services to our customers is regulated by the directive, many of our customers have requested assurances that our privacy policy complies with the directive. To be responsive to these concerns, we elected to become a signatory to the safe-harbor framework, as a result of which our privacy policy is deemed to be in compliance with the requirements of the directive.

The delivery of our devices is subject to regulation by HHS and comparable state and foreign agencies responsible for reimbursement and regulation of healthcare items and services. U.S. laws and regulations are imposed primarily in connection with the Medicare and Medicaid programs, as well as the government’s interest in regulating the quality and cost of healthcare. Foreign governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare items and services.

Federal healthcare laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid or other federally-funded healthcare programs. The principal federal laws include: (1) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program; (2) the Anti-Kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a Federal healthcare program; (3) the Stark law which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider; and (4) healthcare fraud statutes that prohibit false statements and improper claims to any third-party payor. There are often similar state false claims, anti-kickback and anti-self referral and insurance laws that apply to state-funded Medicaid and other healthcare programs and private third-party payors. In addition, the U.S. Foreign Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country.

The laws applicable to us are subject to change, and to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, ERT and its officers and employees could be subject to severe criminal and civil penalties including substantial penalties, fines and damages and exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

We are also subject to various environmental laws and regulations both within and outside the U.S. Like other medical device companies, our operations involve the use of substances regulated under environmental laws, primarily manufacturing and sterilization processes. To the best of our knowledge at this time, we do not expect that compliance with environmental protection laws will have a material impact on our consolidated results of operations, financial position or cash flows.

Potential Liability and Insurance

We operate in an industry characterized by extensive patent litigation, product liability and personal injury claims. Patent litigation can result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments in order to continue selling the products. Product liability claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. In addition, product liability claims may be asserted against us in the future based on events we are not aware of at the present time. Personal liability claims may be asserted for personal injury or death to study subjects from the administration of products in clinical studies in which we provide services. While it is not possible to predict the outcome of patent litigation, product liability or personal injury claims incident to our business, we believe the costs associated with this type of litigation could have a material adverse impact on our consolidated results of operations, financial position or cash flows.

We attempt to manage our risk of potential liability through contractual indemnification provisions with customers and through insurance maintained by our customers and us. Contractual indemnification generally does not protect us against certain of our own actions, such as patent infringement or negligence. The terms and scope of such indemnification vary from customer to customer and from trial to trial. Although most of our customers are large, well-capitalized companies, the financial viability of these indemnification provisions cannot be assured. Therefore, we bear the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations to us. We maintain errors and omissions liability insurance in the amount of $10 million per claim and professional liability insurance in the amount of $1 million per claim. Our operating results could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage maintained by us or the customer or where the indemnifying party does not fulfill its indemnification obligations to us.

Intellectual Property

Our solutions have been enhanced by significant investments in research and development and strategic acquisitions and licensing arrangements, which have allowed us to develop an intellectual property portfolio consisting of computer software and technologically derived procedures, internal operating processes and proprietary medical devices. While we rely upon confidentiality agreements to protect trade secrets, manufacturing know-how and similar proprietary rights, we also hold numerous patents and have numerous patent applications pending in the United States, the European Union and various other jurisdictions to protect our intellectual property.

We hold United States patents for various methods and systems for processing electrocardiograms directed to various features of our EXPERT® workflow enabled data handling technology and processes embedded in our EXPERT® 2 technology platform. We also hold a United States patent and two Japanese patents related to interactive annotation and measurement of time series data, such as electrocardiograms, with automatic marker sequencing. Finally, we hold a United States patent and a German patent for the maximum expiratory flow measuring device used in our Respiratory solutions.

We file patent applications in the United States and other jurisdictions when we consider it commercially beneficial to do so. While we believe our patents help provide a competitive benefit for us, we do not believe that the success of our business is dependent upon any particular patent.

We also hold a number of trademarks that we use in conducting our operations, some of which are registered in the United States and other jurisdictions and others of which unregistered common law trademarks. The more significant trademarks we use include ERT®, EXPERT®, our corporate logo, Getting it Done. Right.®, CorScreen®, SpiroPro®, VIApen®, VIAphonetm, VIAPadtm, FlowScreen®, AsthmaMonitortm, ePROtm and My Study Portaltm.

Employees

At December 31, 2010, we had a total of 647 employees, with 295 employees (287 full-time, 8 part-time) at our locations in the United States, 261 employees (248 full-time, 13 part-time) at our location in Germany and 88 employees (80 full-time, 8 part-time) at our location in the United Kingdom. We also had 2 full-time employees in Sweden and 1 full-time employee in Japan. We had 396 employees performing services directly for our customers, 102 employees in research and development, 62 employees in sales and marketing and 87 employees in general and administrative functions. We supplement our work force with contract employees as necessary. We are not a party to any collective bargaining agreements covering any of our employees, nor have we ever experienced any material labor disruption. We are not aware of any current efforts or plans to unionize our employees. In Germany, our employees are represented by work councils. We consider our relationship with our employees to be good.

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

While we believe our current financial condition is very strong and liquid, we have made in the past, and may make in the future, acquisitions or significant investments in other businesses. On May 28, 2010, we acquired RS for $82.7 million in cash. The acquisition and related transaction costs were financed from our existing cash and a portion of the $23.0 million drawn from our $40.0 million revolving credit facility. Future acquisitions or investments may reduce our readily available capital and require us to obtain additional financing. If we are unable to obtain any financing necessary to make investments in our technology and workforce, we may be unable to achieve the market growth that such investments were intended to generate.

If general economic conditions deteriorate or fail to improve, potential customers may be unable to get the necessary financing to conduct business and existing customers may fail to make timely payments for products we have sold or services that we have performed, which could adversely affect our ability to maintain or increase overall revenues and our overall financial position.

Many of our existing and potential customers, and in particular, development stage biopharmaceutical companies, depend on financing to conduct clinical trials and may be affected by poor economic conditions. If financing is unattainable or business is otherwise affected by a troubled economy, clinical trials may be delayed, which could affect our ability to sign new contracts and maintain or increase revenues. In addition, while we take reasonable precautions to avoid credit risk, some customers may have financial difficulties as a result of the lack of financing or the general poor economic conditions, which could result in delayed payments to us for the products we have sold or services we performed. Such delays in payments would result in higher accounts receivable balances and lower liquidity. In addition, this could result in us recording additional expense to write-off the accounts receivable balances remaining if payment is not likely.

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

Our customer base could decline because of consolidation, and we may not be able to expand sales of our product and service solutions to new customers. Consolidation among biopharmaceutical and healthcare organizations and among CROs has accelerated in recent years, and we expect this trend to continue. In addition, in times of a weakened economy, less stable companies, such as smaller biotechnology companies, may be at risk of being acquired. Our profitability will also suffer if we reduce our prices in response to competitive pressures without achieving corresponding reductions in our expenses.

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

Our business depends entirely on the clinical trials that biopharmaceutical and healthcare organizations conduct. Our revenues and profitability will decline if there is less competition among biopharmaceutical and healthcare organizations, which could result in fewer products under development and decreased pressure to accelerate a product approval. Our revenues and profitability will also decline if the FDA or similar agencies in foreign countries modify their requirements, thereby decreasing the need for our solutions. Any other developments that adversely affect the biopharmaceutical and healthcare industries generally, including federal or state health care reform, product liability claims, new technologies or products or general business conditions, could also decrease the volume of our business. From time to time studies for which we are contracted to provide our product and services solutions are delayed or postponed resulting in lower than expected revenues.

We depend on the need for clinical trials in the area of pulmonary disease to continue and a downturn in this specific therapeutic area could cause our revenues and profitability to decrease.

We provide biopharmaceutical and healthcare organizations an integrated set of products and services for the clinical evaluation of respiratory data. We have a preferred centralized spirometry vendor status with several of the top 20 biopharmaceutical companies where we provide respiratory, cardiac safety and ePRO products and services primarily in the therapeutic area for respiratory drugs. If there were significant developments in pharmacology or government regulation that significantly reduced or eliminated the need for further clinical trials for pulmonary disease, our revenue, net income and workforce would be adversely affected.

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

The FDA may recommend a different approach to measuring drug effects on the QT interval of an ECG which could make our systems and processes obsolete and adversely affect revenue and profitability. The FDA may recommend different approaches to pulmonary function testing which may make our current devices and processes obsolete and considerably decrease our revenues and profitability.

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

We have one customer that represented approximately 28% of our total revenues for the year ended December 31, 2010, an increase from 18% of our total revenues for the year ended December 31, 2009. While no other customer represented more than 10% of our revenues during the year ended December 31, 2010, our next five largest customers in the aggregate represented approximately 31% of our total revenues for this same period. Based on RS’ historic customer base, we anticipate that the percentage of revenues represented by our largest customer and the next five largest customers will increase in 2011. If we lose all or a material amount of our revenues from any significant customers and do not replace them with revenues from new customers, our revenues will decrease and they may not be sufficient to cover our costs. We currently derive and expect to continue to derive a significant portion of our revenues and profitability from a limited number of customers.

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

We depend upon a limited number of suppliers for specific components of our product and service solutions. We may increase our dependence on certain suppliers as we continue to develop and enhance our product and service solutions. Our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required components, reduced services capacity, price increases, delayed supplier performance and poor component and services quality. For instance, we rely on a limited number of providers to supply ECG, Respiratory and ePRO equipment, software applications designed for the on-screen measurement of ECG signals and server facilities. If we are unable to obtain products and services from third-party suppliers in the quantities and of the quality that we need, on a timely basis or at acceptable prices, we may not be able to deliver our service solutions on a timely or cost-effective basis to our customers, and our business, results of operations and financial condition could be seriously harmed. Moreover, delays or interruptions in our service, including without limitation delays or interruptions resulting from a change in suppliers, may reduce our revenues, cause customers to terminate their contracts and adversely affect our customer renewals. If these companies were to terminate their arrangements with us or we were otherwise required to find alternative suppliers to provide the required capacity and quality on a timely basis, sales of our solutions would be delayed. To qualify a new supplier and familiarize it with our solutions, quality standards and other requirements is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative relationships on acceptable terms.

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

The equipment that we manufacture, acquire and lease could malfunction or become obsolete due to technological advance. Malfunctions in the equipment may result in inaccurate or lost data. If we experience malfunctions or obsolescence, we may not be able to provide the quantity of equipment needed to service our customers. We may fail to obtain the necessary certifications for use of the equipment. Any such development would reduce our revenues and profitability and/or subject us to third party claims.

We manufacture, acquire and lease equipment, which we provide to our customers to perform our service solutions. This equipment may malfunction resulting in inaccurate data or lost data. Such occurrence could cause significant study delays or possible discontinuance and may result in a third party claim against us. In addition, our equipment could become obsolete due to advances in technology and the introduction of newer equipment models prior to the time that we have fully depreciated the asset or fulfilled our lease obligations. This could result in us recording additional expense to write-off the book value of the equipment and failing to meet equipment demands. In addition, certifications are required for the use of certain equipment. We have been able to maintain such certifications in the past, but if the requirements for these certifications change or other factors lead to our failure to be compliant, we will lose the certifications and may not be able to satisfy the equipment needs of our customers, which may jeopardize our business relationship and our ability to continue providing products and services. As a result, we may lose clinical customers if adequate equipment is not available, resulting in reduced revenues and profitability and we may be subject to third party claims if we are unable to perform under existing contracts.

Our equipment is subject to governmental regulation. In particular, the IEC 60601-1:2005 (3rd edition) was published in December 2005. In this publication, standards are listed as general requirements concerning basic safety and the essential performance of equipment. These new standards must be in place by June 1, 2012 in Europe and June 1, 2013 in the United States. If we are unable to adhere to this or other regulations, we will be unable to use our equipment for our clinical trials. As a result, we could be found in breach of existing customer contracts and/or unable to obtain new contracts, both of which will have a negative impact on earnings.

Capacity constraint or system or device failures could result in the loss of or liability to customers, which could reduce our revenues, increase our expenses and reduce profitability.

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

If participants conducting clinical trials are unwilling to adopt our technology solutions and new ways of conducting business, our revenues may not be sufficient to achieve our expected growth rate. Our efforts to establish a standardized, electronic process to collect, manage and analyze clinical trial and cardiac safety data are a significant departure from the traditional clinical research process. We estimate that the majority of clinical trials today use manual, paper-based data entry, management and analysis tools. Each clinical trial can involve a multitude of participants, including the sponsor, a CRO, regional site managers, investigators and subjects. With so many participants involved in a clinical trial, it may be difficult to convince a sponsor or CRO to accept new methods of conducting a clinical trial. We may not be successful in persuading these participants to change the manner in which they have traditionally operated and to use our product and service solutions.

We depend on certain key executives. If we lose the services of any of these executives or are unable to fill open positions existing for these key executives, our operations could be disrupted, we could incur additional expenses and our ability to expand our operations could be impeded, particularly if we are not able to recruit a suitable replacement in a timely manner.

The loss of the services of one or more of our key executives could negatively affect our ability to achieve our business goals. Our future performance will depend significantly on the continued service and performance of all of our executives, particularly Dr. Joel Morganroth, our Chairman of the Board of Directors, interim President and Chief Executive Officer and Chief Scientific Officer. In addition, we remain focused on actively recruiting a Chief Executive Officer for our company. If we are unable to find a suitable Chief Executive Officer in a timely manner, our ability to achieve our business goals could be negatively affected. We also depend on our key technical, customer support, sales and other managerial employees. We believe that it would be costly and time consuming to find suitable replacements for our key employees.

If we are unable to protect our proprietary technology, including both software and devices, or maintain our technological advantages, we may lose our intellectual property rights and become less competitive.

If we fail to protect our intellectual property from infringement, other companies may use our intellectual property to offer competitive products at lower prices. If we fail to compete effectively against these companies, we could lose customers and experience a decline in sales of our solutions. To protect our intellectual property rights, we rely on a combination of confidentiality agreements and similar restrictions on disclosure as well as patent protection. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products and technology. In addition, our patents could be successfully challenged as invalid. Monitoring unauthorized use of our solutions is difficult and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Goodwill is subject to impairment which could result in a significant expense.

We have recorded approximately $70.5 million in goodwill as a result of the RS and CCSS acquisitions. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. Although we made no adjustments as a result of the impairment test as of December 31, 2010, if we determine in connection with future tests that the carrying value of goodwill may not be recoverable, we will base the measurement of any impairment on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. An impairment could result in a write-off of goodwill which would reduce our profitability in the period of the write-off.

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

While a majority of the 2010 revenue of our foreign operations are denominated in U.S. dollars, foreign revenue will increase in 2011 and most of the expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the euro, and are translated into U.S. dollars for financial reporting purposes. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

Our effective income tax rate may fluctuate from quarter to quarter, which may affect our earnings and earnings per share.

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

•	the requirement to exclude from our quarterly worldwide effective income tax calculations losses in jurisdictions where no tax benefit can be recognized;

•	actual and projected full year pretax income;

•	transfer pricing;

•	changes in tax laws in various taxing jurisdictions;

•	audits by taxing authorities; and

•	the establishment of valuation allowances against deferred tax assets if it is determined that it is more likely than not that future tax benefits will not be realized.

Any potential changes in either the U.S., UK or German tax law could cause fluctuations in our effective income tax rate that could cause fluctuations in our earnings and earnings per share, which can affect our stock price.

Our existing credit facility contains covenants that limit our flexibility and prevent us from taking certain actions.

The agreement in connection with our 2010 credit facility requires us to maintain a maximum senior leverage ratio of 2.0 to 1.0 and a minimum debt service coverage ratio of 1.5 to 1.0. The agreement contains other customary affirmative and negative covenants including, but not limited to, limitations upon our ability to:

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

Our corporate headquarters is located at 1818 Market Street, Philadelphia, Pennsylvania, where we lease approximately 59,000 square feet. Our lease expires in October 2019. We lease approximately 57,000 square feet of office and warehouse space in Höchberg, Germany, which expires in December 2012. We also lease approximately 19,000 square feet of office space in Bridgewater, New Jersey, under a sublease which expires January 2013 and a direct lease which will begin in February 2013 and will expire in January 2021. This replaced a lease of approximately 31,000 square feet which expired in January 2011. We lease approximately 18,000 square feet of office space in Peterborough, United Kingdom, which expires in June 2013. We believe that these facilities are adequate for our current and reasonably foreseeable operations and that we will be able to locate comparable space in these markets on terms acceptable to us if our business grows more rapidly than we currently anticipate.

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

In December 2010, we terminated the employment relationship with one of our employees. The employee filed a lawsuit in December 2010 against such termination, applying for a ruling that the termination was not legally effective and that the employment relationship is not terminated. While a formal hearing has not been held, based on a review of the current facts and circumstances, management is of the opinion that this will not have a material effect on our consolidated financial statements.

SPECIAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. Our executive officers are as follows:

Name	Age	Position

Joel Morganroth, MD	65	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Scientific Officer
Keith D. Schneck	55	Executive Vice President, Chief Financial Officer and Secretary
John M. Blakeley	43	Executive Vice President and Chief Commercial Officer
Thomas P. Devine	58	Executive Vice President and Chief Information Officer
Amy Furlong	38	Executive Vice President and Chief Operations Officer
Jeffrey S. Litwin, MD	52	Executive Vice President and Chief Medical Officer
Achim Schuelke	49	Executive Vice President and Chief Technology Officer
Eric Schwartz	42	Executive Vice President and Chief Legal Officer
John B. Sory	45	Executive Vice President and Chief Development Officer

Dr. Morganroth has served as the Chairman of our Board of Directors since 1999 and a member of our Board of Directors since 1997. He has served as our interim President and Chief Executive Officer since December 2010 and Chief Scientific Officer since April 2006. Prior to that, he served as our Chief Scientist from March 2001 to December 2005 and our Chief Executive Officer from 1993 to March 2001. In addition, Dr. Morganroth has consulted for us since 1977. Dr. Morganroth is a globally recognized cardiologist and clinical researcher. Dr. Morganroth served for over ten years as a Medical Review Officer/Expert for the U.S. Food and Drug Administration.

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

Mr. Blakeley has been our Executive Vice President and Chief Commercial Officer since October 2010. Prior to that, Mr. Blakeley served as Executive Vice President, Sales and Marketing from February 2008 to October 2010. He served as our Senior Vice President, International Operations and Sales from September 2006 to February 2008. He served as our Group Vice President, International Business Development from January 2005 to August 2006 and as our Director of Business Development from May 2002 to December 2004. Prior to joining ERT, Mr. Blakeley was Managing Director of a medical devices specialist.

Mr. Devine has been our Executive Vice President and Chief Information Officer since October 2010. Prior to that, Mr. Devine served as our Executive Vice President and Chief Development Officer from December 2005 to October 2010. He served as our Senior Vice President and Chief Development Officer from April 2003 until December 2005. From August 2002 to April 2003, Mr. Devine was our Vice President of Research and Development. Prior to joining us, Mr. Devine was Chief Technology Officer for an electronic commerce company.

Ms. Furlong has been our Executive Vice President and Chief Operations Officer since October 2010. Prior to that, Ms. Furlong served as our Executive Vice President, Cardiac Safety Operations from December 2005 to October 2010. She served as our Senior Vice President, Regulatory Compliance from January 2004 until December 2005. From February 2001 to January 2004, Ms. Furlong served as our Vice President, Regulatory Compliance.

Dr. Litwin is a cardiologist and has been our Executive Vice President and Chief Medical Officer since December 2005. He served as our Senior Vice President and Chief Medical Officer from July 2000 until December 2005.

Mr. Schuelke has been our Executive Vice President and Chief Technology Officer since October 2010. Mr. Schuelke joined our company in May 2010 following our acquisition of Research Services Germany 234 GmbH and held the position of Vice President until October 2010. Prior to that, Mr. Schuelke held various leadership positions in healthcare technology within CareFusion Corporation, including the position of Vice President of CareFusion from September 2009 until May 2010, the position of Vice President of Cardinal Health from July 2008 to September 2009 and the position of Vice President of VIASYS Healthcare from 2001 to 2007.

Mr. Schwartz has been our Executive Vice President and Chief Legal Officer since February 2011. He joined us from Johnson & Johnson, where he had been Assistant General Counsel from 2006 to 2011. From 2005 to 2006, Mr. Schwartz was Vice President and General Counsel of Animas Corporation, a publicly held medical devices company. Animas was acquired by Johnson & Johnson in 2006.

Mr. Sory has been our Executive Vice President and Chief Development Officer since October 2010. Prior to that, Mr. Sory served as our Senior Vice President, Health Care Solutions from November 2009 to October 2010. Prior to joining ERT, Mr. Sory served as General Manager, Vice President of Pfizer Health Solutions from 2002 to 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ERES.” In order to better align with our business identity, the symbol will be changing effective March 7, 2011 to “ERT”. Below is the range of high and low sales prices for the common stock for the following quarters as quoted on the Nasdaq Global Select Market.

Calendar Period	High	Low

2009
First Quarter	$7.50	$4.48
Second Quarter	6.68	4.90
Third Quarter	7.56	5.32
Fourth Quarter	8.50	5.74
2010
First Quarter	$6.93	$5.34
Second Quarter	8.73	6.37
Third Quarter	8.95	6.42
Fourth Quarter	8.59	5.36

We have never declared or paid any cash dividend on our common stock. We do not anticipate paying any cash dividends in the foreseeable future because we intend to retain our current cash and future earnings for the development and expansion of our business and for the repurchase of common stock under our stock buy-back program.

As of February 18, 2011, there were 48 record holders of our common stock.

Stockholder Return Performance Graph

The following graph compares the cumulative total stockholder return on our common stock against the cumulative total return on the Nasdaq Composite Index and the Nasdaq Health Services Index for the period commencing December 31, 2005 and ending December 31, 2010. The graph assumes that at the beginning of the period indicated, $100 was invested in our common stock and the stock of the companies comprising the Nasdaq Composite Index and the Nasdaq Health Services Index, and that all dividends, if any, were reinvested.

This stockholder return performance graph shall not be deemed filed with the Securities and Exchange Commission (SEC) as part of this Form 10-K or incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate the performance graph by reference therein.

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. We have included CCSS’ and RS’ operating results in our Consolidated Statements of Operations from the dates of acquisition, November 28, 2007 and May 28, 2010, respectively.

Consolidated Statements of Operations Data (in thousands, except per share data)

	Year Ended December 31,
	2006	2007	2008	2009	2010

Net revenues:
Services	$59,712	$55,309	$96,567	$64,655	$85,718
Site support	21,072	28,042	30,679	26,667	55,274
EDC licenses and services	6,063	3,017	5,894	2,501	—

Total net revenues	86,847	86,368	133,140	93,823	140,992

Costs of revenues:
Cost of services	24,337	25,431	38,609	29,886	43,403
Cost of site support	13,965	18,821	18,445	13,544	30,212
Cost of EDC licenses and services	436	286	1,843	863	—

Total costs of revenues	38,738	44,538	58,897	44,293	73,615

Gross margin	48,109	41,830	74,243	49,530	67,377

Operating expenses:
Selling and marketing	9,122	11,051	13,273	12,905	16,064
General and administrative	11,458	14,668	18,181	14,859	30,607
Research and development	4,093	4,146	4,394	3,853	5,089

Total operating expenses	24,673	29,865	35,848	31,617	51,760

Operating income	23,436	11,965	38,395	17,913	15,617
Foreign exchange (losses) gains	(296)	(154)	832	(618)	(956)
Other income (expense), net	1,232	1,404	898	183	(239)

Income before income taxes	24,372	13,215	40,125	17,478	14,422
Income tax provision	9,007	4,905	15,123	6,791	4,551

Net income	$15,365	$8,310	$25,002	$10,687	$9,871

Basic net income per share	$0.31	$0.17	$0.49	$0.22	$0.20
Diluted net income per share	$0.29	$0.16	$0.48	$0.22	$0.20

Consolidated Balance Sheet Data (in thousands)

	December 31,
	2006	2007	2008	2009	2010

Cash, cash equivalents and short-term investments	$56,913	$46,879	$66,426	$78,761	$30,393
Working capital	61,320	45,594	75,289	82,950	47,819
Total assets	115,064	147,696	169,122	164,861	214,835
Total stockholders’ equity	93,622	113,512	137,428	137,672	150,655

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were founded in 1977 to provide Cardiac Safety solutions to evaluate the safety of new drugs. We are a global technology-driven provider of services and customizable medical devices to biopharmaceutical and healthcare organizations. We are the market leader for centralized cardiac safety and respiratory efficacy services in drug development and also collect, analyze and distribute electronic patient reported outcomes (ePROtm) in multiple modalities across all phases of clinical research.

We provide centralized cardiac safety testing which is a critical component of diagnostic testing in clinical trials. Our Cardiac Safety solutions include the collection, interpretation and distribution of electrocardiographic (ECG) data and images and are performed during clinical trials in all phases of the clinical research process. The ECG provides an electronic map of the heart’s rhythm and structure, and is performed in most clinical trials. Our Cardiac Safety services permit assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Specific trials, such as a Thorough QTc study, focus on the cardiac safety profile of a compound. Thorough QTc studies are comprehensive studies that typically are of large volume and short duration and are generally required by the United States Food and Drug Administration (FDA) under guidance issued in 2005 by the International Committee on Harmonization (ICH E14). We offer centralized Respiratory solutions, which are utilized by biopharmaceutical and healthcare organizations and CROs that are developing new compounds for the treatment of asthma, cystic fibrosis and Chronic Obstructive Pulmonary Disease (COPD) to assess the efficacy of a drug or to evaluate compounds that have an effect on pulmonary functions. We also offer site support, which includes the rental and sale of equipment to support cardiac and respiratory services along with related supplies and logistics management. We also offer ePRO solutions along with proprietary clinical assessments.

On May 28, 2010, we acquired Research Services Germany 234 GmbH (Research Services or RS), a leading provider of respiratory diagnostics services and a manufacturer of equipment that also offers cardiac safety and ePRO services. RS was formed as a result of a demerger of CareFusion Germany 234 GmbH under German law, which effectively divided CareFusion Germany 234 GmbH into RS and another entity. RS is comprised of the research services division of CareFusion Germany 234 GmbH and certain research operations of CareFusion Corporation (CareFusion). We paid $82.7 million for RS. The acquisition and related transaction costs were financed from our existing cash and a portion of the $23.0 million drawn from our $40.0 million revolving credit facility. The credit facility was established on May 27, 2010. We have included RS’s operating results in our consolidated statements of operations from the date of acquisition.

Our services revenues consist primarily of our services offered under our Cardiac Safety, Respiratory and, to a lesser extent, our ePRO solutions that we provide on a fee for services basis. Our services revenue are recognized as the services are performed. We also provide Cardiac Safety and Respiratory consulting services on a time and materials basis and recognize revenues as we perform the services. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period.

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

Our former electronic data capture (EDC) operations are included in EDC licenses and services revenue and included license revenue, technology consulting and training services and software maintenance services. We recognized up-front license fee revenues under the residual method when a formal agreement existed, delivery of the software and related documentation occurred, collectability was probable and the license fee was fixed or determinable. We recognized monthly and annual term license fee revenues over the term of the arrangement. Hosting service fees were recognized evenly over the term of the service. We recognized revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which was typically twelve months. We provided consulting and training services on a time and materials basis and recognized revenues as we performed the services.

Cost of services includes the cost of Cardiac Safety, Respiratory and ePRO services. Cost of services consists primarily of wages, depreciation, amortization of intangible assets, fees paid to consultants, royalties on licensed technology and other direct operating costs. Cost of site support consists primarily of wages, equipment rent and depreciation, amortization of intangible assets, supplies, cost of equipment sold, shipping expenses and other direct operating costs. Selling and marketing expenses consist primarily of wages and incentive compensation paid to sales personnel, travel expenses, advertising and promotional expenditures and royalties paid to our business development partners. General and administrative expenses consist primarily of wages and direct costs for our finance, administrative, corporate information technology and executive management functions, in addition to professional service fees and corporate insurance. Research and development expenses consist primarily of wages paid to our product development staff, costs paid to outside consultants and other direct costs associated with the development of our technology.

Costs of our former EDC operations included primarily wages, fees paid to outside consultants and other direct operating costs related to our software licensing, consulting and customer support functions.

We conduct our operations through offices in the United States (U.S.) and Europe (the United Kingdom and Germany). Our international net revenues represented approximately 21%, 24% and 57% of total net revenues for the years ended December 31, 2008, 2009 and 2010, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology which equalizes gross margins for each legal entity, based upon its respective direct revenue or direct costs, as determined by the relevant revenue source. Through September 30, 2009, we calculated our transfer pricing for Cardiac Safety services using a profit split methodology based on cost. Subsequent to September 30, 2009, the profit split transfer pricing methodology was modified for Cardiac Safety services to allocate costs based on revenue instead of allocating revenue based on costs. This has resulted in an increase in revenue attributed to the UK beginning in the fourth quarter of 2009.

Results of Operations

Executive Overview

Net revenues were $141.0 million for 2010, an increase of $47.2 million or 50.3% from $93.8 million in 2009 due to the acquisition of RS which contributed $47.2 million of revenue from the acquisition date. Revenue from our legacy business, which excludes the results of RS, reflected continued slower conversion of backlog to revenue as larger customers reacted to the recent economic recession by reducing costs through delay of development spending and cancellation of trials for drugs and our small to mid-sized customers continued to be impacted by the tight credit conditions from the recession. We also continued to see low demand for Thorough QTc studies from our customers as these studies are performed largely for small to mid-sized customers and it was this sector of the economy that was most severely impacted by the very tight credit conditions caused by the recession. Our legacy business did experience revenue of $24.9 million in the fourth quarter of 2010 which reflected its highest level in the past eight quarters. New bookings were $212.2 million for the year ended December 31, 2010 and backlog was $302.9 million as of December 31, 2010.

Gross margin percentage was 47.8% in 2010 compared to 52.8% in 2009. Gross margin percentage was impacted by lower transaction volume in our legacy business which declined 6.1% in 2010 compared to 2009 as much of our cost structure is fixed in nature. In addition, the RS operations have historically generated a lower margin than our legacy ERT business due to their higher proportion of lower margin site related revenue, higher services costs due to the more labor intensive delivery and the overall impact of integration expenses. Gross margin was also negatively impacted by $5.6 million of amortization of acquired intangible assets directly related to the RS acquisition.

Operating income for 2010 was $15.6 million or 11.1% of total net revenues compared to $17.9 million or 19.1% of total net revenues in 2009. Total expenses were $125.4 million in 2010, an increase of $49.5 million, from $75.9 million in 2009. Total expenses primarily increased due to the addition of the RS business. Total expenses also include the $5.6 million of amortization of acquired intangible assets plus $5.9 million of acquisition and other related costs, which included a $0.6 million payment to our Chief Executive Officer upon his retirement in 2010. Our effective income tax rate for 2010 was 31.6% compared to 38.9% in 2009, with the reduction due to a greater proportion of income generated from lower tax rate countries, primarily from Germany, and from internal structural changes which had the benefit of lowering our U.S. income tax rate.

Net income for 2010 was $9.9 million, or $0.20 per diluted share, compared to $10.7 million, or $0.22 per diluted share, in 2009.

During the latter half of 2010, we recognized the need to modify the RS operations work flow processes and infrastructure to expand capacity to support customer requirements for active and new studies. This did impact our ability to contract for new business with certain clients who required faster commencement of studies than our standard delivery time would allow and still maintain our desired level of quality. We added new staff in Germany during the fourth quarter and into our first quarter of 2011 and continue the development of our new integrated data handling platform, EXPERT 3. The EXPERT 3 platform will further expand the RS capacity by improving the efficiency and reducing the complexity of our processes. In 2011, we will be making investments to complete the integration of the RS business and to strengthen our infrastructure and pilot expansion projects of our products and services into adjacent markets. While these investments will impact our 2011 earnings, we continue to believe our strategy will better position us for improved growth and profitability in 2012 and beyond.

The following table presents certain financial data as a percentage of total net revenues (except for the gross margin for each product line which is a percentage of that product line’s revenue):

	Year Ended December 31,
	2008	2009	2010

Net revenues:
Services	72.6%	68.9%	60.8%
Site support	23.0%	28.4%	39.2%
EDC licenses and services	4.4%	2.7%	0.0%

Total net revenues	100.0%	100.0%	100.0%

Costs of revenues:
Cost of services	29.0%	31.9%	30.8%
Cost of site support	13.8%	14.4%	21.4%
Cost of EDC licenses and services	1.4%	0.9%	0.0%

Total costs of revenues	44.2%	47.2%	52.2%

Gross margin:
Gross margin services	60.0%	53.8%	49.4%
Gross margin site support	39.9%	49.2%	45.3%
Gross margin EDC licenses and services	68.7%	65.5%	N/A

Total gross margin	55.8%	52.8%	47.8%

Operating expenses:
Selling and marketing	10.0%	13.8%	11.4%
General and administrative	13.7%	15.8%	21.7%
Research and development	3.3%	4.1%	3.6%

Total operating expenses	27.0%	33.7%	36.7%

Operating income	28.8%	19.1%	11.1%
Foreign exchange gains (losses)	0.6%	(0.7)%	(0.7)%
Other income (expense), net	0.7%	0.2%	(0.3)%

Income before income taxes	30.1%	18.6%	10.2%
Income tax provision	11.3%	7.2%	3.2%

Net income	18.8%	11.4%	7.0%

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2010

The following table presents statements of operations data with product line detail (dollars in thousands):

	Year Ended December 31,
	2009	2010	Increase (Decrease)

Services:
Net revenues	$64,655	$85,718	$21,063	32.6%
Costs of revenues	29,886	43,403	13,517	45.2%

Gross margin	$34,769	$42,315	$7,546	21.7%

Site support:
Net revenues	$26,667	$55,274	$28,607	107.3%
Costs of revenues	13,544	30,212	16,668	123.1%

Gross margin	$13,123	$25,062	$11,939	91.0%

EDC licenses and services:
Net revenues	$2,501	$—	$(2,501)	(100.0)%
Costs of revenues	863	—	(863)	(100.0)%

Gross margin	$1,638	$—	$(1,638)	(100.0)%

Total
Net revenues	$93,823	$140,992	$47,169	50.3%
Costs of revenues	44,293	73,615	29,322	66.2%

Gross margin	49,530	67,377	17,847	36.0%

Operating expenses:
Selling and marketing	12,905	16,064	3,159	24.5%
General and administrative	14,859	30,607	15,748	106.0%
Research and development	3,853	5,089	1,236	32.1%

Total operating expenses	31,617	51,760	20,143	63.7%

Operating income	17,913	15,617	(2,296)	(12.8)%
Foreign exchange losses	(618)	(956)	(338)	54.7%
Other income (expense), net	183	(239)	(422)	(230.6)%

Income before income taxes	17,478	14,422	(3,056)	(17.5)%
Income tax provision	6,791	4,551	(2,240)	(33.0)%

Net income	$10,687	$9,871	$(816)	(7.6)%

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Year Ended December 31		Increase
	2009	2010	(Decrease)

Costs of revenues:
Cost of services	46.2%	50.6%	4.4%
Cost of site support	50.8%	54.7%	3.9%
Cost of EDC licenses and services	34.5%	N.M.	N.M.
Total costs of revenues	47.2%	52.2%	5.0%
Operating expenses:
Selling and marketing	13.8%	11.4%	(2.4)%
General and administrative	15.8%	21.7%	5.9%
Research and development	4.1%	3.6%	(0.5)%
Total operating expenses	33.7%	36.7%	3.0%

EDC

On June 23, 2009, we completed the sale of certain assets relating to our EDC operations. During the year ended December 31, 2009, we recorded a gain on the sale of these assets of $0.5 million within general and administrative expenses in the consolidated statement of operations.

Revenues

Services revenues for the year ended December 31, 2010 included $21.1 million from the operations of RS. Apart from the impact of RS, services revenues were essentially flat from 2009 to 2010, with a $3.0 million reduction in transaction revenue related to lower volume of transactions performed in the year ended December 31, 2010 as compared to the year ended December 31, 2009 being offset by a number of revenue increases totaling $3.0 million, primarily from our ePRO operations.

Site support revenues for the year ended December 31, 2010 included $26.0 million from the operations of RS. Apart from the impact of RS, the increase in site support revenue was primarily due to $2.9 million associated with an increase in the number of units rented in the year ended December 31, 2010 as compared to the year ended December 31, 2009, $0.3 million increase in equipment sales and $0.2 million increase in supplies revenue. Partially offsetting these increases was a $0.6 million decrease in revenue attributable to decreases in average rental per unit and a decrease of $0.2 million of other revenue items.

Costs of Revenues

The cost of services revenues for the year ended December 31, 2010 included $14.1 million from the operations of RS. Apart from the impact of RS, the decrease in the cost of services was primarily due to a $1.8 million reduction in labor costs, largely as a result of a change in the classification of the costs associated with the customer support center to report these as additional costs of site support in 2010 to better align costs with related revenue. We have also realized cost savings as a result of efficiency initiatives implemented in the latter part of 2009. Additionally, depreciation expense decreased by $0.4 million as computer equipment purchased for the development and implementation of the EXPERT 2 technology platform has become fully depreciated. Partially offsetting these decreases were increases in variable incentive compensation expenses of $1.2 million, $0.3 for consulting and $0.3 million for telephone and connectivity. The increase in cost of services revenues as a percentage of service revenues was due to the RS operations.

The cost of site support revenues for the year ended December 31, 2010 included $17.4 million from the operations of RS. Apart from the impact of RS, the decrease in the cost of site support was primarily due to a $1.5 million decrease in depreciation expense as older, more expensive ECG equipment has become fully depreciated and a $0.2 million decrease in freight. Partially offsetting these decreases was a $1.1 million increase in labor costs in 2010, largely associated with the customer support center as discussed above. The increase in cost of site support revenues as a percentage of site support revenues was due to the RS operations.

Operating Expenses

Selling and marketing expenses for the year ended December 31, 2010 included $1.9 million from the operations of RS. Apart from the impact of RS, the increase in selling and marketing expenses was due primarily to $0.4 million in higher labor costs due to higher commissionable revenue, $0.5 million in higher variable incentive compensation expenses and $0.2 million each in higher marketing costs and royalties. These increases were partially offset by $0.2 million lower consulting costs. The decrease in selling and marketing expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.

General and administrative expenses for the year ended December 31, 2010 included $6.8 million from the operations of RS. Apart from the impact of RS, the increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $4.0 million of professional fees incurred related to transaction costs associated with our acquisition of RS. Labor costs increased $1.1 million which included a payment to our Chief Executive Officer upon his retirement in 2010. We added $0.6 million to the reserve for losses on the lease of our former Reno, Nevada facility due to continued poor prospects for subleasing that facility. We recognized a $0.5 million gain on sale of our former EDC business in the second quarter of 2009 which decreased our expenses in 2009. Additionally, software costs increased $0.6 million and consultant costs increased $0.3 million as a result of an information technology modernization and virtualization project started in late 2009 and continuing in 2010. There was a $0.9 million increase in variable incentive compensation expenses. Travel costs increased $0.4 million as a result of continuing integration costs associated with the RS acquisition.

Research and development expenses for the year ended December 31, 2010 included $1.5 million from the operations of RS. Apart from the impact of RS, the decrease in research and development expenses was primarily due to a $0.2 million reduction in labor costs as a result of the sale of our former EDC operations in June 2009 and a $0.4 million increase in the capitalization of salaries and consultant fees associated with internal-use software development projects during 2010. These decreases were partially offset by a $0.4 million increase in variable incentive compensation expenses. The decrease in research and development expenses as a percentage of total net revenues reflects the fact that the costs do not necessarily change in direct relation with changes in revenue.

Foreign exchange losses increased primarily due to the movement in the exchange rate between the euro, British pound sterling and U.S. dollar that impacts our operations in Germany and in the UK.

Other income (expense), net, changed as we incurred interest expense on advances under our line of credit in 2010 that we used to purchase RS and to fund related acquisition expenses and working capital needs, while 2009 included a small amount of interest income on our cash balance, a substantial portion of which we used to purchase RS.

Our effective tax rate for the year ended December 31, 2010 was 31.6% compared to 38.9% for the year ended December 31, 2009. Through September 30, 2009, we calculated our transfer pricing for Cardiac Safety services using a profit split methodology based on cost. Subsequent to September 30, 2009, the profit split transfer pricing methodology was modified for Cardiac Safety services to allocate costs based on revenue instead of allocating revenue based on costs. Our effective tax rate for the year ended December 31, 2010 included the impact of the RS acquisition, which operates primarily in Germany which has a lower tax rate than our historic effective tax rate. However, acquisition costs are not deductible for tax purposes which increased the effective tax rate for the year ended December 31, 2010 by approximately nine percentage points. Additionally, as of July 1, 2010, we reorganized our operations in the United States to align our corporate structure along departmental business lines which has reduced our effective tax rate. The effective tax rate for the year ended December 31, 2010 also includes the impact of UK research and development credits for 2008 and 2009 not previously claimed and a reserve for a UK tax audit.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2009

The following table presents statements of operations data with product line detail (dollars in thousands):

	Year Ended December 31,
	2008	2009	Increase (Decrease)

Services:
Net revenues	$96,567	$64,655	$(31,912)	(33.0)%
Costs of revenues	38,609	29,886	(8,723)	(22.6)%

Gross margin	$57,958	$34,769	$(23,189)	(40.0)%

Site support:
Net revenues	$30,679	$26,667	$(4,012)	(13.1)%
Costs of revenues	18,445	13,544	(4,901)	(26.6)%

Gross margin	$12,234	$13,123	$889	7.3%

EDC licenses and services
Net revenues	$5,894	$2,501	$(3,393)	(57.6)%
Costs of revenues	1,843	863	(980)	(53.2)%

Gross margin	$4,051	$1,638	$(2,413)	(59.6)%

Total
Net revenues	$133,140	$93,823	$(39,317)	(29.5)%
Costs of revenues	58,897	44,293	(14,604)	(24.8)%

Gross margin	74,243	49,530	(24,713)	(33.3)%

Operating expenses:
Selling and marketing	13,273	12,905	(368)	(2.8)%
General and administrative	18,181	14,859	(3,322)	(18.3)%
Research and development	4,394	3,853	(541)	(12.3)%

Total operating expenses	35,848	31,617	(4,231)	(11.8)%

Operating income	38,395	17,913	(20,482)	(53.3)%
Foreign exchange gains (losses)	832	(618)	(1,450)	(174.3)%
Other income, net	898	183	(715)	(79.6)%

Income before income taxes	40,125	17,478	(22,647)	(56.4)%
Income tax provision	15,123	6,791	(8,332)	(55.1)%

Net income	$25,002	$10,687	$(14,315)	(57.3)%

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Year Ended December 31,		Increase
	2008	2009	(Decrease)

Costs of revenues:
Cost of services	40.0%	46.2%	6.2%
Cost of site support	60.1%	50.8%	(9.3)%
Cost of EDC licenses and services	31.3%	34.5%	3.2%
Total costs of revenues	44.2%	47.2%	3.0%
Operating expenses:
Selling and marketing	10.0%	13.8%	3.8%
General and administrative	13.7%	15.8%	2.1%
Research and development	3.3%	4.1%	0.8%
Total operating expenses	27.0%	33.7%	6.7%

Revenues

The decrease in services revenues was primarily due to a $25.4 million reduction related to a decrease in transactions performed in the year ended December 31, 2009 as compared to the year ended December 31, 2008 due largely to the decline in Thorough QTc studies and, to a lesser extent, a decline in routine studies and the decline in revenue from acquired backlog of CCSS. There was also a decrease in average revenue per transaction that was largely due to a heavier weighting of semi-automatic studies which carry lower transaction prices and a decrease in average pricing due to the impact of newly negotiated longer-term enterprise agreements with large customers, the total impact of which resulted in a decrease in revenue of approximately $3.2 million. Project management fees decreased $2.0 million, consistent with the decreased Cardiac Safety activity. The balance of the decrease is due to a $0.4 million decrease in Cardiac Safety consulting revenue and a number of smaller decreases totaling $0.9 million.

Beginning in January 2007, we entered into an arrangement with a consulting company owned by our Chairman, Dr. Morganroth, relating to Dr. Morganroth’s initiation of a company consulting practice through the transition of his historic consulting services to us. In return, Dr. Morganroth’s professional corporation receives a percentage fee of 80% of the net revenues we recognize for Dr. Morganroth’s services to our customers. We recorded revenues in connection with services billed to customers under this consulting arrangement of approximately $1.6 million and $1.3 million in the years ended December 31, 2008 and 2009, respectively. We incurred percentage fees under this consulting arrangement of approximately $1.3 million and $1.0 million in the years ended December 31, 2008 and 2009, respectively. Total amounts payable incurred under this consulting arrangement, including consulting fees and the percentage fees, approximated $1.8 million and $1.3 million in the years ended December 31, 2008 and 2009, respectively, and are included in cost of services.

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

Foreign exchange losses in 2009 were caused by dollar-denominated receivables in our UK entity that were settled at less favorable exchange rates with the British pound sterling while the gains in 2008 resulted from more favorable exchange rates.

In the year ended December 31, 2009 and 2008, other income, net, consisted primarily of interest income which decreased as the result of lower interest rates in 2009 as compared to 2008.

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

Liquidity and Capital Resources

At December 31, 2010, we had $30.4 million of cash, cash equivalents and short-term investments, primarily invested in money market funds and commercial bank accounts. Of the $30.4 million, $6.9 million and $13.1 million was held by our UK and German subsidiaries, respectively. Although a portion of our UK subsidiary’s current undistributed net earnings, as well as any future net earnings of our UK and German subsidiaries, will be permanently reinvested, we believe that this does not have a material impact on our overall liquidity

For the year ended December 31, 2010, our operations provided cash of $35.9 million, an increase of $2.0 million compared to $33.9 million during the year ended December 31, 2009. The increase was primarily the result of an increase of $8.1 million increase in accrued expenses in the year ended December 31, 2010 as compared to a $3.5 million decrease in the year ended December 31, 2009. The increase in the 2010 accrued expenses was largely due to an increase in the RS accrued expenses and an increase in the 2010 accrual for incentive compensation due to expected improved results against targets as compared to 2009. The decrease in 2009 was largely the result of the decline in the accrual for variable incentive compensation due to operating results as compared to targets. Other items with a positive impact on operating cash flow in the year ended December 31, 2010 as compared to the same period in 2009 included net income before depreciation and amortization, which increased $6.4 million in 2010 as compared to 2009 and an increase in accounts payable in 2010 which provided $4.1 million of cash as compared to a $0.8 million decrease in accounts payable in 2009. Partially offsetting these increases was an increase in accounts receivable in the year ended December 31, 2010 of $7.1 million as compared to a decrease of $12.7 million in the year ended December 31, 2009. The accounts receivable were reduced significantly during the year ended December 31, 2009 as a result of focused collection efforts and a reduction in revenue. The increase in the accounts receivable in 2010 was primarily due to an increase in the RS accounts receivables as RS revenue increased.

For the year ended December 31, 2010, our investing activities used cash of $94.8 million as compared to $17.7 million during the year ended December 31, 2009. Acquisition payments totaled $82.8 million in the year ended December 31, 2010, substantially all for RS, as compared to $0.7 million related to Covance Cardiac Safety Services (CCSS) in the year ended December 31, 2009. Proceeds from sales of investments net of purchases were $9.7 million during the year ended December 31, 2010 as compared to purchases of investments of $9.7 million during the year ended December 31, 2009.

During the year ended December 31, 2010 and 2009, we capitalized $21.7 million and $6.2 million, respectively, of property and equipment. Included in property and equipment acquisitions was $6.2 million and $3.0 million for the year ended December 31, 2010 and 2009, respectively, of internal use software. The balance of the change was primarily due to an increase in purchases of ECG and respiratory equipment commensurate with the additional units rented in the year ended December 31, 2010, which included RS for seven months, as compared to the year ended December 31, 2009.

For the year ended December 31, 2010, our financing activities provided cash of $21.3 million as compared to a $14.5 million use of cash for the year ended December 31, 2009. We obtained proceeds of $23.0 million from our Citizens Bank of Pennsylvania credit facility which we used to purchase RS on May 28, 2010 and to fund related transaction costs and working capital needs. We subsequently repaid $2.0 million. In the year ended December 31, 2009, we repurchased $15.0 million of our common stock under our stock buy-back program, with no corresponding expenditure in the year ended December 31, 2010.

We have a revolving line of credit arrangement with Citizens Bank of Pennsylvania in the aggregate amount of $40.0 million, with an additional $10.0 million increase option. As of December 31, 2010, we have outstanding $21.0 million under our line of credit and $29.0 million remains available for us to borrow including the increase option. The line has a three-year term which expires May 27, 2013 and annual interest rates based upon LIBOR plus a margin of 1.00% to 1.75% based upon a total leverage ratio and unused commitment fees of 0.10% to 0.20% based upon the same total leverage ratio. From the initial borrowing on May 27, 2010 through December 31, 2010, the annual interest rate ranged from 1.35% to 1.60% and the unused commitment fee was 0.10%. Financial covenants include maximum total senior funded debt to earnings before interest, income taxes, depreciation and amortization (EBITDA) of 2.0 and minimum debt service coverage ratio of 1.5. At December 31, 2010, we were in compliance with all debt covenants. Borrowings under the line of credit are secured by 65% of the capital stock in certain of our foreign subsidiaries.

In December 2010, we entered into a commitment to purchase $5.1 million of equipment from a manufacturer over a 15-month period beginning in January 2011. We expect to purchase this cardiac safety equipment in the normal course of business and thus this commitment does not represent a significant commitment above our expected purchases of ECG equipment during this period. We have a prior commitment to purchase approximately $2.8 million of private label cardiac safety equipment from the same manufacturer over a twelve-month period ending in the first quarter of 2011. As of December 31, 2010, substantially all of the equipment was purchased under the $2.8 million commitment.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Act of 2010 became law. The provisions of these laws are not expected to have a significant impact to our consolidated financial statements.

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

Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.0 million shares remain to be purchased as of December 31, 2010. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and investments and could also require us to seek additional external financing. During the year ended December 31, 2009, we purchased 2,902,735 shares of our common stock at a cost of $15.1 million. No shares were purchased during the year ended December 31, 2010.

The following table presents contractual obligations information as of December 31, 2010 (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Long-term debt(a)	$21,759	$316	$21,443	$—	$—
Purchase obligations(b)	5,116	3,813	1,303	—	—
Operating leases	22,727	4,201	5,974	4,034	8,518

Total	$49,602	$8,330	$28,720	$4,034	$8,518

(a)	Debt amounts include principal maturity and expected interest payments that reflects the year-end interest rate.

(b)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have excluded agreements that are cancelable without penalty. Purchase obligations relate to purchases of rental equipment.

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

This consensus eliminates the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted. The accounting standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not believe that this consensus will have a material impact on our consolidated financial statements.

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

Collectability is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash. Under a typical contract for Cardiac Safety services, customers pay us a portion of our fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination. Revenues are then recognized under Cardiac Safety service contracts as the services are performed.

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

Business Combinations

On May 28, 2010, we acquired Research Services Germany 234 GmbH (Research Services or RS), a leading provider of respiratory diagnostics services and a manufacturer of equipment that also offers cardiac safety and ePRO services. RS was formed as a result of a demerger of CareFusion Germany 234 GmbH under German law, which effectively divided CareFusion Germany 234 GmbH into RS and another entity. RS is comprised of the research services division of CareFusion Germany 234 GmbH and certain research operations of CareFusion Corporation (CareFusion). We paid $82.7 million for RS. The acquisition and related transaction costs were financed from our existing cash and a portion of the $23.0 million drawn from our $40.0 million revolving credit facility. The credit facility was established on May 27, 2010. See Note 2 to our consolidated financial statements for additional disclosure on the RS acquisition and Note 7 to our consolidated financial statements for additional disclosure regarding the revolving credit facility.

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

For a discussion of how we allocated the purchase price of RS, see Note 2 to our consolidated financial statements.

Goodwill

The carrying value of goodwill was $34.7 million as of December 31, 2009 and $71.6 million as of December 31, 2010. During the first nine months of 2010, goodwill increased $36.9 million with $36.8 million due to the acquisition of RS. See Note 2 to our consolidated financial statements for additional disclosure regarding the RS and CCSS acquisitions. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test using a two-step process annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater that the implied value, an impairment loss is recognized for the difference.

The implied value of goodwill is determined as of the test date by performing a purchase price allocation, as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow.

The results of our annual impairment test performed in 2010 indicated that our goodwill and intangible assets were not impaired. We used many assumptions and estimates that directly impacted the results of our impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We had the ability to influence the outcome and ultimate results based on the assumptions and estimates we chose for testing. To mitigate undue influence, we set criteria that were reviewed and approved by various levels of management. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting unit. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

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

Significant management judgment is required in determining our provision for income taxes, deferred taxes and any valuation allowance recorded against deferred tax assets. As of December 31, 2010, we had a valuation allowance of $1.2 million related to the uncertain realization of certain deferred tax assets. See Note 8 to our consolidated financial statements for more information.

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

We compute amortization on our intangible assets, other than goodwill, over their estimated useful lives, which generally range from one to ten years. Amortization of backlog from the CCSS and RS acquisitions is recognized on an accelerated basis while other intangibles are amortized using the straight-line method.

Changes in the estimated useful lives or an impairment of long-lived assets could have a material effect on our results of operations.

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

Interest Rate Risk

Long-term debt

At December 31, 2010, our long-term debt was comprised of $21.0 million drawn under our $40.0 million credit facility with Citizens Bank of Pennsylvania. We do not manage the interest rate risk on our debt through the use of derivative instruments. Our credit facility’s interest rates may be reset due to fluctuations in the London Interbank Offered Rate (LIBOR). A hypothetical 100-basis-point change in the interest rate of our credit facilities would change our annual pre-tax earnings by $0.2 million based on our current borrowings under the credit facility.

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

Foreign Currency Risk

We operate on a global basis from locations in the United States (U.S.), the United Kingdom (UK) and Germany. All international net revenues and expenses are billed or incurred in either U.S. dollars, British pounds sterling or euros. As such, we face exposure to adverse movements in the exchange rate of the pound sterling and euro. As the currency rate changes, translation of the statement of operations of our UK and German subsidiaries from the local currency to U.S. dollars affects year-to-year comparability of operating results. With the recent RS acquisition, there has been a significant increase in activity in countries outside the U.S. As a result, while we did not hedge translation risks through December 31, 2010, we have implemented a hedging strategy in 2011. Our costs in Germany are subject to foreign exchange fluctuations as the majority of these costs are paid in euros. We entered into foreign exchange contracts in January and February 2011 to mitigate such foreign exchange fluctuations. We entered into forward contracts to sell $3.5 million U.S. dollars and purchase euros at an average price of $1.37 U.S. dollars to 1 euro. Such contracts have various maturities through March 29, 2011.

Management estimates that a 10% change in the exchange rate of the pound sterling and euro would have impacted the reported operating income for the year ended December 31, 2010 by approximately $1.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is set forth on Pages F-1 through F-34.

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

Management has not evaluated the effectiveness of internal control over financial reporting at Research Services Germany 234 GmbH (RS), which we acquired on May 28, 2010 and, as such, does not extend its conclusion regarding the effectiveness of internal control over financial reporting to the controls of that entity. RS’ total assets were $99.9 million as of December 31, 2010 and total revenues were $47.2 million for the period May 28, 2010 through December 31, 2010. See Note 2 of the notes to the consolidated financial statements for additional information on the RS acquisition. Accordingly, management’s assessment as of December 31, 2010 does not include the internal control over financial reporting of RS.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2010, excluding the internal control over financial reporting of RS.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement (the “Proxy Statement”) to be filed with the SEC for our Annual Meeting of Stockholders to be held on April 28, 2011, under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Business Conduct,” and is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference to the information set forth in “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference to the information set forth in ‘‘Stock Ownership — The Stock Ownership of Our Principal Stockholders, Directors and Executive Officers” and “Executive Compensation — Compensation Discussion and Analysis — Elements of Our Compensation Program — Existing Equity Compensation Plans” in the Proxy Statement.

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

3. Exhibits.

3.1	Restated Certificate of Incorporation, as amended.(1)

3.2	Bylaws.(2)

3.3	Amendment to Bylaws.(3)

3.4	Certificate of Merger between the Company and ERT Operating Company.(4)

4.1	Form of Stock Certificate.(4)

10.1	Registration Rights Agreement dated August 27, 1999.(5)

10.2	Share Purchase Agreement dated November 27, 2007 by and among the Company, Covance Central Laboratory Services Limited Partnership, Covance Cardiac Safety Services Inc. and Covance Inc.(6)

10.4	Exclusive Marketing Agreement dated November 27, 2007 by and between the Company and Covance Inc.(7)

10.7	1996 Stock Option Plan, as amended.(4)*

10.9	Definitive Purchase Agreement between Blitz F10-acht-drei-fünf GmbH & Co. KG, an indirect wholly-owned subsidiary of eResearchTechnology, Inc., and CareFusion Germany 234 GmbH, an indirect wholly-owned subsidiary of CareFusion Corporation, dated April 29, 2010.(8)

10.10	Reciprocal Guaranty between CareFusion Corporation, in favor of Blitz F10-acht-drei-fünf GmbH & Co. KG, and eResearchTechnology, Inc., in favor of CareFusion Germany 234 GmbH.(8)

10.13	2010 Bonus Plan.(8)*

10.14	2009 Bonus Plan.(9)*

10.15	Credit Agreement dated May 27, 2010 between eResearchTechnology, Inc. and Citizens Bank of Pennsylvania.(10)

10.16	Revolver Note dated May 27, 2010 made by eResearchTechnology, Inc. payable to the order of Citizens Bank of Pennsylvania.(11)

10.17	Guaranty dated May 27, 2010 by ERT Tech Corporation, ERT Investment Corporation, Covance Cardiac Safety Services Inc. and eResearchTechnology, Inc. in favor of Citizens Bank of Pennsylvania.(12)

10.18	Charge Over Shares and Securities dated May 27, 2010 between eResearchTechnology, Inc. and Citizens Bank of Pennsylvania.(13)

10.19	First Amendment dated May 28, 2010 to the Agreement Relating to the Sale, Purchase and Transfer of All Shares of Research Services Germany 234 GmbH between CareFusion Germany 234 GmbH and Blitz F10-acht-drei-fünf GmbH & Co. KG.(14)

10.20	1818 Market Street Office Lease between the Company and NNN 1818 Market Street, LLC and Affiliates.(15)

10.31	Amended and Restated 2003 Equity Incentive Plan, as amended.(16)*

10.42	Management Employment Agreement effective March 1, 2010 between Dr. Joel Morganroth and the Company.(8)*

10.44	Management Employment Agreement effective August 20, 2004 between Dr. Jeffrey Litwin and the Company.(1)*

10.45	Management Employment Agreement effective August 31, 2004 between Amy Furlong and the Company.(9)*

10.46	Consultant Agreement effective March 1, 2010 between Joel Morganroth, M.D., P.C. and the Company.(8)*

10.48	Management Employment Agreement effective June 23, 2006 between Michael J. McKelvey and the Company.(17)*

10.49	Amendment to Management Employment Agreement effective March 17, 2010 between Michael McKelvey and the Company.(8)*

10.50	Amendment to Management Employment Agreement effective March 17, 2010 between Jeffrey S. Litwin and the Company.(8)*

10.51	Amendment to Management Employment Agreement effective March 17, 2010 between Amy Furlong and the Company.(8)*

10.52	Lease Agreement dated August 18, 2000 between Advance/GLD 2 L.L.C. and the Company.(18)

10.53	Management Employment Agreement effective July 28, 2008 between Keith D. Schneck and the Company.(19)*

10.54	Lease Agreement dated September 28, 2004 between Royal and Sun Alliance Insurance PLC and the Company’s subsidiary, eResearchTechnology Limited.(20)

10.56	Amendment to Management Employment Agreement effective March 17, 2010 between Keith D. Schneck and the Company.(8)*

10.57	Management Employment Agreement effective January 1, 2009 between Dr. Joel Morganroth and the Company.(9)*

10.58	Consultant Agreement effective January 1, 2009 between Dr. Joel Morganroth and the Company.(9)*

10.59	Retirement Agreement effective December 21, 2010 between Michael J. McKelvey and the Company.*

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 4, 2004.

(2)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Registration Statement on Form S-1, File No. 333-17001, declared effective by the Securities and Exchange Commission on February 3, 1997.

(3)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 31, 1999.

(4)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 12, 2002.

(5)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 8-K on September 9, 1999.

(6)	Incorporated by reference to Exhibit 2.1, filed with the Company’s Form 8-K on December 4, 2007.

(7)	Incorporated by reference to Exhibit 10.1, filed with the Company’s Form 8-K on December 4, 2007. Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(8)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 7, 2010.

(9)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 8, 2009.

(10)	Incorporated by reference to Exhibit 10.1, filed in connection with the Company’s Form 8-K on June 3, 2010.

(11)	Incorporated by reference to Exhibit 10.2, filed in connection with the Company’s Form 8-K on June 3, 2010.

(12)	Incorporated by reference to Exhibit 10.3, filed in connection with the Company’s Form 8-K on June 3, 2010.

(13)	Incorporated by reference to Exhibit 10.4, filed in connection with the Company’s Form 8-K on June 3, 2010.

(14)	Incorporated by reference to Exhibit 10.5, filed in connection with the Company’s Form 8-K on June 3, 2010.

(15)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 7, 2008.

(16)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 6, 2009.

(17)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 7, 2008.

(18)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 4, 2006.

(19)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 13, 2000.

(20)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 2, 2009.

(21)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 11, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of March 2011.

eResearchTechnology, Inc.

By:	/s/ Joel Morganroth, MD
Joel Morganroth, MD
President and Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel Morganroth, MD Joel Morganroth, MD	President and Chief Executive Officer, Chairman of the Board of Directors (Principal executive officer)	March 3, 2011

/s/ Keith D. Schneck Keith D. Schneck	Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)	March 3, 2011

/s/ Klaus P. Besier Klaus P. Besier	Director	March 3, 2011

/s/ Sheldon M. Bonovitz Sheldon M. Bonovitz	Director	March 3, 2011

/s/ Michael DeMane Michael DeMane	Director	March 3, 2011

/s/ Gerald A. Faich, MD, MPH Gerald A. Faich, MD, MPH	Director	March 3, 2011

/s/ Elam M. Hitchner Elam M. Hitchner	Director	March 3, 2011

/s/ Stephen S. Phillips Stephen S. Phillips	Director	March 3, 2011

/s/ Stephen M. Scheppmann Stephen M. Scheppmann	Director	March 3, 2011

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

Management has not evaluated the effectiveness of internal control over financial reporting at Research Services Germany 234 GmbH (RS), which we acquired on May 28, 2010 and, as such, does not extend its conclusion regarding the effectiveness of internal control over financial reporting to the controls of that entity. RS’ total assets were $99.9 million as of December 31, 2010 and total revenues were $47.2 million for the period May 28, 2010 through December 31, 2010. See Note 2 of the notes to the consolidated financial statements for additional information on the RS acquisition. Accordingly, management’s assessment as of December 31, 2010 does not include the internal control over financial reporting of RS.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2010, excluding the internal control over financial reporting of RS.

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

We have audited eResearchTechnology, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, eResearchTechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

The Company acquired Research Services Germany 234 GmbH (RS) on May 28, 2010, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, RS’ internal control over financial reporting associated with total assets of $99.9 million as of December 31, 2010 and total revenues of $47.2 million for the period May 28, 2010 through December 31, 2010 included in the consolidated financial statements of eResearchTechnology, Inc. and subsidiaries as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of RS.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eResearchTechnology, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 3, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 3, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
eResearchTechnology, Inc.:

We have audited the accompanying consolidated balance sheets of eResearchTechnology, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II — Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eResearchTechnology, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), eResearchTechnology, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 3, 2011

eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2009	2010

Assets
Current Assets:
Cash and cash equivalents	$68,979	$30,343
Short-term investments	9,782	50
Investment in marketable securities	1,026	648
Accounts receivable, less allowance for doubtful accounts of $548 and $515, respectively	16,579	37,236
Inventory	—	4,698
Prepaid income taxes	2,698	1,988
Prepaid expenses and other	3,308	4,393
Deferred income taxes	1,649	3,431

Total current assets	104,021	82,787
Property and equipment, net	24,205	42,615
Goodwill	34,676	71,637
Intangible assets	1,607	17,187
Other assets	352	609

Total assets	$164,861	$214,835

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,007	$7,136
Accrued expenses	5,990	16,162
Income taxes payable	346	—
Deferred revenues	11,728	11,670

Total current liabilities	21,071	34,968
Deferred rent	2,357	2,368
Deferred income taxes	2,502	3,703
Long-term debt	—	21,000
Other liabilities	1,259	2,141

Total liabilities	27,189	64,180

Commitments and contingencies
Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 60,189,235 and 60,460,782 shares issued, respectively	602	605
Additional paid-in capital	97,367	100,441
Accumulated other comprehensive loss	(1,580)	(1,545)
Retained earnings	121,166	131,037
Treasury stock, 11,589,603 shares at cost	(79,883)	(79,883)

Total stockholders’ equity	137,672	150,655

Total liabilities and stockholders’ equity	$164,861	$214,835

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2009	2010

Net revenues:
Services	$96,567	$64,655	$85,718
Site support	30,679	26,667	55,274
EDC licenses and services	5,894	2,501	—

Total net revenues	133,140	93,823	140,992

Costs of revenues:
Cost of services	38,609	29,886	43,403
Cost of site support	18,445	13,544	30,212
Cost of EDC licenses and services	1,843	863	—

Total costs of revenues	58,897	44,293	73,615

Gross margin	74,243	49,530	67,377

Operating expenses:
Selling and marketing	13,273	12,905	16,064
General and administrative	18,181	14,859	30,607
Research and development	4,394	3,853	5,089

Total operating expenses	35,848	31,617	51,760

Operating income	38,395	17,913	15,617
Foreign exchange gains (losses)	832	(618)	(956)
Other income (expense), net	898	183	(239)

Income before income taxes	40,125	17,478	14,422
Income tax provision	15,123	6,791	4,551

Net income	$25,002	$10,687	$9,871

Net income per common share:
Basic	$0.49	$0.22	$0.20

Diluted	$0.48	$0.22	$0.20

Shares used in computing net income per common share:
Basic	50,870	49,173	48,808

Diluted	52,015	49,468	49,190

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Total

Balance, January 1, 2008	58,870,291	$589	$87,957	$1,679	$85,477	$(62,190)	$113,512
Comprehensive income
Net income	—	—	—	—	25,002	—	25,002
Currency translation adjustment, net of tax	—	—	—	(4,395)	—	—	(4,395)

Total comprehensive income							20,607
Purchase of treasury stock	—	—	—	—	—	(2,573)	(2,573)
Share-based compensation	—	—	2,600	—	—	—	2,600
Capitalized share-based compensation	—	—	58	—	—	—	58
Tax benefit from exercise of stock options	—	—	855	—	—	—	855
Exercise of stock options	1,079,966	11	2,358	—	—	—	2,369

Balance, December 31, 2008	59,950,257	600	93,828	(2,716)	110,479	(64,763)	137,428
Comprehensive income
Net income	—	—	—	—	10,687	—	10,687
Change in unrealized losses on marketable securities	—	—	—	(83)	—	—	(83)
Currency translation adjustment, net of tax	—	—	—	1,219	—	—	1,219

Total comprehensive income							11,823
Purchase of treasury stock	—	—	—	—	—	(15,120)	(15,120)
Share-based compensation	—	—	2,784	—	—	—	2,784
Capitalized share-based compensation	—	—	82	—	—	—	82
Tax benefit from exercise of stock options	—	—	152	—	—	—	152
Exercise of stock options	238,978	2	521	—	—	—	523

Balance, December 31, 2009	60,189,235	602	97,367	(1,580)	121,166	(79,883)	137,672
Comprehensive income
Net income	—	—	—	—	9,871	—	9,871
Change in unrealized losses on marketable securities	—	—	—	(68)	—	—	(68)
Currency translation adjustment, net of tax	—	—	—	103	—	—	103

Total comprehensive income							9,906
Share-based compensation	—	—	2,718	—	—	—	2,718
Capitalized share-based compensation	—	—	75	—	—	—	75
Restricted stock grants	209,116	2	(2)
Tax benefit from exercise of stock options	—	—	55	—	—	—	55
Exercise of stock options	62,431	1	228	—	—	—	229

Balance, December 31, 2010	60,460,782	$605	$100,441	$(1,545)	$131,037	$(79,883)	$150,655

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2008	2009	2010

Operating activities:
Net income	$25,002	$10,687	$9,871
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of EDC operations	—	(530)	—
Depreciation and amortization	16,038	12,583	19,751
Cost of sales of equipment	743	96	1,158
Provision for uncollectible accounts	189	210	—
Share-based compensation	2,604	2,790	2,717
Deferred income taxes	1,098	1,680	(651)
Changes in operating assets and liabilities:
Accounts receivable	(3,840)	12,726	(7,091)
Inventory	—	—	(1,265)
Prepaid expenses and other	41	(293)	476
Accounts payable	175	(767)	4,131
Accrued expenses	1,162	(3,490)	8,054
Income taxes	(1,290)	(3,286)	(687)
Deferred revenues	(1,909)	1,379	(358)
Deferred rent	(64)	148	(179)

Net cash provided by operating activities	39,949	33,933	35,927

Investing activities:
Purchases of property and equipment	(10,969)	(6,207)	(21,746)
Purchases of investments	—	(9,732)	(999)
Proceeds from sales of investments	8,747	—	10,731
Payment related to sale of EDC operations	—	(1,150)	—
Payments for acquisitions	(6,042)	(655)	(82,789)

Net cash used in investing activities	(8,264)	(17,744)	(94,803)

Financing activities:
Proceeds from long-term debt	—	—	23,000
Repayment of long-term debt	—	—	(2,000)
Repayment of capital lease obligations	(1,102)	(43)	—
Proceeds from exercise of stock options	2,369	523	229
Stock option income tax benefit	849	152	55
Repurchase of common stock for treasury	(2,573)	(15,120)	—

Net cash (used in) provided by financing activities	(457)	(14,488)	21,284

Effect of exchange rate changes on cash	(2,934)	902	(1,044)

Net increase (decrease) in cash and cash equivalents	28,294	2,603	(38,636)
Cash and cash equivalents, beginning of period	38,082	66,376	68,979

Cash and cash equivalents, end of period	$66,376	$68,979	$30,343

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements

1.	Background and Summary of Significant Accounting Policies:

Background

eResearchTechnology, Inc. (ERTtm), a Delaware corporation, was founded in 1977 to provide Cardiac Safety solutions to evaluate the safety of new drugs. ERT and its consolidated subsidiaries collectively are referred to as the “Company” or “we.” We are a global technology-driven provider of services and customizable medical devices primarily to biopharmaceutical organizations and, to a lesser extent, healthcare organizations. We are the market leader for centralized cardiac safety and respiratory efficacy services in drug development and also collect, analyze and distribute electronic patient reported outcomes (ePROtm) in multiple modalities across all phases of clinical research.

Our Cardiac Safety solutions include the collection, interpretation and distribution of electrocardiographic (ECG) data and images and are performed during clinical trials in all phases of the clinical research process. The ECG provides an electronic map of the heart’s rhythm and structure, and is performed in most clinical trials. Our Cardiac Safety solutions permit assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Specific trials, such as a Thorough QTc study, focus on the cardiac safety profile of a compound. Thorough QTc studies are comprehensive studies that typically are of large volume and short duration and are recommended by the United States Food and Drug Administration (FDA) under guidance issued in 2005 by the International Committee on Harmonization (ICH E14). We offer centralized Respiratory solutions, which are utilized by biopharmaceutical and healthcare organizations and CROs that are developing new compounds for the treatment of asthma, emphysema, cystic fibrosis and Chronic Obstructive Pulmonary Disease (COPD) to assess the efficacy of a drug or to evaluate compounds that have an effect on pulmonary functions. We also offer site support, which includes the rental and sale of equipment to support cardiac and respiratory services along with related supplies and logistics management. We also offer ePRO solutions along with proprietary clinical assessments.

On May 28, 2010, we acquired Research Services Germany 234 GmbH (Research Services or RS), a leading provider of respiratory diagnostics services and a manufacturer of equipment that also offers cardiac safety and ePRO services. RS was formed as a result of a demerger of CareFusion Germany 234 GmbH under German law, which effectively divided CareFusion Germany 234 GmbH into RS and another entity. RS is comprised of the research services division of CareFusion Germany 234 GmbH and certain research operations of CareFusion Corporation (CareFusion). We paid $82.7 million for RS. The acquisition and related transaction costs were financed from our existing cash and a portion of the $23.0 million drawn from our $40.0 million revolving credit facility. The credit facility was established on May 27, 2010.

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

Reclassifications

The consolidated financial statements for prior periods have been reclassified to conform to the current period’s presentation. In particular, foreign exchange losses were reclassified from other income (expense), net, to a separate line item on the consolidated statements of operations.

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

Revenues

Our services revenues consist primarily of our services offered under our Cardiac Safety and Respiratory solutions and, to a lesser extent, our ePRO solutions that we provide on a fee for services basis. Our services revenues are recognized as the services are performed. We also provide Cardiac Safety consulting services on a time and materials basis and recognize revenues as we perform the services. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period.

At the time of each transaction, management assesses whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. The assessment of whether the fee is fixed or determinable is based upon the payment terms of the transaction. If a significant portion of a fee is due after our normal payment terms or upon implementation or customer acceptance, the fee is accounted for as not being fixed or determinable and revenue is recognized as the fees become due or after implementation or customer acceptance has occurred.

Collectability is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash. Under a typical contract for Cardiac Safety services, customers pay us a portion of our fee for these services upon contract execution as an upfront deposit, some of which is typically nonrefundable upon contract termination. Revenues are then recognized under Cardiac Safety service contracts as the services are performed.

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

Our former EDC operations are included in EDC licenses and services revenue and included license revenue, technology consulting and training services and software maintenance services. We recognized up-front license fee revenues under the residual method when a formal agreement existed, delivery of the software and related documentation occurred, collectability was probable and the license fee was fixed or determinable. We recognized monthly and annual term license fee revenues over the term of the arrangement. Hosting service fees were recognized evenly over the term of the service. We recognized revenues from software maintenance contracts on a straight-line basis over the term of the maintenance contract, which was typically twelve months. We provided consulting and training services on a time and materials basis and recognized revenues as we performed the services.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Business Combinations

On May 28, 2010, we acquired Research Services Germany 234 GmbH (Research Services or RS), a leading provider of respiratory diagnostics services and a manufacturer of equipment that also offers cardiac safety and ePRO services. RS was formed as a result of a demerger of CareFusion Germany 234 GmbH under German law, which effectively divided CareFusion Germany 234 GmbH into RS and another entity. RS is comprised of the research services division of CareFusion Germany 234 GmbH and certain research operations of CareFusion Corporation (CareFusion). We paid $82.7 million for RS. The acquisition and related transaction costs were financed from our existing cash and a portion of the $23.0 million drawn from our $40.0 million revolving credit facility. See Note 2 for additional disclosure on the RS acquisition and Note 7 for additional disclosure regarding the revolving credit facility.

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

For a discussion of how we allocated the purchase price of RS, see Note 2.

Cash and Cash Equivalents

We consider cash on deposit and in overnight investments and investments in money market funds with financial institutions to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds. At December 31, 2009 and 2010, approximately $13.9 million and $6.9 million, respectively, was held by our UK subsidiary. At December 31, 2010, approximately $13.1 million was held by our German subsidiary.

Short-term Investments and Investments in Marketable Securities

At December 31, 2010, short-term investments consisted of an auction rate security issued by a municipality while marketable securities consisted of common stock received from the buyer of certain assets of our EDC operations. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. We classified our short-term investment and investment in marketable securities at December 31, 2009 and 2010 as available-for-sale. At December 31, 2009 and 2010, unrealized gains and losses were immaterial. Realized gains and losses during 2008, 2009 and 2010 were immaterial. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

The following summarizes the short-term investments at December 31, 2009 and 2010 (in thousands):

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipal securities	$6,764	$—	$(2)	$6,762
Corporate debt securities	1,769	1	—	1,770
Bonds of government sponsored agencies	1,250	—	—	1,250

Total short-term investments as of December 31, 2009	$9,783	$1	$(2)	$9,782

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipal securities	$50	$—	$—	$50

Total short-term investments as of December 31, 2010	$50	$—	$—	$50

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on a number of factors, including the length of time the receivables are past due, the current business environment and our historical experience. Historically, the level of uncollectable accounts has not been significant.

Inventory

We compute inventory cost on a first-in, first-out basis (FIFO). We reduce the carrying value of inventories to a lower of cost or market basis for those items that are potentially excess, obsolete or slow-moving. We record charges for inventory obsolescence based upon sales trends and age of on-hand inventory. Work-in-process and finished goods inventories include raw materials, direct labor and manufacturing overhead.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three years for computer and other equipment, two to four years for rental equipment, five years for furniture and fixtures and three to five years for system development costs. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Depreciation expense was $11.9 million, $8.6 million and $9.9 million for the years ended December 31, 2008, 2009 and 2010, respectively.

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

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Amortization of capitalized software development costs is charged to costs of revenues. Amortization of capitalized software development costs was $2.5 million, $3.4 million and $3.7 million for the years ended December 31, 2008, 2009 and 2010, respectively. For the years ended December 31, 2008, 2009 and 2010, we capitalized $2.0 million, $3.0 million and $6.2 million, respectively, of software development costs. As of December 31, 2010, $5.6 million of capitalized costs have not yet been placed in service and are therefore not being amortized.

The largest component of property and equipment is rental equipment which we manufacture internally and also purchase from third parties. Our customers use the rental equipment to perform the ECG, respiratory and ePRO tests and collect and send the related data to us. Our customers use the respiratory diagnostic equipment to perform the centralized spirometry and pulmonary function recordings, and it also provides the means to send such recordings to us. We provide this equipment to customers primarily through rentals via cancellable agreements and, in some cases, through non-recourse equipment sales. The equipment rentals and sales are included in our services agreements with our customers and the decision to rent or buy equipment is made by our customers prior to the start of the study. The decision to buy rather than rent is usually predicated upon the economics to the customer based upon the length of the study and the number of diagnostic tests to be performed each month. The longer the study and the fewer the number of tests performed, the more likely it is that the customer may request to purchase equipment rather than rent. Regardless of whether the customer rents or buys the equipment, we consider the resulting cash flow to be part of our operations and reflect it as such in our consolidated statements of cash flows.

Our services agreements contain multiple elements. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting. In doing so, we consider factors such as whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract value should be allocated among the deliverable elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements.

The gross cost for rental equipment was $37.3 million and $56.2 million at December 31, 2009 and 2010, respectively. The accumulated depreciation for rental equipment was $30.9 million and $35.9 million at December 31, 2009 and 2010, respectively. At December 31, 2009, rental equipment consisted solely of cardiac safety equipment, whereas at December 31, 2010, rental equipment included cardiac safety, respiratory and ePRO equipment.

Goodwill

The carrying value of goodwill was $34.7 million and $71.6 million as of December 31, 2009 and 2010, respectively. During fiscal 2009 and 2010, goodwill increased approximately $0.2 million and $36.9 million, respectively. The increase in 2009 was due to contingent payments, transaction fees and other adjustments related to the CCSS acquisition while the increase in 2010 was due to the acquisition of RS. See Note 2 for additional disclosure regarding the RS and CCSS acquisitions. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2008, 2009 or 2010. In connection with the sale of certain assets of our EDC operations in 2009, we allocated $0.1 million of goodwill to our EDC operations which was included in the calculation of the gain on sale.

When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Business Combinations and Valuation of Intangible Assets

Results of operations of acquired businesses are included in the financial statements of the acquiring company from the date of acquisition. Net assets of the acquired company are recorded at their fair value at the date of acquisition and we expense amounts allocated to in-process research and development in the period of acquisition. Identifiable intangibles, such as the acquired customer base, are amortized over their expected economic lives in proportion to their expected future cash flows. Significant judgments and estimates are often made to determine fair values, and may include, among other factors, the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other information we believe is relevant. The finalization of the purchase price allocation will typically take a number of months to complete, and if final values are materially different from initially recorded amounts, adjustments are recorded. Any excess of the cost of a business acquisition over the fair values of the net assets and liabilities acquired is recorded as goodwill which is not amortized to expense.

Long-lived Assets

When events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during 2008, 2009 or 2010.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2008, 2009 and 2010 was $1.0 million, $1.2 million and $1.5 million, respectively.

Share-Based Compensation

Accounting for Share-Based Compensation

Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the years ended December 31, 2008, 2009 and 2010 was $2.6 million, $2.8 million and $2.7 million, respectively.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Valuation Assumptions for Options Granted

The fair value of each stock option granted during the years ended December 31, 2008, 2009 and 2010 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table.

	2008	2009	2010

Risk-free interest rate	2.23%	1.39%	2.36%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life	3.5 years	3.5 years	3.8 years
Expected volatility	51.50%	63.97%	61.75%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. The above assumptions were used to determine the weighted-average per share fair value of $4.89, $2.19 and $3.08 for stock options granted during the years ended December 31, 2008, 2009 and 2010, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 8 for further discussion.

Other Income (Expense), Net

Other income (expense), net consists primarily of earnings on cash, cash equivalents and offset by interest expense related to debt and capital lease obligations.

Supplemental Cash Flow Information

We paid $15.2 million, $8.2 million and $5.8 million for income taxes in the years ended December 31, 2008, 2009 and 2010, respectively.

We paid $0.2 million for interest expense in the year ended December 31, 2010. There were no payments for interest expense in the years ended December 31, 2008 and 2009.

In connection with our lease for our new office in Philadelphia, PA, that commenced in November 2008, the landlord provided approximately $2.1 million of tenant improvements.

Concentration of Credit Risk and Significant Customers and Vendors

Our business depends entirely on the clinical trials that biopharmaceutical and healthcare organizations conduct. Our revenues and profitability will decline if there is less competition in the biopharmaceutical and healthcare industries, which could result in fewer products under development and decreased pressure to accelerate a product approval. Our revenues and profitability will also decline if the FDA or similar agencies in foreign countries modify their requirements in a manner that decreases the need for our solutions.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the biopharmaceutical and healthcare industries. For the years ended December 31, 2008, 2009 and 2010, one customer accounted for approximately 23%, 18% and 28% of net revenues, respectively. The loss of this customer could have a material adverse effect on our operations. We maintain reserves for potential credit losses. Such losses, in the aggregate, have not historically exceeded management’s estimates.

We depend upon a limited number of suppliers for specific components of our product and service solutions. We may increase our dependence on certain suppliers as we continue to develop and enhance our product and service solutions. Our dependence on a limited number of suppliers leaves us vulnerable to having an inadequate supply of required components, reduced services capacity, price increases, delayed supplier performance and poor component and services quality. For instance, we rely on a limited number of providers to supply ECG equipment, software applications designed for the on-screen measurement of ECG signals and server facilities. If we are unable to obtain products and services from third-party suppliers in the quantities and of the quality that we need, on a timely basis or at acceptable prices, we may not be able to deliver our solutions on a timely or cost-effective basis to our customers, and our business, results of operations and financial condition could be seriously harmed. Moreover, delays or interruptions in our service, including without limitation, delays or interruptions resulting from a change in suppliers, may reduce our revenues, cause customers to terminate their contracts and adversely affect our customer renewals. If these companies were to terminate their arrangements with us or we were otherwise required to find alternative suppliers to provide the required capacity and quality on a timely basis, sales of our solutions would be delayed. To qualify a new supplier and familiarize it with our solutions, quality standards and other requirements is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative relationships on acceptable terms.

Translation of Foreign Financial Statements

Assets and liabilities of our German and UK subsidiaries, whose functional currency are the euro and British pound, respectively, are translated into U.S. dollars at the exchange rate as of the end of each reporting period. The consolidated statement of operations is translated at the average exchange rate for the period. Net exchange gains or losses resulting from the translation of foreign financial statements are accumulated and credited or charged directly to a separate component of other comprehensive income. Foreign currency transaction gains or losses are recorded net in foreign exchange losses in the consolidated statement of operations as incurred and net gains totaled $0.8 million in 2008 and net losses totaled $0.6 million in 2009 and $1.0 million in 2010.

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year, adjusted for the dilutive effect of common stock equivalents, which consist of stock options. The dilutive effect of stock options is computed using the treasury stock method.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations (in thousands, except per share amounts):

			Per Common
	Net		Share
Year Ended December 31,	Income	Shares	Amount

2008
Basic net income	$25,002	50,870	$0.49
Effect of dilutive shares	—	1,145	(0.01)

Diluted net income	$25,002	52,015	$0.48

2009
Basic net income	$10,687	49,173	$0.22
Effect of dilutive shares	—	295	—

Diluted net income	$10,687	49,468	$0.22

2010
Basic net income	$9,871	48,808	$0.20
Effect of dilutive shares	—	382	—

Diluted net income	$9,871	49,190	$0.20

In computing diluted net income per common share, 2,623,000, 3,022,000 and 2,676,000 options to purchase shares of common stock were excluded from the computations for the years ended December 31, 2008, 2009 and 2010, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective periods.

Comprehensive Income

We classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in-capital in the stockholders’ equity section of the consolidated balance sheet. Our comprehensive (loss) includes net income and unrealized gains and losses from marketable securities and foreign currency translation.

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

This consensus eliminates the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted. The accounting standard is effective

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not believe that this consensus will have a material impact on our consolidated financial statements.

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

Research Services (RS)

On May 28, 2010, we acquired RS. See Note 1 for a summary of the terms of this acquisition. We have included RS’s operating results in our consolidated statements of operations from the date of the acquisition. We present pro forma results of operations for RS because the effect of this acquisition was material to ERT on a standalone basis. We paid $82.7 million for RS. We have additionally incurred approximately $4.1 million in the year ended December 31, 2010 in transaction costs which were included in general and administrative expenses. Our actual consolidated financial results for the year ended December 31, 2010 included RS revenue of $47.2 million, operating income of $5.3 million and net income of $3.4 million. The tax bases of the assets acquired and liabilities assumed in the RS transaction were stepped-up to fair value at the date of the RS acquisition.

The RS acquisition purchase consideration of $82.7 million has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, as revised, as follows (in thousands):

Fair value of assets acquired:
Cash	$149
Accounts receivable	12,729
Inventory	2,598
Other current assets	1,142
Property and equipment, net	11,179
Goodwill	36,756
Other intangible assets, net	21,349
Other assets	407
Liabilities assumed:
Accrued and other liabilities	(3,257)
Deferred revenue	(375)

Net assets acquired	$82,677

Subsequent to the acquisition of RS, goodwill decreased $0.4 million due to valuation adjustments to intangible assets and deferred revenue and there was a $0.5 million reduction in the completion payment to CareFusion as a result of changes in estimates related to accounts receivable and prepaid expenses.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations for us and RS on a pro forma basis as though the companies had been combined as of the beginning of each of the periods presented after giving effect to certain adjustments. Our historical results of operations for the year ended December 31, 2010 included the results of RS since May 28, 2010, the date of acquisition. The unaudited pro forma financial information for the year ended December 31, 2009 combines our historical results for these periods with the historical results for the comparable reporting periods for RS. The unaudited pro forma financial information below is for informational purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of each of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Acquisition-related transaction costs of $4.1 million were excluded from the pro forma results for the year ended December 31, 2010. Pro forma adjustments are tax-effected at our effective tax rate.

	Year Ended December 31,
	2009	2010
	(Unaudited, in thousands except per share amounts)

Revenue	$143,785	$169,332
Operating income	16,112	21,986
Net income	8,529	14,494
Basic net income per share	$0.17	$0.30
Diluted net income per share	$0.17	$0.29

Covance Cardiac Safety Services, Inc. (CCSS)

On November 28, 2007, we completed the acquisition of CCSS from Covance Inc. (Covance). Under the terms of the Purchase Agreement, we purchased all of the outstanding shares of capital stock of CCSS in consideration of an upfront cash payment of $35.2 million plus additional cash payments of up to approximately $14.0 million. The period for contingent payments ended on December 31, 2010 and the additional cash payments totaled $5.4 million. We fully integrated the operations of CCSS into our existing operations in the quarter ended September 30, 2008. We did so by merging CCSS’s Reno, Nevada based operations into our existing operations and closing the operations in Reno. The following table sets forth the activity and balance of our accrued liability relating to lease costs associated with the closing of CCSS operations, which is included in “Accrued expenses” and “Other liabilities” on our Consolidated Balance Sheets (in thousands):

Lease
Liability

Balance at December 31, 2009	$1,758
Adjustments to previous estimates	593
Cash payments	(450)

Balance at December 31, 2010	$1,901

Due to the continued unsuccessful efforts to sublet this facility, we increased our reserve during 2010 by $0.6 million to reserve for the total estimated costs for the remaining lease term.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Goodwill

The following tables reflect changes in the carrying value of goodwill:

Balance at January 1, 2009	$34,603
Sale of EDC operations	(130)
Other adjustments	203

Balance at December 31, 2009	34,676
Acquisition	36,756
Other adjustments	205

Balance at December 31, 2010	$71,637

Other adjustments primarily include earnouts related to the CCSS acquisition.

Note 3.	Inventory

Inventories, accounted for at the lower of cost or market on the FIFO method, consisted of the following:

December 31,
2010

Raw materials	$2,196
Work in process	843
Finished goods	1,659

4,698

Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.

4.	Intangible Assets

Amortization of intangible assets represents the amortization of the intangible assets from the RS and CCSS acquisitions. The gross and net carrying amounts of the acquired intangible assets as of December 31, 2009 (CCSS only) and 2010 were as follows (in thousands):

	December 31, 2009
					Estimated
		Accumulated	Net Book		Useful Life
Description	Gross Value	Amortization	Value		(In Years)

CCSS:
Backlog	$1,900	$1,643	$257	*	3
Customer Relationships	1,700	350	$1,350		10
Technology	400	400	$—		1

Total	$4,000	$2,393	$1,607

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

	December 31, 2010
					Estimated
		Accumulated	Net Book		Useful Life
Description	Gross Value	Amortization	Value		(In Years)

CCSS:
Backlog	$1,900	$1,900	$ —*		3
Customer Relationships	1,700	524	$1,176		10
Technology	400	400	$—		1

Total	$4,000	$2,824	$1,176

RS:
Backlog	$12,782	$4,687	$8,095	*	4
Technology	8,248	602	7,646		8
Covenants not-to-compete	319	49	270		4

	$21,349	$5,338	$16,011

*	CCSS backlog is being amortized over three years on an accelerated basis and RS backlog is being amortized over four years on an accelerated basis.

The related amortization expense reflected in our consolidated statements of operations for the years ended December 31, 2009 and 2010 was $0.5 million and $5.8 million, respectively.

Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31 (in thousands):

	Amortization of Intangible Assets
Years Ending December 31,	CCSS	RS	Total

2011	$170	$6,735	$6,905
2012	170	3,238	3,408
2013	170	1,451	1,621
2014	170	1,064	1,234
2015	170	1,031	1,201
Thereafter	326	2,492	2,818

Total	$1,176	$16,011	$17,187

5.	Accounts Receivable, Net

The components of accounts receivable, net were as follows (in thousands):

	December 31,
	2009	2010

Billed	$15,481	$36,233
Unbilled	1,646	1,518
Allowance for doubtful accounts	(548)	(515)

	$16,579	$37,236

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

6.	Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	December 31,
	2009	2010

Computer and other equipment	$15,839	$18,715
Rental equipment	37,293	56,241
Furniture and fixtures	3,585	3,664
Leasehold improvements	5,974	6,030
System development costs	26,830	33,014

	89,521	117,664
Less-Accumulated depreciation	(65,316)	(75,049)

	$24,205	$42,615

Note 7.	Credit Agreement

On May 27, 2010, we entered into a credit agreement (Credit Agreement) with Citizens Bank of Pennsylvania (Lender) which provides for a $40 million revolving credit facility, with an option for an additional $10.0 million. Also on May 27, 2010, we borrowed $23.0 million under the Credit Agreement to finance a portion of the purchase price for RS and related transaction costs and to provide working capital. At our option, borrowings under the Credit Agreement bear interest either at the Lender’s prime rate or at a rate equal to LIBOR plus a margin ranging from 1.00% to 1.75% based on our senior leverage ratio as calculated under the Credit Agreement. In addition, we pay a quarterly unused commitment fee ranging from 0.10% to 0.20% of the unused commitment based on our senior leverage ratio. From the initial borrowing on May 27, 2010 through December 31, 2010, the annual interest rate ranged from 1.35% to 1.60% and the unused commitment fee was 0.10% resulting in payments totaling $0.2 million. Borrowings under the Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. In September 2010, we repaid $2.0 million which reduced the balance outstanding to $21.0 million at December 31, 2010. The Credit Agreement terminates, and any outstanding borrowings mature, on May 27, 2013.

The Credit Agreement requires us to maintain a maximum senior leverage ratio of 2.0 to 1.0 and a minimum debt service coverage ratio of 1.5 to 1.0, in each case as calculated under the Credit Agreement. The Credit Agreement contains other customary affirmative and negative covenants and customary events of default.

At December 31, 2010, we were in compliance with all debt covenants. Borrowings under the line of credit are secured by 65% of the capital stock of certain of our foreign subsidiaries.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

8.	Income Taxes

The income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2008	2009	2010

Current provision:
Federal	$8,249	$3,909	$1,589
State and local	2,822	216	493
Foreign	2,639	1,374	2,957

	13,710	5,499	5,039

Deferred provision (benefit):
Federal	1,405	543	309
State and local	521	924	(1,089)
Foreign	(513)	(175)	292

	1,413	1,292	(488)

	$15,123	$6,791	$4,551

U.S. income before income taxes was $31.5 million, $13.0 million and a loss of $0.2 million for the years ended December 31, 2008, 2009 and 2010, respectively. Foreign income before income taxes was $8.6 million, $4.5 million and $14.7 million for the years ended December 31, 2008, 2009 and 2010, respectively. As of January 1, 2008, we determined that a portion of our UK subsidiary’s current undistributed net earnings, as well as any future net earnings of our UK and German subsidiaries, will be permanently reinvested. As a result of this determination, the amount of unrecognized deferred tax liabilities related to undistributed foreign earnings is approximately $0.7 million as of December 31, 2010.

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements was as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010

Tax at federal statutory rate	$14,044	$6,118	$4,904
State and local taxes, net of federal	2,172	477	(382)
Impact of foreign operations	(931)	(315)	(1,732)
Federal tax credits	(90)	90	—
Tax-free interest income	(59)	—	(6)
Share-based compensation expense	352	423	481
Decrease in unrecognized tax benefits	(550)	(186)	(2)
Acquisition transaction costs	—	—	1,383
Other	185	184	(95)

	$15,123	$6,791	$4,551

Tax benefits of $0.9 million and $0.1 million associated with the exercise of employee stock options were allocated to equity and recorded in additional paid-in capital in the years ended December 31, 2008 and 2009, respectively. Tax benefits in the year ended December 31, 2010 associated with the exercise of employee stock options were minimal.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

The components of our net deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2009	2010

Depreciation	$1,205	$779
Capitalized R&D expenses	1,055	690
Net operating loss carryforwards	35	307
Investment impairment	1,112	1,188
Reserves and accruals	2,521	4,158
Share-based compensation expense	1,868	2,063

Gross deferred tax assets	7,796	9,185

Repatriation of UK earnings	(703)	(703)
Depreciation	(5,642)	(6,626)
Amortization of intangibles	(1,192)	(940)

Gross deferred tax liabilities	(7,537)	(8,269)

Deferred tax assets valuation allowance	(1,112)	(1,188)

Net deferred tax assets (liabilities)	$(853)	$(272)

The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology which equalizes gross margins for each relevant legal entity based upon its respective direct revenue or direct costs, as determined by the relevant revenue source. Through 2008, we calculated our transfer pricing for Cardiac Safety services using a profit split methodology based on cost. Subsequent to December 31, 2008, the profit split transfer pricing methodology was modified for Cardiac Safety services to allocate costs based on revenue instead of allocating revenue based on costs. This has resulted in an increase in revenue attributed to the UK beginning in 2009.

At December 31, 2010, we had net operating loss carryforwards for state tax purposes of approximately $8.0 million, which will begin to expire in 2026. At December 31, 2008, 2009 and 2010, we had a valuation allowance of $1.0 million, $1.1 million and $1.2 million, respectively, related to the capital loss on the investment impairment.

Based on our current and future estimates of pretax earnings, management believes the amount of gross deferred tax assets will more likely than not be realized through future taxable income, after consideration of the valuation allowance.

At December 31, 2009, we had $0.2 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2010, we had $0.5 million of unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. In the fourth quarter of 2009, the Internal Revenue Service (IRS) completed an examination of the Company’s U.S. income tax returns for 2006 through 2007. We agreed to certain adjustments to our research credits tax positions that the IRS proposed and paid $0.2 million as a result of the resolution of the audit. The adjustments did not result in a material change to our financial position. There is an ongoing examination of our UK income tax return by HM Revenue and Customs for 2006. In 2010, we recorded a $0.2 million reserve in connection with this examination. Additionally, we recognized a $0.2 million tax benefit related to the reversal of a tax accrual for a previously uncertain tax position in the year ended December 31, 2009 as a result of a lapse of the applicable statute of limitations.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

The following is a rollforward of the total gross unrecognized tax benefit liabilities for the years ended December 31, 2009 and 2010 (in thousands):

	2009	2010

Unrecognized tax benefits at January 1	$498	$179
Increase in unrecognized tax benefits for tax positions taken in a prior year	—	316
Increase in unrecognized tax benefits for tax positions taken in the current year	13	42
IRS audit settlement	(146)	—
Expiration of statutes of limitations	(186)	(2)

Unrecognized tax benefits at December 31	$179	$535

The tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject. The unrecognized tax benefits are expected to change during the next twelve months as a result of potential lapses of the statutes of limitations in various jurisdictions in which we operate.

9.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	2009	2010

Accrued compensation	$2,485	$9,281
Due to customers	1,242	2,068
Accrued outside services	252	638
Deferred rent	394	186
Other accrued liabilities	1,617	3,989

Total accrued expenses	$5,990	$16,162

10.	Employee Retirement Plan

We sponsor a 401(k) savings plan for all of our eligible employees. Generally, participants in this plan may contribute a portion of their compensation on either a before-tax basis, or on both a before-tax and after-tax basis. The plan also provides for mandatory and discretionary employer matching contributions at various rates. The cost of benefits under the savings plan totaled $0.7 million in 2008, $0.6 million in 2009 and $0.5 million in 2010.

Certain of our German employees are covered by an unfunded defined benefit pension plan (the “Pension Plan”). During the year ended and as of December 31, 2010, the net periodic benefit cost and the projected and accumulated benefit obligation related to our employees are immaterial. The pension plan provides for annual payments starting with a fixed amount upon reaching retirement at age 63 with annual increases ranging from one percent to two percent thereafter. No benefits have been paid to our employees since the Pension Plan inception and none are expected to be paid in the next ten years.

11.	Related Party Transactions

Our Chairman and interim Chief Executive Officer, Dr. Morganroth, is a cardiologist who, through his wholly-owned professional corporation, provides medical professional services to the Company and, through February 2010, received consulting fees as an independent contractor. Additionally, beginning in January 2007, we entered into an arrangement with Dr. Morganroth’s professional corporation, relating to Dr. Morganroth’s initiation of an ERT consulting practice through the transition of his historic consulting services to us. In return, Dr. Morganroth’s professional corporation receives a percentage fee of 80% of the net revenues we recognize for Dr. Morganroth’s services to our customers (Percentage Fees). Our Executive Vice President and Chief Medical Officer is responsible

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

for assigning the consulting work to internal and external resources based upon the requirements of the engagement. Beginning in March 2010, we entered into a new arrangement with Dr. Morganroth’s professional corporation which eliminated the consulting fees other than the percentage fees. We recorded revenues in connection with services billed to customers under the consulting arrangement of approximately $1.6 million, $1.3 million and $1.5 million in the years ended December 31, 2008, 2009 and 2010, respectively. We incurred percentage fees of approximately $1.3 million, $1.0 million and $1.2 million in the years ended December 31, 2008, 2009 and 2010, respectively. Total amounts incurred under this arrangement, including consulting fees and the percentage fees, were $1.8 million, $1.3 million and $1.2 million in the years ended December 31, 2008, 2009 and 2010, respectively. At December 31, 2009 and 2010, we owed $0.1 million and $0.2 million, respectively, to the professional corporation related to this agreement, which is included in accounts payable.

One of our directors is of counsel to the law firm of Duane Morris LLP, which performs legal services for us. We paid fees for such services in the amount of $0.5 million, $0.3 million and $0.4 million for the years ended December 31, 2008, 2009 and 2010, respectively. Also, one of our directors provides consulting services to the law firm of Pepper Hamilton LLP, which performs legal services for us. We paid fees for such services in the amount of $0.5 million for the year ended December 31, 2010 and less than $0.1 million each for the years ended December 31, 2008 and 2009.

12.	Equity Incentive Plans

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

On April 26, 2007, the stockholders approved the adoption of the Company’s Amended and Restated 2003 Equity Incentive Plan (the “Amended 2003 Plan”) which included prohibition on repricing of any stock options granted under the Plan unless the stockholders approve such repricing and permitted awards of stock appreciation rights, restricted stock, long term performance awards and performance shares in addition to grants of stock options. On April 29, 2009, the Board of Directors approved a revised amendment to the Amended 2003 Plan that provides for the inclusion of restricted stock units in addition to the other equity-based awards authorized thereunder and eliminated the fixed option grants to outside directors. Restricted stock was granted for the first time in 2010 and is being recorded as compensation expense over the one-year vesting period or the four-year vesting period for grants to the Company’s directors and management, respectively. In accordance with the terms of the 2003 Plan, there are a total of 7,318,625 shares reserved for issuance under the 2003 Plan and there were 1,738,390 shares available for grant as of December 31, 2010.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Information regarding the stock option and equity incentive plans for the year ended December 31, 2010 is as follows:

		Weighted	Remaining
		Average	Contractual	Intrinsic
Share Options	Shares	Exercise Price	Term	Value
			(in years)	(in thousands)

Outstanding as of January 1, 2010	4,406,606	$9.62
Granted	889,060	6.45
Exercised	(62,431)	3.66
Cancelled/forfeited	(505,292)	6.89

Outstanding as of December 31, 2010	4,727,943	$9.36	4.0	$4,895

Options exercisable or expected to vest at December 31, 2010	4,485,744	$9.51	3.9	$4,539

Options exercisable at December 31, 2010	3,113,280	$10.72	3.2	$2,522

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value

Outstanding as of January 1, 2010	—	$—
Granted	209,116	6.22
Exercised	—	—
Cancelled/forfeited	(55,331)	6.05

Outstanding as of December 31, 2010	153,785	$6.28

The aggregate intrinsic value in the share options table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of our common stock. The total intrinsic value of options exercised for the years ended December 31, 2008, 2009 and 2010 was $6.1 million, $1.0 million and $0.2 million, respectively.

As of December 31, 2010, an aggregate of 3,113,280 options with a weighted average exercise price of $10.72 per share were exercisable under the 1996 Plan and the 2003 Plan.

As of December 31, 2010, there was $4.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options and restricted stock awards) granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

On March 2, 2011, we granted 155.006 shares of restricted stock and 833,061 stock options to employees.

Tax Effect Related to Share-Based Compensation Expense

Income tax effects of share-based payments are recognized in the consolidated financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the consolidated statement of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our consolidated statement of operations for the years ended December 31, 2008, 2009 and 2010 related to share-based compensation expense was approximately $0.6 million, $0.7 million and $0.4 million, respectively.

13.	Commitments and Contingencies

Leases

We lease office space and certain equipment under operating leases. Rent expense, net of sublease rentals, for all operating leases for the years ended December 31, 2008, 2009 and 2010 was $3.3 million, $2.9 million and $3.9 million, respectively.

We lease office space for our Philadelphia, Pennsylvania, Bridgewater, New Jersey, Höchberg, Germany and Peterborough, United Kingdom facilities which expire through 2013. Certain of our leases contain an allowance for tenant improvements as well as lease incentives and rent escalations. We recognize rent expense on a straight-line basis over the expected lease term.

Future minimum lease payments as of December 31, 2010 are as follows (in thousands):

	Gross
	Operating	Sublease
	Leases	Income

2011	$4,201	$323
2012	3,053	297
2013	2,921	—
2014	2,036	—
2015	1,998	—
2016 and thereafter	8,518	—

	$22,727	$620

Other commitments and contingencies

We have a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 Interactive Voice Response (IVR) clinical assessments offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of December 31, 2010, we had paid HTS $1.5 million for the license and $1.0 million in advanced payments against future royalties. As of December 31, 2010, HTS had earned royalties of $0.2 million, which were offset against these advanced payments. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. Any royalties earned by HTS will be applied against these payments. All future payments to HTS will be solely based on royalty payments based on revenues received from ePRO sales.

We have a marketing agreement with Covance where they are obligated to use us as its provider of centralized cardiac safety solutions, and to offer these solutions to Covance’s customers, on an exclusive basis, for a 10-year period, subject to certain exceptions. We expense payments to Covance based upon a portion of the revenues we receive during each calendar year of the 10-year term that are based primarily on referrals made by Covance under the agreement. The agreement does not restrict our continuing collaboration with our other key CRO, Phase I units, Academic Research Centers and other strategic partners.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred.

Our costs in Germany are subject to foreign exchange fluctuations as the majority of these costs are paid in euros. We entered into foreign exchange contracts in January and February 2011 to mitigate such foreign exchange fluctuations. We entered into forward contracts to sell $3.5 million U.S. dollars and purchase euros at an average price of $1.37 U.S. dollars to 1 euro. Such contracts have various maturities through March 29, 2011.

Agreements with the Company’s Management

We entered into an employment agreement with Dr. Morganroth, our Interim Chief Executive Officer and Chief Scientific Officer, which was amended on March 1, 2010. Under the amended agreement, we may terminate Dr. Morganroth’s employment with or without cause at any time. In the event that we terminate Dr. Morganroth’s employment other than for cause, death or disability, we are obligated to pay Dr. Morganroth in lump sum, twelve months in salary and prorated bonus. In addition, upon the first occurrence of a trigger event (as defined in the agreement) resulting from a change of control, we are obligated to pay Dr. Morganroth in lump sum, twelve months in salary and prorated bonus and we are further obligated to accelerate vesting of all Dr. Morganroth’s stock options as of the date of the change of control, and any restrictions with respect to any restricted stock or restricted stock units granted to Dr. Morganroth under our equity incentive plans shall lapse and any conditions applicable to any long-term performance award or performance shares granted to Dr. Morganroth under such plans shall be terminated.

In addition to an employment agreement with Dr. Morganroth, we maintain a consulting agreement with his wholly-owned professional corporation under which he advises the Company on matters related to the operation, marketing and business development of its Cardiac Safety services operations. A total of $300,000 plus a discretionary bonus of approximately $110,000 was paid under the consulting agreement for the year ended December 31, 2008. A total of $309,000, with no discretionary bonus, was paid for the year ended December 31, 2009. The consulting agreement was terminated effective March 1, 2010 as part of the revision of the overall compensation of Dr. Morganroth (see Note 11) and Dr. Morganroth was paid a total of $52,000 for the two-month period that this agreement was in effect during 2010.

We entered into a retirement agreement with Dr. McKelvey, our former President and Chief Executive Officer, on December 21, 2010. Under the agreement, Dr. McKelvey resigned from his position as our President and Chief Executive Officer. In consideration of Dr. McKelvey’s service to ERT and his delivery of a general release, on January 3, 2011, we paid Dr. McKelvey a lump sum cash payment of $902,668, less applicable tax withholdings and deductions, representing the sum of (i) one year’s base salary, (ii) pro-rated bonus opportunity for 2010 and (iii) car allowance for the subsequent twelve months; and we will provide to Dr. McKelvey until December 21, 2011 standard health, dental and vision benefits. We accrued all amounts related to this agreement as of December 31, 2010.

We also have employment agreements with our executive officers which create certain liabilities under certain circumstances. In the event that we terminate an executive’s employment other than for cause, death or disability, we are obligated to pay the executive in lump sum, twelve months in salary and prorated bonus and continuation of benefits for one year. In addition, upon the first occurrence of a trigger event (as defined in the agreement) resulting from a change of control, we are obligated to pay the affected executive in lump sum, twelve months in salary and prorated bonus and continuation of benefits for one year, and we are further obligated to accelerate vesting of all of the affected executive’s stock options as of the date of change of control, and any restrictions with respect to any restricted stock or restricted stock units granted under our equity incentive plans shall lapse and any conditions applicable to any long-term performance award or performance shares granted under such plans shall be terminated.

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Contingencies

We are involved in legal proceedings from time to time in the ordinary course of our business. We accrue an estimated loss contingency in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine whether our accruals are adequate. The amount of ultimate loss may differ from these estimates.

We recognize estimated loss contingencies for litigation in general and administrative operating expenses in our condensed consolidated statements of operations.

In December 2010, we terminated the employment relationship with one of our employees. The employee filed a lawsuit in December 2010 against such termination, applying for a ruling that the termination was not legally effective and that the employment relationship is not terminated. While a formal hearing has not been held, based on a review of the current facts and circumstances, management is of the opinion that this will not have a material effect on our consolidated financial statements.

Potential Indemnifications and Insurance

We attempt to manage our risk of liability for personal injury or death to study subjects from administration of products under study through contractual indemnification provisions with customers and through insurance maintained by our customers and us. Contractual indemnification generally does not protect us against certain of our own actions, such as negligence. The terms and scope of such indemnification vary from customer to customer and from trial to trial. Although most of our customers are large, well-capitalized companies, the financial viability of these indemnification provisions cannot be assured. Therefore, we bear the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations to us. We maintain errors and omissions liability insurance in the amount of $10.0 million per claim and professional liability insurance in the amount of $1.0 million per claim. Our operating results could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage maintained by us or the customer or where the indemnifying party does not fulfill its indemnification obligations to us.

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

14.	Fair Value of Financial Instruments

A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Fair value is based upon an exit price model.

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. Available-for-sale securities as of December 31, 2010 consisted of an auction rate security or ARS, issued by a municipality, and common stock received from the buyer of certain assets of our EDC operations. Available-for-sale securities are included in short-term investments in our consolidated balance sheets with the exception of the common stock which is included in investment in marketable securities. The marketable securities

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

are included in investments in marketable securities in our consolidated balance sheets. The three levels of the fair value hierarchy are described below:

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

The following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2009 and 2010 (in thousands):

	Fair Value Measurements at December 31, 2009
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$68,979	$68,979	$—	$—
Municipal securities	6,762	6,712	—	50
Corporate debt securities	1,770	1,770	—	—
Bonds of government sponsored agencies	1,250	1,250	—	—
Marketable securities	1,026	—	1,026	—

Total	$79,787	$78,711	$1,026	$50

	Fair Value Measurements at December 31, 2010
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$30,343	$30,343	$—	$—
Municipal securities	50	—	—	50
Marketable securities	648	—	648	—

Total	$31,041	$30,343	$648	$50

Cash and cash equivalents consist primarily of checking accounts and highly rated money market funds with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity. Bank debt consists of loans drawn under our bank credit facility. Based on our assessment of the current financial market and corresponding risks associated with the debt, we believe that the carrying amount of bank debt at December 31, 2010 approximates fair value based on the level 2 valuation hierarchy of the fair value measurements standard.

15.	Operating Segments and Geographic Information

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

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

Geographic information is as follows (in thousands):

	Year Ended December 31, 2008
	North
	America	UK	Germany	Eliminations	Total

Service revenues	$79,123	$17,444	$—	$—	$96,567
Site support revenues	20,644	10,035	—	—	30,679
EDC licenses and services revenues	5,894	—	—	—	5,894

Net revenues from external customers	$105,661	$27,479	$—	$—	$133,140

Operating income	$30,641	$7,754	$—	$—	$38,395
Long-lived assets	$25,816	$3,823	$—	$—	$29,639
Total assets	$152,073	$17,049	$—	$—	$169,122

	Year Ended December 31, 2009
	North
	America	UK	Germany	Eliminations	Total

Service revenues	$49,869	$14,786	$—	$—	$64,655
Site support revenues	18,600	8,067	—	—	26,667
EDC licenses and services revenues	2,501	—	—	—	2,501

Net revenues from external customers	$70,970	$22,853	$—	$—	$93,823

Operating income	$12,924	$4,989	$—	$—	$17,913
Long-lived assets	$20,715	$3,490	$—	$—	$24,205
Total assets	$142,685	$22,176	$—	$—	$164,861

	Year Ended December 31, 2010
	North
	America	UK	Germany	Eliminations	Total

Service revenues	$41,805	$22,765	$21,148	$—	$85,718
Site support revenues	18,918	10,312	26,044	—	55,274

Net revenues from external customers	60,723	33,077	47,192	—	140,992
Intersegment revenues	12,599	65	—	(12,664)	—

Total revenues	$73,322	$33,142	$47,192	$(12,664)	$140,992

Operating income	$(211)	$10,510	$5,318	$—	$15,617
Long-lived assets	$23,345	$6,230	$13,040	$—	$42,615
Total assets	$98,266	$16,701	$99,868	$—	$214,835

eResearchTechnology, Inc. and Subsidiaries
Notes To Consolidated Financial Statements — (Continued)

16.	Quarterly Financial Data (Unaudited)

The quarterly data below includes all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation (in thousands, except per share data).

	2009
	March 31	June 30	September 30	December 31

Net revenues:
Services	$16,108	$16,215	$15,969	$16,363
Site support	6,260	6,878	6,757	6,772
EDC licenses and services	1,418	1,083	—	—

Total net revenues	23,786	24,176	22,726	23,135

Costs of revenues:
Cost of services	7,693	7,671	7,577	6,945
Cost of site support	3,635	3,470	3,418	3,021
Cost of EDC licenses and services	466	397	—	—

Total costs of revenues	11,794	11,538	10,995	9,966

Gross margin	11,992	12,638	11,731	13,169
Operating income	3,340	4,844	4,709	5,020
Net income	2,070	2,548	2,819	3,250
Basic net income per share	$0.04	$0.05	$0.06	$0.07
Diluted net income per share	$0.04	$0.05	$0.06	$0.07

	2010
	March 31	June 30	September 30	December 31

Net revenues:
Services	14,835	18,697	25,929	26,257
Site support	7,033	10,399	19,199	18,643

Total net revenues	21,868	29,096	45,128	44,900

Costs of revenues:
Cost of services	7,311	8,325	13,526	14,241
Cost of site support	2,799	4,957	11,505	10,951

Total costs of revenues	10,110	13,282	25,031	25,192

Gross margin	11,758	15,814	20,097	19,708
Operating income	2,747	1,051	6,589	5,230
Net income	1,752	826	3,173	4,120
Basic net income per share	$0.04	$0.02	$0.06	$0.08
Diluted net income per share	$0.04	$0.02	$0.06	$0.08

We have included RS’s operating results in our consolidated statements of operations from the date of the acquisition, May 28, 2010.

Basic and diluted net income per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly net income per share may not agree with the calculated full year net income per share.

SCHEDULE II

eResearchTechnology, Inc. and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
(In thousands)

	Balance				Balance
	Beginning of	Charges to	Deductions		End
	Period	Expense	from Reserve		of Period

December 31, 2008	$553	$169	$27	(a)	$695
December 31, 2009	$695	$215	$362	(a)	$548
December 31, 2010	$548	$76	$109	(a)	$515

(a)	Write-off of individual accounts receivable.