Form 10-Q
period 2011-03-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2011-05-06
CIK 1026650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
The number of shares of Common Stock, $.01 par value, outstanding as of April 22, 2011, was 49,064,420.

eResearchTechnology, Inc. and Subsidiaries

Part 1. Financial Information

Item 1.	Financial Statements
eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	December 31, 2010	March 31, 2011

Assets
Current Assets:
Cash and cash equivalents	$30,343	$29,614
Short-term investments	50	50
Investment in marketable securities	648	1,053
Accounts receivable, less allowance for doubtful accounts of $515 and $547, respectively	37,236	37,179
Inventory	4,698	6,804
Prepaid income taxes	1,988	2,660
Prepaid expenses and other	4,393	5,531
Deferred income taxes	3,431	3,431

Total current assets	82,787	86,322
Property and equipment, net	42,615	45,760
Goodwill	71,637	76,702
Intangible assets	17,187	17,435
Other assets	609	718

Total assets	$214,835	$226,937

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,136	$6,613
Accrued expenses	16,162	12,971
Deferred revenues	11,670	12,657

Total current liabilities	34,968	32,241

Deferred rent	2,368	2,405
Deferred income taxes	3,703	3,888
Long-term debt	21,000	21,000
Other liabilities	2,141	2,235

Total liabilities	64,180	61,769

Commitments and contingencies

Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 60,460,782 and 60,661,086 shares issued, respectively	605	607
Additional paid-in capital	100,441	101,438
Accumulated other comprehensive (loss) income	(1,545)	8,922
Retained earnings	131,037	134,130
Treasury stock, 11,589,603 and 11,596,966 shares at cost, respectively	(79,883)	(79,929)

Total stockholders’ equity	150,655	165,168

Total liabilities and stockholders’ equity	$214,835	$226,937

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2010	2011
Net revenues:
Services	$14,835	$23,977
Site support	7,033	17,722

Total net revenues	21,868	41,699

Costs of revenues:
Cost of services	7,311	13,156
Cost of site support	2,799	10,123

Total costs of revenues	10,110	23,279

Gross margin	11,758	18,420

Operating expenses:
Selling and marketing	3,408	4,175
General and administrative	4,745	7,508
Research and development	858	1,383

Total operating expenses	9,011	13,066

Operating income	2,747	5,354
Foreign exchange gains (losses)	80	(1,009)
Other income (expense), net	20	(101)

Income before income taxes	2,847	4,244
Income tax provision	1,095	1,151

Net income	$1,752	$3,093

Net income per share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

Shares used in computing net income per share:
Basic	48,675	48,896
Diluted	48,845	49,251
The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2011
Operating activities:
Net income	$1,752	$3,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,624	5,988
Cost of sales of equipment	1	3
Share-based compensation	605	662
Deferred income taxes	(160)	204
Changes in operating assets and liabilities:
Accounts receivable	1,033	1,030
Inventory	—	(1,412)
Prepaid expenses and other	(1,341)	(1,363)
Accounts payable	539	91
Accrued expenses	920	(3,191)
Income taxes	(193)	(736)
Deferred revenues	(368)	803
Deferred rent	(145)	(164)

Net cash provided by operating activities	5,267	5,008

Investing activities:
Purchases of property and equipment	(3,852)	(7,254)
Purchases of investments	(999)	—
Proceeds from sales of investments	3,716	—
Payments for acquisition	(203)	(117)

Net cash used in investing activities	(1,338)	(7,371)

Financing activities:
Proceeds from exercise of stock options	51	309
Stock option income tax benefit	6	11
Repurchase of common stock for treasury	—	(46)

Net cash provided by financing activities	57	274

Effect of exchange rate changes on cash	(790)	1,360

Net increase (decrease) in cash and cash equivalents	3,196	(729)
Cash and cash equivalents, beginning of period	68,979	30,343

Cash and cash equivalents, end of period	$72,175	$29,614

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company,” “ERT” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (SEC). Subsequent events have been evaluated for disclosure and recognition.
ERT® and EXPeRT® are registered trademarks of eResearchTechnology, Inc.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of ERT and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We consider our business to consist of one segment which is providing services and customizable medical devices to biopharmaceutical organizations and, to a lesser extent, healthcare organizations.
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
Revenue Recognition
Our services revenues consist primarily of revenue derived from our cardiac safety (Cardiac Safety), respiratory efficacy (Respiratory) and, to a lesser extent, our electronic patient-reported outcomes (ePRO) solutions that we provide on a fee for services basis. Our services revenues are recognized as the services are performed. We also provide consulting services on a time and materials basis and recognize revenues as we perform the services. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period.
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
For arrangements with multiple deliverables entered into prior to 2011, where the fair value of each element is known, the revenue is allocated to each component based on the relative fair value of each element. For arrangements with multiple deliverables where the fair value of one or more delivered elements is not known, revenue is allocated to each component of the arrangement using the residual method provided that the fair value of all undelivered elements is known. Fair values for undelivered elements are based primarily upon stated renewal rates for future products or services.

For arrangements with multiple deliverables entered into from and after January 1, 2011, the revenue is allocated to each element (both delivered and undelivered items) based on their relative selling prices or management’s best estimate of their selling prices.
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
Business Combinations
On May 28, 2010, we acquired Research Services Germany 234 GmbH (Research Services or RS), which provides respiratory diagnostics services and is a manufacturer of equipment and also offers cardiac safety and ePRO services. We paid $82.7 million for RS. The acquisition and related transaction costs were financed from our existing cash and the $23.0 million drawn from our $40.0 million revolving credit facility through Citizens Bank of Pennsylvania. The credit facility was established on May 27, 2010. See Note 4 for additional disclosure on the RS acquisition and Note 7 for additional disclosure regarding the revolving credit facility.
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
Concentration of Credit Risk and Significant Customers
Our business depends entirely on the clinical trials that biopharmaceutical and healthcare organizations conduct. Our revenues and profitability will decline if there is less competition in the biopharmaceutical and healthcare industries, which could result in fewer products under development and decreased pressure to accelerate a product approval. Our revenues and profitability will also decline if the FDA or similar agencies in foreign countries modify their requirements in a manner that decreases the need for our solutions.
Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the biopharmaceutical and healthcare industries. For the three months ended March 31, 2010, one customer accounted for approximately 24% of net revenues. For the three months ended March 31, 2011, three customers accounted for approximately 21%, 14% and 11% of net revenues, respectively. The loss of these customers could have a material adverse effect on our operations. We maintain reserves for potential credit losses. Such losses, in the aggregate, have not historically exceeded management’s estimates.
Cash and Cash Equivalents
We consider cash on deposit and in overnight investments and investments in money market funds with financial institutions to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds. At December 31, 2010 and March 31, 2011, approximately $6.9 million and $7.9 million, respectively, was held by our UK subsidiary. At December 31, 2010 and March 31, 2011, approximately $13.1 million and $11.4 million, respectively, was held by our German subsidiary.

Short-term Investments and Investments in Marketable Securities
At March 31, 2011, short-term investments consisted of an auction rate security issued by a municipality while marketable securities consisted of publicly-traded shares of common stock received from the buyer of certain assets of our EDC operations. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. We classified our short-term investments and investment in marketable securities at December 31, 2010 and March 31, 2011 as available-for-sale. At December 31, 2010 and March 31, 2011, unrealized gains and losses were immaterial. Realized gains and losses during the three months ended March 31, 2010 and 2011 were immaterial. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification.
Inventory
We compute inventory cost on a first-in, first-out basis (FIFO). We reduce the carrying value of inventories to a lower of cost or market basis for those items that are potentially excess, obsolete or slow-moving. We record charges for inventory obsolescence based upon sales trends and age of on-hand inventory. Work-in-process and finished goods inventories include raw materials, direct labor and manufacturing overhead. Finished goods inventories includes equipment that may be sold directly to customers or transferred to rental equipment in property and equipment. We also may, on occasion, sell rental equipment, as described below in Property and Equipment.
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three years for computer and other equipment, two to four years for rental equipment, five years for furniture and fixtures and three to five years for system development costs. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Depreciation expense was $1.6 million and $3.1 million for the three months ended March 31, 2010 and 2011, respectively.
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
Amortization of capitalized software development costs is charged to costs of revenues. Amortization of capitalized software development costs was $0.9 million and $1.0 million for the three months ended March 31, 2010 and 2011, respectively. For the three-month periods ended March 31, 2010 and 2011, we capitalized $1.2 million and $2.6 million, respectively, of software development costs. As of March 31, 2011, $8.3 million of capitalized costs had not yet been placed in service and were therefore not being amortized.
The largest component of property and equipment is rental equipment which we manufacture internally and also purchase from third parties. Our customers use the rental equipment to perform Cardiac Safety, Respiratory and ePRO tests and collect and send the related data to us. We provide this equipment to customers primarily through rentals via cancellable agreements although, in some cases, we sell equipment outright to customers on a non-recourse basis. The equipment rentals and sales are included in our services agreements with our customers and the decision to rent or buy equipment is made by our customers prior to the start of the study. The decision to buy rather than rent is usually predicated upon the economics to the customer based upon the length of the study and the number of diagnostic tests to be performed each month. The longer the study and the fewer the number of tests performed, the more likely it is that the customer may request to purchase equipment rather than rent. Regardless of whether the customer rents or buys the equipment, we consider the resulting cash flow to be part of our operations and reflect it as such in our consolidated statements of cash flows.
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
The gross cost for rental equipment was $56.2 million and $63.6 million at December 31, 2010 and March 31, 2011, respectively. The accumulated depreciation for rental equipment was $35.9 and $41.6 million at December 31, 2010 and March 31, 2011, respectively.
Goodwill
The carrying value of goodwill was $71.6 million and $76.7 million as of December 31, 2010 and March 31, 2011, respectively. The change in goodwill was due to foreign currency translation. See Note 4 for additional disclosure regarding the RS and Covance Cardiac Safety Services (CCSS) acquisitions. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2010 or during the three months ended March 31, 2011.

When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.
Long-lived Assets
When events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during either of the three-month periods ended March 31, 2010 or 2011.
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
Share-Based Compensation
Accounting for Share-Based Compensation
Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The aggregate share-based compensation expense recorded in the consolidated statements of operations was $0.6 million for each of the three-month periods ended March 31, 2010 and 2011.
Valuation Assumptions for Options Granted
The fair value of each stock option granted during the three months ended March 31, 2010 and 2011 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table.

	2010	2011
Risk-free interest rate	2.42%	2.19%
Expected dividend yield	0.00%	0.00%
Expected life	3.8 years	4.2 years
Expected volatility	61.85%	59.23%
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. The above assumptions were used to determine the weighted-average per share fair value of $2.89 and $3.08 for stock options granted during the first three months of 2010 and 2011, respectively.
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

On April 26, 2007, the stockholders approved the adoption of the Company’s Amended and Restated 2003 Equity Incentive Plan (the “Amended 2003 Plan”) which included prohibition on repricing of any stock options granted under the Plan unless the stockholders approve such repricing and permitted awards of stock appreciation rights, restricted stock, long term performance awards and performance shares in addition to grants of stock options. On April 29, 2009 the Board of Directors approved a revised amendment to the Amended 2003 Plan that provides for the inclusion of restricted stock units in addition to the other equity-based awards authorized thereunder and eliminated the fixed option grants to outside directors. Restricted stock was granted for the first time in 2010 and is being recorded as compensation expense over the one-year vesting period or the four-year vesting period for grants to the Company’s directors and management, respectively. In accordance with the terms of the Amended 2003 Plan, there are a total of 7,318,625 shares reserved for issuance under the Amended 2003 Plan and there were 922,749 shares available for grant as of March 31, 2011.
Information regarding the stock option and equity incentive plans for the three months ended March 31, 2011 is as follows:

		Weighted	Remaining
		Average	Contractual	Intrinsic
Share Options	Shares	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of January 1, 2011	4,727,943	$9.36
Granted	913,297	6.44
Exercised	(100,629)	3.08
Cancelled/forfeited	(252,662)	9.17

Outstanding as of March 31, 2011	5,287,949	$8.99	4.5	$3,496

Options exercisable or expected to vest at March 31, 2011	4,987,244	$9.13	4.4	$3,278

Options exercisable at March 31, 2011	3,283,250	$10.46	3.5	$2,039

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Outstanding as of January 1, 2011	153,785	$6.28
Granted	155,006	6.46
Vested	(30,500)	6.05
Cancelled/forfeited	—	—

Outstanding as of March 31, 2011	278,291	$6.40

The aggregate intrinsic value in the share options table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the first quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended March 31, 2010 and 2011 was approximately $0.1 million and $0.4 million, respectively.
As of March 31, 2011, there was $7.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options and restricted stock awards) granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.
On April 28, 2011, our stockholders approved an amendment to the Amended 2003 Plan that increased the number of shares reserved for issuance thereunder by 3.5 million shares.
Tax Effect Related to Share-based Compensation Expense
Income tax effects of share-based payments are recognized in the consolidated financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the consolidated statements of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our consolidated statements of operations for the each of the three month periods ended March 31, 2010 and 2011 related to stock-based compensation expense was approximately $0.1 million.

Note 3. Fair Value of Financial Instruments
A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Fair value is based upon an exit price model.
We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. Available-for-sale securities as of March 31, 2011 consisted of an auction rate security, or ARS, issued by a municipality and publicly-traded shares of common stock. Available-for-sale securities are included in short-term investments in our consolidated balance sheets with the exception of the common stock which is included in investment in marketable securities. The marketable securities are included in investments in marketable securities in our consolidated balance sheets. The three levels of the fair value hierarchy are described below:

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
The following tables represent our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2010 and March 31, 2011 (in thousands):

	Fair Value Measurements at December 31, 2010
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$30,343	$30,343	$—	$—
Municipal securities	50	—	—	50
Marketable securities	648	—	648	—

Total	$31,041	$30,343	$648	$50

	Fair Value Measurements at March 31, 2011
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$29,614	$29,614	$—	$—
Municipal securities	50	—	—	50
Marketable securities	1,053	—	1,053	—

Total	$30,717	$29,614	$1,053	$50

Cash and cash equivalents consist primarily of checking accounts and highly rated money market funds with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity. Bank debt consists of loans drawn under our bank credit facility. Based on our assessment of the current financial market and corresponding risks associated with the debt, we believe that the carrying amount of bank debt at March 31, 2011 approximates fair value based on the level 2 valuation hierarchy of the fair value measurements standard.

Note 4. Business Combinations
Research Services (RS)
On May 28, 2010, we acquired RS. See Note 2 for a summary of the terms of this acquisition. We have included RS’s operating results in our consolidated statements of operations from the date of the acquisition. We paid $82.7 million for RS and additionally incurred transaction costs of $4.1 million. The tax bases of the assets acquired and liabilities assumed in the RS transaction were stepped-up to fair value at the date of the RS acquisition.
Pro Forma Results
The unaudited financial information in the table below summarizes the combined results of operations for us and RS on a pro forma basis as though the companies had been combined as of the beginning of each of the periods presented after giving effect to certain adjustments. The unaudited pro forma financial information for the three months ended March 31, 2010 combines our historical results for these periods with the historical results for the comparable reporting periods for RS. Our historical results of operations for the three months ended March 31, 2011 include the results of RS. The unaudited pro forma financial information below is for informational purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of each of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Acquisition-related transaction costs of $0.7 million were excluded from the pro forma results for the three months ended March 31, 2010. Pro forma adjustments are tax-effected at our effective tax rate.

Three Months
Ended March 31,
2010
(Unaudited, in
thousands except
per share amounts)
Revenue	$38,267
Operating income	2,228
Net income	2,084

Basic net income per share	$0.04
Diluted net income per share	$0.04
Covance Cardiac Safety Services, Inc. (CCSS)
On November 28, 2007, we completed the acquisition of CCSS from Covance Inc. (Covance). The following table sets forth the activity and balance of our accrued liability relating to lease costs associated with the closing of CCSS operations, which is included in “Accrued expenses” and “Other liabilities” on our Consolidated Balance Sheets (in thousands):

Lease
Liability
Balance at December 31, 2010	$1,901
Cash payments	$(162)

Balance at March 31, 2011	$1,739

Goodwill
The following tables reflect changes in the carrying value of goodwill:

Balance at December 31, 2010	71,637
Currency translation adjustments	5,065

Balance at March 31, 2011	$76,702

Goodwill increased $2,579 and intangible assets increased $1,124 as of March 31, 2011 for foreign currency translation adjustments related to fiscal 2010.

Note 5. Inventory
Inventory consisted of the following:

	December 31, 2010	March 31, 2011
Raw materials	$2,196	$3,483
Work in process	843	1,260
Finished goods	1,659	2,061

	$4,698	$6,804

Note 6. Intangible Assets
Amortization of intangible assets represents the amortization of the intangible assets from the RS and CCSS acquisitions. The gross and net carrying amounts of the acquired intangible assets as of December 31, 2010 and March 31, 2011 were as follows (in thousands):

	December 31, 2010
					Estimated
		Accumulated	Net Book		Useful Life (in
Description	Gross Value	Amortization	Value		years)
CCSS:
Backlog	$1,900	$1,900	$—	*	3
Customer Relationships	1,700	524	$1,176		10
Technology	400	400	$—		1

Total	$4,000	$2,824	$1,176

RS:
Backlog	$12,782	$4,687	$8,095	*	4
Technology	8,248	602	7,646		8
Covenants not-to-compete	319	49	270		4

Total	$21,349	$5,338	$16,011

	March 31, 2011
					Estimated
		Accumulated	Net Book		Useful Life (in
Description	Gross Value	Amortization	Value		years)
CCSS:
Backlog	$1,900	$1,900	$—	*	3
Customer Relationships	1,700	567	$1,133		10
Technology	400	400	$—		1

Total	$4,000	$2,867	$1,133

RS:
Backlog	$13,865	$6,255	$7,610	*	4
Technology	9,296	889	8,407		8
Covenants not-to-compete	356	71	285		4

Total	$23,517	$7,215	$16,302

*	CCSS backlog was amortized over three years on an accelerated basis and RS backlog is being amortized over four years on an accelerated basis.
The related amortization expense reflected in our consolidated statements of operations for the three months ended March 31, 2010 and 2011 was $0.1 million and $1.9 million, respectively.

Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31 (in thousands):

	Amortization of Intangible Assets
Years ending December 31,	CCSS	RS	Total
2011	$128	$5,748	$5,876
2012	170	3,684	3,854
2013	170	1,651	1,821
2014	170	1,211	1,381
2015	170	1,173	1,343
Thereafter	325	2,835	3,160

Total	$1,133	$16,302	$17,435

Note 7. Credit Agreement
We have a credit agreement (Credit Agreement) with Citizens Bank of Pennsylvania (Lender) which provides for a $40 million revolving credit facility. The balance under the credit facility was $21.0 million at March 31, 2011. At our option, borrowings under the Credit Agreement bear interest either at the Lender’s prime rate or at a rate equal to LIBOR plus a margin ranging from 1.00% to 1.75% based on our senior leverage ratio as calculated under the Credit Agreement. In addition, we pay a quarterly unused commitment fee ranging from 0.10% to 0.20% of the unused commitment based on our senior leverage ratio. For the three months ended March 31, 2011, the annual interest rate was approximately 1.51% and the unused commitment fee was 0.10% resulting in expenses of $0.1 million for the three months ended March 31, 2011. Borrowings under the Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The Credit Agreement terminates, and any outstanding borrowings mature, on May 27, 2013.
The Credit Agreement requires us to maintain a maximum senior leverage ratio of 2.0 to 1.0 and a minimum debt service coverage ratio of 1.5 to 1.0, in each case as calculated under the Credit Agreement. The Credit Agreement contains other customary affirmative and negative covenants and customary events of default.
At March 31, 2011, we were in compliance with all debt covenants. Borrowings under the line of credit are secured by 65% of the capital stock of certain of our foreign subsidiaries.
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
The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations (in thousands, except per share amounts):

	Net		Per Share
Three Months Ended March 31,	Income	Shares	Amount
2010

Basic net income	$1,752	48,675	$0.04
Effect of dilutive shares	—	170	—

Diluted net income	$1,752	48,845	$0.04

2011

Basic net income	$3,093	48,896	$0.06
Effect of dilutive shares	—	355	—

Diluted net income	$3,093	49,251	$0.06

In computing diluted net income per common share, options to purchase 2,969,000 and 2,200,000 shares of common stock were excluded from the computations for the three months ended March 31, 2010 and 2011, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.

Note 9. Comprehensive Income
We are required to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in-capital in the stockholders’ equity section of the balance sheet. Our comprehensive income (loss) includes net income and unrealized gains and losses from marketable securities and foreign currency translation as follows (in thousands):

	Three Months Ended March 31,
	2010	2011

Net income	$1,752	$3,093

Other comprehensive income (loss):
Change in unrealized losses on marketable securities	189	405
Currency translation adjustment	(977)	10,062

Comprehensive income, net of tax	$964	$13,560

Comprehensive income increased $3,703 for the three months ended March 31, 2011 for foreign currency translation adjustments related to fiscal 2010 for our goodwill and intangible assets.
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
This consensus eliminates the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted. The accounting standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this consensus did not have a material impact on our consolidated financial statements.
In January 2010, the FASB issued Accounting Standard Update 2010-06 which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Except for the detailed Level 3 roll forward disclosures, we adopted this standard effective January 1, 2010. The adoption of this aspect of the accounting standard did not have any impact on our consolidated financial statements. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair-value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of these requirements did not have a material impact on our consolidated financial statements.
Note 11. Income Taxes
At December 31, 2010 and March 31, 2011, we had $0.5 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. There is an ongoing examination of our 2006 UK income tax return by HM Revenue and Customs. In the fourth quarter of 2010, we recorded a $0.2 million provision for unrecognized tax benefits in connection with this examination.

Our effective income tax rate was 38.5% and 27.1% for the three months ended March 31, 2010 and 2011, respectively. Our effective income tax rate for the three months ended March 31, 2011 benefited from the lower tax rates applicable to the RS operations in Germany and also from organizational restructuring activities undertaken during the latter half of 2010 which resulted in a reduction in the effective tax rate.
Note 12. Related Party Transactions
Our Executive Vice President and Chief Scientific Officer, Dr. Morganroth, is a cardiologist who, through his wholly-owned professional corporation, provides medical professional services on behalf of the Company. Under Dr. Morganroth’s arrangement with the Company, Dr. Morganroth’s professional corporation receives a percentage fee of 80% of the net amounts we bill for Dr. Morganroth’s services to our customers (Percentage Fees). Our President and Chief Executive Officer is responsible for assigning the consulting work to internal and external resources, including Dr. Morganroth, based upon the requirements of the engagement. We recorded revenues in connection with services billed to customers under the consulting arrangement of approximately $0.3 million and $0.6 million in the three-month periods ended March 31, 2010 and 2011, respectively. We incurred Percentage Fees of approximately $0.3 million and $0.5 million in the three-month periods ended March 31, 2010 and 2011, respectively. At December 31, 2010 and March 31, 2011, we owed $0.2 million and $0.1 million, respectively, to the professional corporation for Percentage Fees. These amounts are included in accounts payable.
Note 13. Commitments and Contingencies
We have a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 Interactive Voice Response (IVR) clinical assessments offered by HTS along with HTS’s IVR system. As of March 31, 2011, we had paid HTS $1.5 million for the license and $1.0 million in advance payments against future royalties. As of March 31, 2011, HTS had earned royalties of $0.3 million, which were offset against the advance royalty payments. Future royalty payments will be made to HTS based on the level of ePRO revenues received from the assessments and the IVR system, and such royalties will be applied against the advance royalty payments.
On November 28, 2007, we completed the acquisition of CCSS. The acquisition included a marketing agreement under which Covance is obligated to use us as its provider of centralized cardiac safety solutions, and to offer these solutions to Covance’s customers, on an exclusive basis, for a 10-year period, subject to certain exceptions. We expense payments to Covance based upon a portion of the revenues we receive during each calendar year of the 10-year term that are based primarily on referrals made by Covance under the agreement. The agreement does not restrict our continuing collaboration with our other key CRO, Phase I units, Academic Research Centers and other strategic partners.
We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred.
Our costs in Germany are subject to foreign exchange fluctuations as the majority of these costs are paid in euros. We entered into foreign exchange contracts in January and February 2011 to mitigate such foreign exchange fluctuations. Contracts totaling $3.2 million settled during the quarter ended March 31, 2011 at an average price of $1.37 U.S. dollars to 1 euro. One contract remained open at March 31, 2011 to sell $0.3 million U.S. dollars and purchase euros when the exchange rate reaches $1.34 U.S. dollars to 1 euro. In April 2011, we entered into forward contracts to sell $3.9 million U.S. dollars and purchase euros at an average of $1.45 U.S. dollars to 1 euro. Such contracts have various maturities through May 27, 2011.
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
Note 14. Operating Segments / Geographic Information
We consider our business to consist of one segment which is providing services and customizable medical devices to biopharmaceutical organizations and, to a lesser extent, healthcare organizations. We operate on a worldwide basis with two primary locations in the United States, categorized below as North America, and one primary location each in the United Kingdom and Germany. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology, and revenues are generally allocated to the geographic segment in which the work is performed.

Geographic information is as follows (in thousands of dollars):

	Three Months Ended March 31, 2010
	North
	America	UK	Germany	Eliminations	Total
Service revenues	$9,944	$4,891	$—	$—	$14,835
Site support revenues	4,773	2,260	—	—	7,033

Net revenues from external customers	$14,717	$7,151	$—	$—	$21,868

Operating income	$750	$1,997	$—	$—	$2,747
Long-lived assets	$21,348	$3,748	$—	$—	$25,096
Total assets	$144,208	$21,990	$—	$—	$166,198

	Three Months Ended March 31, 2011
	North
	America	UK	Germany	Eliminations	Total
Service revenues	$10,388	$5,221	$8,368	$—	$23,977
Site support revenues	4,672	2,474	10,576	—	17,722

Net revenues from external customers	15,060	7,695	18,944	—	41,699
Intersegment revenues	6,214	29	—	(6,243)	—

Total revenues	$21,274	$7,724	$18,944	$(6,243)	$41,699

Operating income	$384	$2,217	$2,753	$—	$5,354
Long-lived assets	$23,168	$7,045	$15,547	$—	$45,760
Total assets	$98,286	$18,564	$110,087	$—	$226,937

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
You should read the following discussion in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to our operations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “are confident,” “estimate,” “expect,” “will be,” “will continue,” “will likely result,” “project,” “intend,” “plan,” “believe,” “look to” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in the 2010 Annual Report on Form 10-K.
Overview
eResearchTechnology, Inc. (ERT®), a Delaware corporation, was founded in 1977. ERT and its consolidated subsidiaries collectively are referred to as the “Company” or “we.” We are a global technology-driven provider of services and customizable medical devices to biopharmaceutical organizations and, to a lesser extent, healthcare organizations. We are the market leader for centralized cardiac safety (Cardiac Safety) and respiratory efficacy (Respiratory) services in drug development and also collect, analyze and distribute electronic patient reported outcomes (ePRO™) information in multiple modalities across all phases of clinical research.
Clinical trials employ diagnostic tests to measure the effect of a drug or device on certain body organs and systems to determine the product’s safety and efficacy. Our technology-based services are utilized by biopharmaceutical and healthcare organizations and CROs to improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. Our Cardiac Safety solutions include the centralized collection, interpretation and distribution of electrocardiographic (ECG) data and images and are performed during clinical trials in all phases of the clinical research process. Customers use our centralized Respiratory solutions when they are developing new compounds for the treatment of asthma, emphysema, cystic fibrosis and Chronic Obstructive Pulmonary Disease (COPD) in order to assess the efficacy of a drug or to evaluate compounds that have an effect on pulmonary function. We also offer ePRO solutions along with proprietary clinical assessments to enable customers to efficiently and collect and analyze patient-reported feedback during a clinical trial. In addition, we offer site support, which includes the rental and sale of devices to support Cardiac Safety, Respiratory, and ePRO services along with related supplies and logistics management.
On May 28, 2010, we acquired Research Services Germany 234 GmbH (Research Services or RS). RS is comprised of the research services division of CareFusion Germany 234 GmbH and certain research operations of CareFusion Corporation. RS is the source of our Respiratory solutions business and also provides Cardiac Safety and ePRO services. In addition, RS is a manufacturer of diagnostic devices we rent or sell to customers in connection with our services. We paid $82.7 million for RS. The acquisition and related transaction costs was financed from our existing cash and a portion of the $23.0 million drawn from our $40.0 million revolving credit facility through Citizens Bank of Pennsylvania.
Service Offerings
Our revenues by service solution as a percentage of total revenues were as follows:

	Three Months Ended March 31,
	2010	2011
Net revenues:
Services	67.8%	57.5%
Site support	32.2	42.5

Total net revenues	100.0	100.0

Our services revenues consist primarily of our services offered under our Cardiac Safety, Respiratory and, to a lesser extent, our ePRO solutions that we provide on a fee for services basis and are recognized as the services are performed. We also provide consulting services on a time and materials basis and recognize revenues as we perform the services. Our site support revenue for Cardiac Safety and Respiratory, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period.
Integrated Product Offering
With the acquisition of RS, we now provide biopharmaceutical and healthcare organizations a “one-stop-shop” for clinical services in connection with respiratory trials, including Respiratory efficacy services and devices, centralized Cardiac Safety, and related ePRO services and devices in a fully integrated solution, plus a single point of contact for all aspects of the electronic data collection process in clinical trials. Our technology platform also supports the integration of other devices to integrate additional key safety data to support cardiac, respiratory, and other trials.

The protocols of many of the respiratory trials in which we participate often also require ECGs and/or Holter monitoring and ePRO solutions. Our flagship investigator site device, MasterScope® CT, is a comprehensive solution for standardized and centralized spirometry, full PFT, ECG and ePRO in clinical trials. Using customized software, this innovative system combines protocol-driven workflows (with many diagnostic applications) into a single easy-to-use clinical trial workstation. These workflows can be specially tailored for multi-center studies. We believe our customers and their users consider the availability of a fully integrated platform for respiratory, cardiac safety and ePRO a major advantage that has enabled us to establish a preferred centralized respiratory vendor status with several of the top 20 pharmaceutical companies.
Results of Operations
Executive Overview
Net revenues were $41.7 million for the first quarter of 2011, an increase of $19.8 million or 90.7% from $21.9 million in the first quarter of 2010. The revenue changes were due primarily to the contributions by the RS business which we acquired on May 28, 2010. During the first quarter of 2011 we also experienced a strong general level of business development activities with bookings of $71.8 million. Backlog was $318.6 million at March 31, 2011.
Gross margin percentage was 44.2% in the first quarter of 2011 compared to 53.8% in the first quarter of 2010. The decrease in gross margin percentage, as anticipated, was driven by (1) inclusion of three months of RS activity in the first quarter of 2011, including amortization of acquired intangibles of $1.9 million, as RS historically has had a lower gross margin than ERT, (2) costs associated with integration related activities and (3) a higher mix of site support revenue to total revenue due to RS having a higher proportion of site support revenue with a lower gross margin than services. Our gross margin on site support was 42.9% for the first quarter, down from 60.2% a year ago and the gross margin percentage for services was 45.1% in the first quarter of 2011 compared to 50.7% in the comparable quarter a year ago.
Operating income for the first quarter of 2011 was $5.4 million or 12.8% of total net revenues compared to $2.7 million or 12.6% of total net revenues in the first quarter of 2010. Operating income for the first quarter of 2010 was negatively impacted by $0.7 million of acquisition related costs. Operating income for 2011 was negatively impacted by $1.9 million of amortization of acquisition related costs. Our effective income tax rate for the first quarter of 2011 was 27% compared to 38% in the first quarter of 2010 as we have benefited from the lower tax rates applicable to the RS operations in Germany and also from organizational restructuring activities undertaken during the latter half of 2010 which resulted in a reduction in our effective tax rate.
Net income for the first quarter of 2011 was $3.1 million, or $0.06 per diluted share, compared to $1.8 million, or $0.04 per diluted share, in the first quarter of 2010. Net income in the first quarter of 2011 was positively impacted by the three months of contribution from RS and negatively impacted by the amortization of acquired intangibles and foreign exchange losses related to recent weakening of the US dollar against the euro.
Certain of the Respiratory and ePRO devices we manufacture and purchase from third parties contain components manufactured in Japan. The recent natural disasters there have impacted production of some of these components. We believe that we have sufficient inventory of these components to satisfy requirements for existing bookings. However, to the extent that shortages cause the cost of these components to rise, and we cannot pass along these cost increases to our customers, the profitability of some of our future bookings could be adversely affected. Further, any temporary unavailability of these components could impact our ability in the future to satisfy the requirements of customers requesting devices containing these components. Presently, we do not expect the impact of events in Japan to have a material impact on our business.
We conduct our operations through offices in the United States (U.S.) and Europe (the United Kingdom and Germany). Our international net revenues represented approximately 33% and 64% of total net revenues for the three months ended March 31, 2010 and 2011, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology which equalizes gross margins for each legal entity based upon its respective direct revenue or direct costs, as determined by the relevant revenue source.

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended March 31,
	2010	2011
Net revenues:
Services	67.8%	57.5%
Site support	32.2	42.5

Total net revenues	100.0	100.0

Costs of revenues:
Cost of services	33.4	31.6
Cost of site support	12.8	24.3

Total costs of revenues	46.2	55.9

Gross margin:
Gross margin services	50.7	45.1
Gross margin site support	60.2	42.9

Gross margin	53.8	44.1

Operating expenses:
Selling and marketing	15.6	10.0
General and administrative	21.7	18.0
Research and development	3.9	3.3

Total operating expenses	41.2	31.3

Operating income	12.6	12.8
Foreign exchange gains (losses)	0.4	(2.4)
Other income (expense), net	—	(0.2)

Income before income taxes	13.0	10.2
Income tax provision	5.0	2.8

Net income	8.0%	7.4%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2011.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Three Months Ended March 31,
	2010	2011	Increase (Decrease)
Services:
Net revenues	$14,835	$23,977	$9,142	61.6%
Costs of revenues	7,311	13,156	5,845	79.9%

Gross margin	$7,524	$10,821	$3,297	43.8%

Site support:
Net revenues	$7,033	$17,722	$10,689	152.0%
Costs of revenues	2,799	10,123	7,324	261.7%

Gross margin	$4,234	$7,599	$3,365	79.5%

Total
Net revenues	$21,868	$41,699	$19,831	90.7%
Costs of revenues	10,110	23,279	13,169	130.3%

Gross margin	11,758	18,420	6,662	56.7%

Operating expenses:
Selling and marketing	3,408	4,175	767	22.5%
General and administrative	4,745	7,508	2,763	58.2%
Research and development	858	1,383	525	61.2%

Total operating expenses	9,011	13,066	4,055	45.0%

Operating income	2,747	5,354	2,607	94.9%
Foreign exchange gains (losses)	80	(1,009)	(1,089)	N.M.
Other income (expense), net	20	(101)	(121)	N.M.

Income before income taxes	2,847	4,244	1,397	49.1%
Income tax provision	1,095	1,151	56	5.1%

Net income	$1,752	$3,093	$1,341	76.5%

N.M. Not meaningful
The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended March 31,		Increase
	2010	2011	(Decrease)
Cost of services	49.3%	54.9%	5.6%
Cost of site support	39.8%	57.1%	17.3%
Total costs of revenues	46.2%	55.8%	9.6%

Operating expenses:
Selling and marketing	15.6%	10.0%	(5.6%)
General and administrative	21.7%	18.0%	(3.7%)
Research and development	3.9%	3.3%	(0.6%)

Revenues
Services revenues for the three months ended March 31, 2011 included $8.4 million from the operations of RS. Apart from the impact of RS, the $0.7 million increase in services revenues was primarily due to an increase in Holter transactions which have a relatively high transaction fee rate due to the level of work required to analyze Holters. There was also a $0.3 million increase in consulting revenue due to several larger-than-average consulting projects in 2011. These were partially offset by a reduction in ECG transaction revenue related to a lower volume of transactions performed in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
Site support revenues for the three months ended March 31, 2011 included $10.6 million from the operations of RS. Apart from the impact of RS, site support revenues increased $0.1 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 on slightly higher rental and supplies revenue.
Costs of Revenues
The cost of services revenues for the three months ended March 31, 2011 included $5.7 million from the operations of RS. Apart from the impact of RS, the cost of services increased $0.1 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 on higher costs of third-party consultants associated with the increase in consulting revenue. The costs of services revenue as a percentage of services revenue, excluding the impact of RS, decreased from 49.3% for the three months ended March 31, 2010 to 47.5% for the three months ended March 31, 2011 which reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
The cost of site support revenues for the three months ended March 31, 2011 included $6.6 million from the operations of RS. Apart from the impact of RS, there was a $0.7 million increase in the cost of site support. This increase, both in absolute terms and as a percentage of site support revenues, was primarily due to a $0.4 million increase in labor that was largely a result of a change in the classification of the costs associated with the customer support center to report these as additional costs of site support in 2010 to better align costs with related revenue.
Operating Expenses
Selling and marketing expenses for the three months ended March 31, 2011 included $0.9 million from the operations of RS. Apart from the impact of RS, selling and marketing expenses decreased $0.1 million. The decrease in selling and marketing expenses, both in absolute terms and as a percentage of total net revenues, was due to a number of small changes in expenses.
General and administrative expenses for the three months ended March 31, 2011 included $2.4 million from the operations of RS. Apart from the impact of RS, general and administrative expenses increased $0.4 million. The increase in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $0.4 million increase in labor costs which included a reduction in the capitalized labor for IT staff who worked on development projects in 2010 but not in 2011, an increase in 401(k) company matches due to the increase in bonus payments in 2011, and to the impact of salary merit increases.
Research and development expenses for the three months ended March 31, 2011 included $0.6 million from the operations of RS. Apart from the impact of RS, there was a small decrease in research and development expenses, both in absolute terms and as a percentage of total net revenues.
Foreign exchange losses increased primarily due to the movement in the exchange rate between the euro and U.S. dollar that impacts our operations in Germany, particularly accounts receivable denominated in U.S. dollars. We entered into forward contracts to sell $3.5 million U.S. dollars and purchase euros at an average price of $1.37 U.S. dollars to 1 euro. The related gains were insignificant.
Other income (expense), net changed as we incurred interest expense on advances under our line of credit in 2011 while 2010 included a small amount of interest income on our cash balance, a substantial portion of which we used to purchase RS in May 2010.
Our effective tax rate for the three months ended March 31, 2011 was 27.1% compared to 38.5% for the three months ended March 31, 2010. Our effective income tax rate for the three months ended March 31, 2011 benefited from the lower tax rates applicable to the RS operations in Germany and also from organizational restructuring activities undertaken during the latter half of 2010 which resulted in a reduction in the effective tax rate.
Liquidity and Capital Resources
At March 31, 2011, we had $29.7 million of cash, cash equivalents and short-term investments, primarily invested in money market funds and commercial bank accounts. Of the $29.7 million, $7.9 million and $11.4 million are held by our UK and German subsidiaries, respectively. Although a portion of our UK subsidiary’s and all of our German subsidiary’s current undistributed net earnings, as well as any future net earnings of our UK and German subsidiaries, will be permanently reinvested, we believe that this does not have a material impact on our overall liquidity.
For the three months ended March 31, 2011, our operations provided cash of $5.0 million, a decrease of $0.3 million compared to $5.3 million during the three months ended March 31, 2010. The decrease was primarily the result of a $3.2 million decrease in accrued expenses in the three months ended March 31, 2011 as compared to a $0.9 million increase in the three months ended March 31, 2010. The decrease in the 2011 accrued expenses was largely due to the payment of the 2010 incentive compensation in the first quarter of 2011. The 2010 incentive compensation was significantly higher than the 2009 amount, which was paid in the first quarter of 2010. Additionally, there was a $1.4 million increase in inventory in 2011. We had no inventory prior to the RS acquisition in May 2010. Other items with a positive impact on operating cash flow in the three months ended March 31, 2010 as compared to the same period in 2009 included net income before depreciation and amortization and deferred revenues.

For the three months ended March 31, 2011, our investing activities used cash of $7.4 million as compared to $1.3 million during the three months ended March 31, 2010. Proceeds from sales of investments net of purchases were $2.7 million during the three months ended March 31, 2010, with no activity during the three months ended March 31, 2011.
During the three months ended March 31, 2010 and 2011, we capitalized $3.9 million and $7.3 million, respectively, of property and equipment. Included in property and equipment acquisitions was $2.6 million and $1.2 million for the three months ended March 31, 2010 and 2011, respectively, of internal use software. The balance of the change was primarily due to an increase in purchases of rental equipment, including RS in the three months ended March 31, 2011.
For the three months ended March 31, 2011, our financing activities provided cash of $0.3 million as compared to $0.1 million for the three months ended March 31, 2010 with the increase related to higher proceeds from exercise of stock options.
We have a revolving line of credit arrangement with Citizens Bank of Pennsylvania in the aggregate amount of $40.0 million, with an additional $10.0 million increase option. As of March 31, 2011, we have outstanding $21.0 million under our line of credit and $19.0 million remains available for us to borrow including the increase option. The line has a three-year term which expires May 27, 2013 and annual interest rates based upon LIBOR plus a margin of 1.00% to 1.75% based upon a total leverage ratio and unused commitment fees of 0.10% to 0.20% based upon the same total leverage ratio. During the three-month period ended March 31, 2011, the annual interest rate was approximately 1.51% and the unused commitment fee was 0.10%. Financial covenants include maximum total senior funded debt to earnings before interest, income taxes, depreciation and amortization (EBITDA) of 2.0 and minimum debt service coverage ratio of 1.5. At March 31, 2011, the Company was in compliance with all debt covenants. Borrowings under the line of credit are secured by 65% of the capital stock in certain of our foreign subsidiaries.
In December 2010, we entered into a commitment to purchase $5.1 million of equipment from a manufacturer over a 15-month period beginning in January 2011. We expect to purchase this cardiac safety equipment in the normal course of business and thus this commitment does not represent a significant commitment above our expected routine purchases of ECG equipment during this period. As of March 31, 2011, approximately $0.8 million of equipment was purchased under the commitment; accordingly the balance of such commitment as of March 31, 2011 was $4.3 million.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Act of 2010 became law. The provisions of the Acts have not had, and are not expected to have, a significant impact to our consolidated financial statements.
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
Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.0 million shares remain to be purchased as of March 31, 2011. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and investments and could also require us to seek additional external financing. No shares were purchased during the three months ended March 31, 2011 or 2010. The 7,363 additional shares added to treasury shares in the three months ended March 31, 2011 were the result of employee tax liabilities related to restricted stock awards that were funded by the employees surrendering their rights to the respective amount of vested shares.
Inflation
We believe the effects of inflation and changing prices generally do not have a material effect on our consolidated results of operations or financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our primary financial market risks include fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Long-term debt
At March 31, 2011, our long-term debt was comprised of $21.0 million drawn under our $40.0 million credit facility with Citizens Bank of Pennsylvania. We do not manage the interest rate risk on our debt through the use of derivative instruments. Our credit facility’s interest rates may be reset due to fluctuations in the London Interbank Offered Rate (LIBOR). A hypothetical 100-basis-point change in the interest rate of our credit facilities would change our annual pre-tax earnings by $0.2 million based on our current borrowings under the credit facility.
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
Foreign Currency Risk
We operate on a global basis from locations in the United States (U.S.), the United Kingdom (UK) and Germany. All international net revenues and expenses are billed or incurred in either U.S. dollars, pounds sterling or euros. As such, we face exposure to adverse movements in the exchange rate of the pound sterling and euro. As the currency rate changes, translation of the statement of operations of our UK and German subsidiaries from the local currency to U.S. dollars affects year-to-year comparability of operating results. With the recent RS acquisition, there has been a significant increase in activity in countries outside the U.S. Our costs in Germany are subject to foreign exchange fluctuations as the majority of these costs are paid in euros. As a result, we entered into foreign exchange contracts in January and February 2011 to mitigate such foreign exchange fluctuations. Contracts totaling $3.2 million settled during the quarter ended March 31, 2011 at an average price of $1.37 U.S. dollars to 1 euro. One contract remained open at March 31, 2011 to sell $0.3 million U.S. dollars and purchase euros when the exchange rate reaches $1.34 U.S. dollars to 1 euro. In April 2011, we entered into forward contracts to sell $3.9 million U.S. dollars and purchase euros at an average of $1.45 U.S. dollars to 1 euro. Such contracts have various maturities through May 27, 2011.
Management estimates that a 10% change in the exchange rate of the pound sterling and euro would have impacted the reported operating income for the three months ended March 31, 2011 by approximately $0.5 million. In addition, management estimates the effect of a 10% change in the exchange rates at March 31, 2011, primarily on U.S. dollar denominated accounts receivable held by our foreign subsidiaries, would have impacted the reported foreign exchange gains (losses) for the three months ended March 31, 2011 by approximately $1.4 million before income taxes.

Item 4.	Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company (including our consolidated subsidiaries) in the reports we file with or submit to the Securities and Exchange Commission is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 6.	Exhibits

10.48	Management Employment Agreement effective September 7, 2004 between Thomas P. Devine and the Company.*

10.49	Amendment to Management Employment Agreement effective March 17, 2010 between Thomas P. Devine and the Company.*

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc. (Registrant)
Date: May 6, 2011	By:	/s/ Jeffrey S. Litwin, MD, F.A.C.C
Jeffrey S. Litwin, MD, F.A.C.C.
President and Chief Executive Officer, (Principal executive officer)

Date: May 6, 2011	By:	/s/ Keith D. Schneck
Keith D. Schneck
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.48	Management Employment Agreement effective September 7, 2004 between Thomas P. Devine and the Company.*

10.49	Amendment to Management Employment Agreement effective March 17, 2010 between Thomas P. Devine and the Company.*

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement