Form 10-Q
period 2011-06-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2011-08-05
CIK 1026650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
The number of shares of Common Stock, $.01 par value, outstanding as of July 22, 2011, was 49,231,172.

eResearchTechnology, Inc. and Subsidiaries
INDEX

Page

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets—December 31, 2010 and June 30, 2011 (unaudited)	3

Consolidated Statements of Operations (unaudited)—Three and six months ended June 30, 2010 and 2011	4

Consolidated Statements of Cash Flows (unaudited)—Six months ended June 30, 2010 and 2011	5

Notes to Consolidated Financial Statements (unaudited)	6–18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19–27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

Part II. Other Information

Item 6. Exhibits	28

Signatures	29

Exhibit Index	30

Exhibit 10.31
Exhibit 10.44
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part 1. Financial Information

Item 1.	Financial Statements
eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	December 31, 2010	June 30, 2011

Assets
Current Assets:
Cash and cash equivalents	$30,343	$31,601
Short-term investments	50	50
Investment in marketable securities	648	972
Accounts receivable, less allowance for doubtful accounts of $515 and $555, respectively	37,236	34,525
Inventory	4,698	10,893
Prepaid income taxes	1,988	3,216
Prepaid expenses and other	4,393	5,886
Deferred income taxes	3,431	3,431

Total current assets	82,787	90,574
Property and equipment, net	42,615	47,767
Goodwill	71,637	77,357
Intangible assets	17,187	15,702
Other assets	609	680

Total assets	$214,835	$232,080

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,136	$5,569
Accrued expenses	16,162	13,731
Deferred revenues	11,670	13,588

Total current liabilities	34,968	32,888

Deferred rent	2,368	2,397
Deferred income taxes	3,703	4,098
Long-term debt	21,000	21,000
Other liabilities	2,141	2,146

Total liabilities	64,180	62,529

Commitments and contingencies

Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 60,460,782 and 60,807,913 shares issued, respectively	605	608
Additional paid-in capital	100,441	102,548
Accumulated other comprehensive (loss) income	(1,545)	10,413
Retained earnings	131,037	135,911
Treasury stock, 11,589,603 and 11,596,966 shares at cost, respectively	(79,883)	(79,929)

Total stockholders’ equity	150,655	169,551

Total liabilities and stockholders’ equity	$214,835	$232,080

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Net revenues:
Services	$18,697	$22,416	$33,532	$46,393
Site support	10,399	20,433	17,432	38,155

Total net revenues	29,096	42,849	50,964	84,548

Costs of revenues:
Cost of services	8,325	13,615	15,636	26,771
Cost of site support	4,957	13,189	7,756	23,312

Total costs of revenues	13,282	26,804	23,392	50,083

Gross margin	15,814	16,045	27,572	34,465

Operating expenses:
Selling and marketing	3,941	4,426	7,349	8,601
General and administrative	9,753	7,247	14,498	14,755
Research and development	1,069	1,802	1,927	3,185

Total operating expenses	14,763	13,475	23,774	26,541

Operating income	1,051	2,570	3,798	7,924
Foreign exchange gains (losses)	399	(266)	479	(1,275)
Other (expense) income, net	(3)	(168)	17	(269)

Income before income taxes	1,447	2,136	4,294	6,380
Income tax provision	621	355	1,716	1,506

Net income	$826	$1,781	$2,578	$4,874

Net income per share:
Basic	$0.02	$0.04	$0.05	$0.10

Diluted	$0.02	$0.04	$0.05	$0.10

Shares used in computing net income per share:
Basic	48,831	49,146	48,753	49,021

Diluted	49,383	49,330	49,114	49,291

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2011
Operating activities:
Net income	$2,578	$4,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,307	12,460
Cost of sales of equipment	4	8
Share-based compensation	1,425	1,421
Deferred income taxes	216	413
Loss on disposal of equipment	—	780
Changes in operating assets and liabilities:
Accounts receivable	(1,722)	3,648
Inventory	(436)	(4,973)
Prepaid expenses and other	(925)	(1,761)
Accounts payable	1,227	(1,002)
Accrued expenses	4,925	(2,624)
Income taxes	(1,120)	(1,288)
Deferred revenues	102	1,738
Deferred rent	(204)	23

Net cash provided by operating activities	12,377	13,717

Investing activities:
Purchases of property and equipment	(8,773)	(14,754)
Purchases of investments	(999)	—
Proceeds from sales of investments	10,731	—
Payments for acquisition	(80,475)	(117)

Net cash used in investing activities	(79,516)	(14,871)

Financing activities:
Proceeds from long-term debt	23,000	—
Proceeds from exercise of stock options	205	629
Stock option income tax benefit	12	12
Repurchase of common stock for treasury	—	(46)

Net cash provided by financing activities	23,217	595

Effect of exchange rate changes on cash	(2,553)	1,817

Net (decrease) increase in cash and cash equivalents	(46,475)	1,258
Cash and cash equivalents, beginning of period	68,979	30,343

Cash and cash equivalents, end of period	$22,504	$31,601

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company,” “ERT” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (SEC). Subsequent events have been evaluated for disclosure and recognition.
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
Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the biopharmaceutical and healthcare industries. For the six months ended June 30, 2010, one customer accounted for approximately 20% of net revenues. For the six months ended June 30, 2011, three customers accounted for approximately 21%, 15% and 14% of net revenues, respectively. The loss of these customers could have a material adverse effect on our operations. We maintain reserves for potential credit losses. Such losses, in the aggregate, have not historically exceeded management’s estimates.
Cash and Cash Equivalents
We consider cash on deposit and in overnight investments and investments in money market funds with financial institutions to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds. At December 31, 2010 and June 30, 2011, approximately $6.9 million and $10.0 million, respectively, was held by our UK subsidiary. At December 31, 2010 and June 30, 2011, approximately $13.1 million and $10.2 million, respectively, was held by our German subsidiary.
Short-term Investments and Investments in Marketable Securities
At June 30, 2011, short-term investments consisted of an auction rate security issued by a municipality while marketable securities consisted of publicly-traded shares of common stock received from the buyer of certain assets of our electronic data capture (EDC) operations. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. We classified our short-term investments and investment in marketable securities at December 31, 2010 and June 30, 2011 as available-for-sale. At December 31, 2010 and June 30, 2011, unrealized gains and losses were immaterial. Realized gains and losses during the six months ended June 30, 2010 and 2011 were immaterial. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification.
Inventory
We compute inventory cost on a first-in, first-out basis (FIFO). We reduce the carrying value of inventories to a lower of cost or market basis for those items that are potentially excess, obsolete or slow-moving. We record charges for inventory obsolescence based upon sales trends and age of on-hand inventory. Work-in-process and finished goods inventories include raw materials, direct labor and manufacturing overhead. Finished goods inventories include equipment that may be sold directly to customers or transferred to rental equipment in property and equipment. We also may, on occasion, sell rental equipment, as described below in Property and Equipment.

Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three years for computer and other equipment, two to four years for rental equipment, five years for furniture and fixtures and three to five years for system development costs. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Depreciation expense was $1.9 million and $3.3 million for the three months ended June 30, 2010 and 2011, respectively, and $3.6 million and $6.6 million for the six months ended June 30, 2010 and 2011, respectively. The depreciation expense for the six months ended June 30, 2011 includes $0.2 million related to the three months ended March 31, 2011 that has been reclassified to conform to the current period’s presentation for consistent presentation.
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
Amortization of capitalized software development costs is charged to costs of revenues. Amortization of capitalized software development costs was $0.9 million and $1.0 million for the three months ended June 30, 2010 and 2011, respectively, and $1.8 million and $2.0 million for the six months ended June 30, 2010 and 2011, respectively. For the six month periods ended June 30, 2010 and 2011, we capitalized $2.5 million and $6.5 million, respectively, of software development costs. As of June 30, 2011, $11.9 million of capitalized costs had not yet been placed in service and were therefore not being amortized.
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
The gross cost for rental equipment was $56.2 million and $65.4 million at December 31, 2010 and June 30, 2011, respectively. The accumulated depreciation for rental equipment was $35.9 million and $44.5 million at December 31, 2010 and June 30, 2011, respectively. See note 14 for further details on the correction of accumulated depreciation of rental equipment recorded in the three month period ending June 30, 2011.
Goodwill
The carrying value of goodwill was $71.6 million and $77.4 million as of December 31, 2010 and June 30, 2011, respectively. The change in goodwill was due to foreign currency translation. See Note 4 for additional disclosure regarding the RS and Covance Cardiac Safety Services (CCSS) acquisitions. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2010 or during the six months ended June 30, 2011.
When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.
Long-lived Assets
When events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during either of the six-month periods ended June 30, 2010 or 2011.

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
Share-Based Compensation
Accounting for Share-Based Compensation
Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The aggregate share-based compensation expense recorded in the consolidated statements of operations was $0.6 million and $0.8 million for the three months ended June 30, 2010 and 2011, respectively and $1.4 million for each of the six-month periods ended June 30, 2010 and 2011.
Valuation Assumptions for Options Granted
The fair value of each stock option granted during the six months ended June 30, 2010 and 2011 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table.

	2010	2011
Risk-free interest rate	2.44%	2.19%
Expected dividend yield	0.00%	0.00%
Expected life	3.8 years	4.2 years
Expected volatility	61.73%	59.25%
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. The above assumptions were used to determine the weighted-average per share fair value of $3.24 and $3.07 for stock options granted during the first six months of 2010 and 2011, respectively.
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
On April 26, 2007, the stockholders approved the adoption of the Company’s Amended and Restated 2003 Equity Incentive Plan (the “Amended 2003 Plan”) which included prohibition on repricing of any stock options granted under the Plan unless the stockholders approve such repricing and permitted awards of stock appreciation rights, restricted stock, long term performance awards and performance shares in addition to grants of stock options. On April 29, 2009 the Board of Directors approved a revised amendment to the Amended 2003 Plan that provides for the inclusion of restricted stock units in addition to the other equity-based awards authorized thereunder and eliminated the fixed option grants to outside directors. Restricted stock was granted for the first time in 2010 and is being recorded as compensation expense over the one-year vesting period or the four-year vesting period for grants to the Company’s directors and management, respectively. On April 28, 2011, our stockholders approved an amendment to the Amended 2003 Plan that increased the number of shares reserved for issuance thereunder by 3.5 million shares. In accordance with the terms of the Amended 2003 Plan, there are a total of 10,818,625 shares reserved for issuance under the Amended 2003 Plan and there were 4,377,503 shares available for grant as of June 30, 2011.

Information regarding the stock option and equity incentive plans for the six months ended June 30, 2011 is as follows:

		Weighted	Remaining
		Average	Contractual	Intrinsic
Share Options	Shares	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of January 1, 2011	4,727,943	$9.36
Granted	998,974	6.42
Exercised	(210,618)	2.99
Cancelled/forfeited	(330,431)	8.50

Outstanding as of June 30, 2011	5,185,868	$9.11	4.2	$1,955

Options exercisable or expected to vest at June 30, 2011	4,886,934	$9.27	4.1	$1,830

Options exercisable at June 30, 2011	3,192,973	$10.71	3.1	$1,127

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Outstanding as of January 1, 2011	153,785	$6.28
Granted	196,254	6.41
Vested	(52,550)	6.60
Cancelled/forfeited	(4,410)	7.37

Outstanding as of June 30, 2011	293,079	$6.29

The aggregate intrinsic value in the share options table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the second quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended June 30, 2010 and 2011 was approximately $0.2 million and $0.7 million, respectively.
As of June 30, 2011, there was $6.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options and restricted stock awards) granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Tax Effect Related to Share-based Compensation Expense
Income tax effects of share-based payments are recognized in the consolidated financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the consolidated statements of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our consolidated statements of operations for the six months ended June 30, 2010 and 2011 related to stock-based compensation expense was approximately $0.3 million and $0.2 million, respectively.
Note 3. Fair Value of Financial Instruments
A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Fair value is based upon an exit price model.

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. Available-for-sale securities as of June 30, 2011 consisted of an auction rate security, or ARS, issued by a municipality and publicly-traded shares of common stock. Available-for-sale securities are included in short-term investments in our consolidated balance sheets with the exception of the common stock which is included in investment in marketable securities. The marketable securities are included in investments in marketable securities in our consolidated balance sheets. The three levels of the fair value hierarchy are described below:

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
The following tables represent our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2011 (in thousands):

	Fair Value Measurements at December 31, 2010
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$30,343	$30,343	$—	$—
Municipal securities	50	—	—	50
Marketable securities	648	—	648	—

Total	$31,041	$30,343	$648	$50

	Fair Value Measurements at June 30, 2011
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$31,601	$31,601	$—	$—
Municipal securities	50	—	—	50
Marketable securities	972	—	972	—

Total	$32,623	$31,601	$972	$50

Cash and cash equivalents consist primarily of checking accounts and highly rated money market funds with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity. Bank debt consists of loans drawn under our bank credit facility. Based on our assessment of the current financial market and corresponding risks associated with the debt, we believe that the carrying amount of bank debt at June 30, 2011 approximates fair value based on the level 2 valuation hierarchy of the fair value measurements standard.
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
Pro Forma Results
The unaudited financial information in the table below summarizes the combined results of operations for us and RS on a pro forma basis as though the companies had been combined as of the beginning of each of the periods presented after giving effect to certain adjustments. The unaudited pro forma financial information for the three and six months ended June 30, 2010 combines our historical results for these periods with the historical results for the comparable reporting periods for RS. Our historical results of operations for the three and six months ended June 30, 2011 include the results of RS. The unaudited pro forma financial information below is for informational purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of each of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Acquisition-related transaction costs of $3.3 million and $4.0 million were excluded from the pro forma results for the three and six months ended June 30, 2010, respectively. Pro forma adjustments are tax-effected at our effective tax rate.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2010	2010
	(Unaudited, in	(Unaudited, in
	thousands except	thousands except
	per share amounts)	per share amounts)
Revenue	$41,037	$79,304
Operating income	6,306	8,534
Net income	3,777	5,861

Basic net income per share	$0.08	$0.12
Diluted net income per share	$0.08	$0.12
Covance Cardiac Safety Services, Inc. (CCSS)
On November 28, 2007, we completed the acquisition of CCSS from Covance Inc. (Covance). The following table sets forth the activity and balance of our accrued liability relating to lease costs associated with the closing of CCSS operations, which is included in “Accrued expenses” and “Other liabilities” on our Consolidated Balance Sheets (in thousands):

Lease
Liability
Balance at December 31, 2010	$1,901
Cash payments	$(283)

Balance at June 30, 2011	$1,618

Goodwill
The following tables reflect changes in the carrying value of goodwill:

Balance at December 31, 2010	71,637
Currency translation adjustments	5,720

Balance at June 30, 2011	$77,357

Goodwill increased $2,579 and intangible assets increased $1,124 as of June 30, 2011 for foreign currency translation adjustments related to fiscal 2010.
Note 5. Inventory
Inventory consisted of the following:

	December 31, 2010	June 30, 2011
Raw materials	$2,196	$7,022
Work in process	843	986
Finished goods	1,659	2,885

	$4,698	$10,893

Note 6. Intangible Assets
Amortization of intangible assets represents the amortization of the intangible assets from the RS and CCSS acquisitions. The gross and net carrying amounts of the acquired intangible assets as of December 31, 2010 and June 30, 2011 were as follows (in thousands):

	December 31, 2010
					Estimated
		Accumulated	Net Book		Useful Life
Description	Gross Value	Amortization	Value		(in years)
CCSS:
Backlog	$1,900	$1,900	$—	*	3
Customer Relationships	1,700	524	$1,176		10
Technology	400	400	$—		1

Total	$4,000	$2,824	$1,176

RS:
Backlog	$12,782	$4,687	$8,095	*	4
Technology	8,248	602	7,646		8
Covenants not-to-compete	319	49	270		4

Total	$21,349	$5,338	$16,011

	June 30, 2011
					Estimated
		Accumulated	Net Book		Useful Life
Description	Gross Value	Amortization	Value		(in years)
CCSS:
Backlog	$1,900	$1,900	$—	*	3
Customer Relationships	1,700	609	$1,091		10
Technology	400	400	$—		1

Total	$4,000	$2,909	$1,091

RS:
Backlog	$14,005	$7,901	$6,104	*	4
Technology	9,432	1,191	8,241		8
Covenants not-to-compete	360	94	266		4

Total	$23,797	$9,186	$14,611

*	CCSS backlog was amortized over three years on an accelerated basis and RS backlog is being amortized over four years on an accelerated basis.
The related amortization expense reflected in our consolidated statements of operations for each of the three and six months ended June 30, 2010 was $0.7 million. The related amortization expense reflected in our consolidated statements of operations for the three and six months ended June 30, 2011 was $2.0 million and $3.9 million, respectively.
Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31 (in thousands):

	Amortization of Intangible Assets
Years ending December 31,	CCSS	RS	Total
2011	$85	$3,892	$3,977
2012	$170	3,742	3,912
2013	$170	1,677	1,847
2014	$170	1,230	1,400
2015	$170	1,191	1,361
Thereafter	$326	2,879	3,205

Total	$1,091	$14,611	$15,702

Note 7. Credit Agreement
We have a credit agreement (Credit Agreement) with Citizens Bank of Pennsylvania (Lender) which provides for a $40 million revolving credit facility. The balance under the Credit Agreement was $21.0 million at June 30, 2011. At our option, borrowings under the Credit Agreement bear interest either at the Lender’s prime rate or at a rate equal to LIBOR plus a margin ranging from 1.00% to 1.75% based on our senior leverage ratio as calculated under the Credit Agreement. In addition, we pay a quarterly unused commitment fee ranging from 0.10% to 0.20% of the unused commitment based on our senior leverage ratio. For the six months ended June 30, 2011, the annual interest rate ranged from 1.44% to 1.51% and the unused commitment fee was 0.15% resulting in expenses of $0.2 million. Borrowings under the Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The Credit Agreement terminates, and any outstanding borrowings mature, on May 27, 2013.
The Credit Agreement requires us to maintain a maximum senior leverage ratio of 2.0 to 1.0 and a minimum debt service coverage ratio of 1.5 to 1.0, in each case as calculated under the Credit Agreement. The Credit Agreement contains other customary affirmative and negative covenants and customary events of default.
At June 30, 2011, we were in compliance with all debt covenants. Borrowings under the line of credit are secured by 65% of the capital stock of certain of our foreign subsidiaries.
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
The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations (in thousands, except per share amounts):

	Net		Per Share
Three Months Ended June 30,	Income	Shares	Amount
2010

Basic net income	$826	48,831	$0.02
Effect of dilutive shares	—	552	—

Diluted net income	$826	49,383	$0.02

2011

Basic net income	$1,781	49,146	$0.04
Effect of dilutive shares	—	184	—

Diluted net income	$1,781	49,330	$0.04

	Net		Per Share
Six Months Ended June 30,	Income	Shares	Amount
2010

Basic net income	$2,578	48,753	$0.05
Effect of dilutive shares	—	361	—

Diluted net income	$2,578	49,114	$0.05

2011

Basic net income	$4,874	49,021	$0.10
Effect of dilutive shares	—	270	—

Diluted net income	$4,874	49,291	$0.10

In computing diluted net income per common share, options to purchase 2,615,000 and 3,680,000 shares of common stock were excluded from the computations for the three months ended June 30, 2010 and 2011, respectively, and options to purchase 2,792,000 and 2,940,000 shares of common stock were excluded from the computations for the six months ended June 30, 2010 and 2011, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.
Note 9. Comprehensive Income (Loss)
We are required to classify items of other comprehensive income (loss) by their nature in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in-capital in the stockholders’ equity section of the balance sheet. Our comprehensive income (loss) includes net income and unrealized gains and losses from marketable securities and foreign currency translation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Net income	$826	$1,781	$2,578	$4,874

Other comprehensive income (loss):
Change in unrealized losses on marketable securities	(224)	(81)	(35)	324
Currency translation adjustment	(1,407)	1,572	(2,384)	11,634

Comprehensive income (loss), net of tax	$(805)	$3,272	$159	$16,832

Comprehensive income increased $3,703 for the six months ended June 30, 2011 for foreign currency translation adjustments related to fiscal 2010 for our goodwill and intangible assets.
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
In January 2010, the FASB issued Accounting Standard Update (ASU) 2010-06 which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Except for the detailed Level 3 roll forward disclosures, we adopted this standard effective January 1, 2010. The adoption of this aspect of the accounting standard did not have any impact on our consolidated financial statements. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair-value measurements are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of these requirements did not have a material impact on our consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04 which represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. We do not expect that the adoption of ASU 2011-04 will have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on our consolidated financial statements as it only requires a change in the format of the current presentation.
Note 11. Income Taxes
At December 31, 2010 and June 30, 2011, we had $0.5 million and $0.3 million, respectively, of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The tax years 2007 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. The examination of our 2006 and 2007 UK income tax returns by HM Revenue and Customs concluded in 2011 with no net adjustment. As a result, we reversed the $0.2 million reserve for unrecognized tax benefits during the three months ended June 30, 2011, in connection with this examination that we initially recorded in the fourth quarter of 2010.
Our effective income tax rate was 42.9% and 16.6% for the three months ended June 30, 2010 and 2011, respectively, and 40.0% and 23.6% for the six months ended June 30, 2010 and 2011, respectively. Our effective income tax rate for the three and six months ended June 30, 2011 benefited from the lower tax rates applicable to the RS operations in Germany, the organizational restructuring activities undertaken during the latter half of 2010 and the $0.2 million reversal of the provision for unrecognized tax benefits noted above.
Note 12. Related Party Transactions
Our Executive Vice President and Chief Scientific Officer, Dr. Morganroth, is a cardiologist who, through his wholly-owned professional corporation, provides medical professional services on behalf of the Company. Under this arrangement, Dr. Morganroth’s professional corporation receives a percentage fee of 80% of the net amounts we bill for Dr. Morganroth’s services to our customers (Percentage Fees). Our President and Chief Executive Officer is responsible for assigning the consulting work to internal and external resources, including Dr. Morganroth, based upon the requirements of the engagement. We recorded revenues in connection with services billed to customers under the consulting arrangement of approximately $0.3 million in each of the three month periods ended June 30, 2010 and 2011 and $0.6 million and $0.8 million in the six month periods ended June 30, 2010 and 2011, respectively. We incurred Percentage Fees of approximately $0.2 million in each of the three month periods ended June 30, 2010 and 2011, respectively, and $0.5 million and $0.7 million in the six-month periods ended June 30, 2010 and 2011, respectively. At December 31, 2010 and June 30, 2011, we owed $0.2 million and less than $0.1 million, respectively, to the professional corporation for Percentage Fees. These amounts are included in accounts payable.
Note 13. Commitments and Contingencies
We have a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 Interactive Voice Response (IVR) clinical assessments offered by HTS along with HTS’s IVR system. As of June 30, 2011, we had paid HTS $1.5 million for the license and $1.0 million in advance payments against future royalties. As of June 30, 2011, HTS had earned royalties of $0.3 million, which were offset against the advance royalty payments. Future royalty payments will be made to HTS based on the level of ePRO revenues received from the assessments and the IVR system, and such royalties will be applied against the advance royalty payments.
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

Our costs in Germany are subject to foreign exchange fluctuations as the majority of these costs are paid in euros. We enter into foreign exchange contracts to mitigate such foreign exchange fluctuations. These contracts are not designated as hedging instruments and changes in fair value are immediately recognized into earnings in the line item foreign exchange gain (losses). The activity for the quarter ended June 30, 2011 was as follows:

	Amount	Avg Rate
Forward Contracts entered in Q2 2011	$21.9 million	$1.44
Forward Contracts settled in Q2 2011	$13.9 million	$1.44
Forward Contracts open at June 30, 2011	$ 8.0 million	$1.44
For the six months ended June  30, 2011, we entered into $25.7 million of foreign exchange forward contracts; $17.7 million matured and $8.0 million was outstanding at June 30, 2011. In July 2011, we entered into forward contracts to sell $5.9 million U.S. dollars and purchase euros at an average of $1.40 U.S. dollars to 1 euro. Such contracts have various maturities through September 30, 2011.
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
In December 2010, we terminated the employment relationship with one of our employees. The employee filed a lawsuit in December 2010 against such termination, applying for a ruling that the termination was not legally effective and that the employment relationship is not terminated. In the second quarter of 2011, we agreed to a settlement with the former employee which did not have a material effect on our consolidated financial statements.
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

Geographic information is as follows (in thousands of dollars):

	Three Months Ended June 30, 2010
	North
	America	UK	Germany	Eliminations	Total
Service revenues	$10,837	$5,285	$2,575	$—	$18,697
Site support revenues	4,950	2,330	3,119	—	10,399

Total revenues	$15,787	$7,615	$5,694	$—	$29,096

Operating income (loss)	$(2,444)	$2,932	$563	$—	$1,051
Long-lived assets	$22,130	$5,214	$10,917	$—	$38,261
Total assets	$95,831	$13,002	$93,018	$—	$201,851

	Three Months Ended June 30, 2011
	North
	America	UK	Germany (1)	Eliminations	Total
Service revenues	$10,667	$4,613	$7,136	$—	$22,416
Site support revenues	4,507	2,756	13,170	—	20,433

Net revenues from external customers	15,174	7,369	20,306	—	42,849
Intersegment revenues	6,726	30	—	(6,756)	—

Total revenues	$21,900	$7,399	$20,306	$(6,756)	$42,849

Operating income (loss)	$1,050	$1,897	$(377)	$—	$2,570
Long-lived assets	$23,568	$7,239	$16,960	$—	$47,767
Total assets	$100,252	$19,454	$112,374	$—	$232,080

	Six Months Ended June 30, 2010
	North
	America	UK	Germany	Eliminations	Total
Service revenues	$20,781	$10,176	$2,575	$—	$33,532
Site support revenues	9,723	4,590	3,119	—	17,432

Total revenues	$30,504	$14,766	$5,694	$—	$50,964

Operating income (loss)	$(1,694)	$4,929	$563	$—	$3,798
Long-lived assets	$22,130	$5,214	$10,917	$—	$38,261
Total assets	$95,831	$13,002	$93,018	$—	$201,851

	Six Months Ended June 30, 2011
	North
	America	UK	Germany	Eliminations	Total
Service revenues	$20,996	$9,893	$15,504	$—	$46,393
Site support revenues	9,179	5,230	23,746	—	38,155

Net revenues from external customers	30,175	15,123	39,250	—	84,548
Intersegment revenues	12,941	59	—	(13,000)	—

Total revenues	$43,116	$15,182	$39,250	$(13,000)	$84,548

Operating income	$1,434	$4,114	$2,376	$—	$7,924
Long-lived assets	$23,568	$7,239	$16,960	$—	$47,767
Total assets	$100,252	$19,454	$112,374	$—	$232,080

(1)
During the quarter ended June 30, 2011, we corrected accumulated depreciation related to the first quarter of 2011 for rental equipment of our RS subsidiary in the amount of $0.5 million. We evaluated the materiality of the correction on our results of operations and concluded it was immaterial to our consolidated financial statements. Accordingly, we recorded this non-cash adjustment in the three months ended June 30, 2011 by increasing cost of sales - site support and increasing accumulated depreciation by $0.5 million on a pre-tax basis which had the impact of reducing our net income by $0.4 million. This minimal impact did not affect our reported diluted net income per share.

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
Service Offerings
Our revenues by service solution as a percentage of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net revenues:
Services	64.3%	52.3%	65.8%	54.9%
Site support	35.7	47.7	34.2	45.1

Total net revenues	100.0	100.0	100.0	100.0

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

Integrated Product Offering
With the acquisition of RS, we now provide biopharmaceutical and healthcare organizations a “one-stop-shop” for clinical services in connection with respiratory trials, including Respiratory efficacy services and devices, centralized Cardiac Safety and related ePRO services and devices in a fully integrated solution, plus a single point of contact for all aspects of the electronic data collection process in clinical trials. Our technology platform also supports the integration of other devices to integrate additional key safety data to support cardiac, respiratory, and other trials.
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
Results of Operations
Executive Overview
Net revenues were $42.9 million for the second quarter of 2011, an increase of $13.8 million or 47.3% from $29.1 million in the second quarter of 2010. The revenue changes were due primarily to the contributions by the RS business which we acquired on May 28, 2010. During the second quarter of 2011 we also experienced our second consecutive strong level of business development activities with bookings of $70.9 million. Backlog was $333.2 million at June 30, 2011.
Gross margin percentage was 37.4% in the second quarter of 2011 down sequentially from 44.2% in the first quarter of 2011 and down from 54.4% in the second quarter of 2010. The decrease in gross margin percentage sequentially was driven by increased costs in our RS business including incremental labor, consumables and freight charges to support the start of new respiratory studies, negative manufacturing variances and a $0.5 million non-cash adjustment to the carrying value of returned rental equipment as of March 31, 2011 that was recorded in the June 2011 quarter (refer to Note 14 in our Notes to Consolidated Financial Statements). Further impacting gross profit margin compared to a year ago is the inclusion of a full quarter of RS activity in the second quarter of 2011 compared to only one month in the second quarter of 2010. We expect gross profit margins to improve in the coming quarter as a portion of the charges incurred in the second quarter of 2011 by the German operations are not expected to be recurring and projected increases in revenue should generate higher margins given the operating leverage in our cost structure.
Operating income for the second quarter of 2011 was $2.6 million or 6.0% of total net revenues compared to $1.1 million or 3.6% of total net revenues in the second quarter of 2010. Operating income for the second quarter of 2010 was negatively impacted by $3.8 million of acquisition related costs and $0.8 million of amortization of acquisition related costs. Operating income for 2011 was negatively impacted by $2.0 million of amortization of acquisition related costs and the decrease in the gross profit margin. Our effective income tax rate for the second quarter of 2011 was 16.6% compared to 42.9% in the second quarter of 2010 as we have benefited from the lower tax rates applicable to the RS operations in Germany, the organizational restructuring activities undertaken during the latter half of 2010 and the $0.2 million reversal of a reserve for unrecognized tax benefits in the second quarter of 2011.
Net income for the second quarter of 2011 was $1.8 million, or $0.04 per diluted share, compared to $0.8 million, or $0.02 per diluted share, in the second quarter of 2010.
We conduct our operations through offices in the United States (U.S.) and Europe (the United Kingdom and Germany). Our international net revenues represented approximately 40% and 64% of total net revenues for the six months ended June 30, 2010 and 2011, respectively. The majority of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology which equalizes gross margins for each legal entity based upon its respective direct revenue or direct costs, as determined by the relevant revenue source.

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net revenues:
Services	64.3%	52.3%	65.8%	54.9%
Site support	35.7	47.7	34.2	45.1

Total net revenues	100.0	100.0	100.0	100.0

Costs of revenues:
Cost of services	28.6	31.8	30.7	31.7
Cost of site support	17.0	30.8	15.2	27.5

Total costs of revenues	45.6	62.6	45.9	59.2

Gross margin:
Gross margin services	55.5	39.3	53.4	42.3
Gross margin site support	52.3	35.5	55.5	38.9

Gross margin	54.4	37.4	54.1	40.8

Operating expenses:
Selling and marketing	13.6	10.3	14.4	10.2
General and administrative	33.5	16.9	28.4	17.4
Research and development	3.7	4.2	3.8	3.8

Total operating expenses	50.8	31.4	46.6	31.4

Operating income	3.6	6.0	7.5	9.4
Foreign exchange gains (losses)	1.4	(0.6)	1.0	(1.5)
Other income (expense), net	—	(0.4)	—	(0.3)

Income before income taxes	5.0	5.0	8.5	7.6
Income tax provision	2.2	0.8	3.4	1.8

Net income	2.8%	4.2%	5.1%	5.8%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2011.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Three Months Ended June 30,
	2010	2011	Increase (Decrease)
Services:
Net revenues	$18,697	$22,416	$3,719	19.9%
Costs of revenues	8,325	13,615	5,290	63.5%

Gross margin	$10,372	$8,801	$(1,571)	(15.1%)

Site support:
Net revenues	$10,399	$20,433	$10,034	96.5%
Costs of revenues	4,957	13,189	8,232	166.1%

Gross margin	$5,442	$7,244	$1,802	33.1%

Total
Net revenues	$29,096	$42,849	$13,753	47.3%
Costs of revenues	13,282	26,804	13,522	101.8%

Gross margin	15,814	16,045	231	1.5%

Operating expenses:
Selling and marketing	3,941	4,426	485	12.3%
General and administrative	9,753	7,247	(2,506)	(25.7%)
Research and development	1,069	1,802	733	68.6%

Total operating expenses	14,763	13,475	(1,288)	(8.7%)

Operating income	1,051	2,570	1,519	144.5%
Foreign exchange gains (losses)	399	(266)	(665)	N.M.
Other income (expense), net	(3)	(168)	(165)	N.M.

Income before income taxes	1,447	2,136	689	47.6%
Income tax provision	621	355	(266)	(42.8%)

Net income	$826	$1,781	$955	115.6%

N.M. Not meaningful
The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended June 30,		Increase
	2010	2011	(Decrease)
Cost of services	44.5%	60.7%	16.2%
Cost of site support	47.7%	64.5%	16.8%
Total costs of revenues	45.6%	62.6%	17.0%

Operating expenses:
Selling and marketing	13.6%	10.3%	(3.3%)
General and administrative	33.5%	16.9%	(16.6%)
Research and development	3.7%	4.2%	0.5%

Revenues
Services revenues included $7.1 million and $2.6 million for the three months ended June 30, 2011 and 2010, respectively, from the operations of RS. Only one month of RS operations was included in our results for the three months ended June 30, 2010. Apart from the impact of RS, the $0.8 million decrease in services revenues was primarily due to a reduction in ECG transaction revenue related to a lower volume of transactions performed in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
Site support revenues included $13.2 million and $3.1 million for the three months ended June 30, 2011 and 2010, respectively, from the operations of RS. Apart from the impact of RS, site support revenues were relatively consistent in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
Costs of Revenues
The cost of services revenues included $6.4 million and $1.2 million for the three months ended June 30, 2011 and 2010, respectively, from the operations of RS. During the June 2011 quarter, we expanded our RS staff which supports new study set up and customizations in response to increased demand for new studies with aggressive study timelines for key strategic customers in our respiratory and ePRO business lines. Apart from the impact of RS, the cost of services revenues, both in absolute terms and as a percentage of services revenues, increased for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 due to a $0.2 million increase in labor costs associated with additional headcount and a $0.1 million increase in costs billed to a customer as pass-through costs.
The cost of site support revenues included $9.8 million and $1.7 million for the three months ended June 30, 2011 and 2010, respectively, from the operations of RS. During the June 2011 quarter, we incurred additional labor, consumables, freight charges and negative manufacturing variances to support the start of new respiratory and ePRO studies. In addition, during the June 2011 quarter, we corrected accumulated depreciation related to the first quarter of 2011 for rental equipment of our RS subsidiary in the amount of $0.5 million, by increasing cost of sales – site support and increasing accumulated depreciation. Apart from the impact of RS, there was a $0.2 million increase in the cost of site support revenues for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase in the cost of site support revenues, both in absolute terms and as a percentage of site support revenues, was primarily due to an increase in depreciation resulting from purchases of rental equipment and the implementation of a new logistics management system.
Operating Expenses
Selling and marketing expenses included $1.0 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively, from the operations of RS. Apart from the impact of RS, selling and marketing expenses decreased $0.1 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The decrease in selling and marketing expenses was due to a number of small changes in expenses. Excluding the impact of RS, the small increase in selling and marketing expenses as a percentage of total net revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
General and administrative expenses included $2.4 million and $1.2 million for the three months ended June 30, 2011 and 2010, respectively, from the operations of RS. Apart from the impact of RS, general and administrative expenses decreased $3.7 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The decrease in general and administrative expenses, both in absolute terms and as a percentage of total net revenues, was due primarily to $3.3 million of professional fees incurred related to transaction costs in 2010 associated with our acquisition of RS. Additionally, in 2010, we added $0.6 million to the reserve for losses on the lease of our Reno, Nevada facility. There were also smaller decreases in incentive compensation, consulting and stock option expense in the three months ended June 30, 2011. Partially offsetting these decreases was an increase in labor costs which included a reduction in the capitalized labor for IT staff who worked on development projects in 2010 but not in 2011, an increase in 401(k) company matches due to the increase in bonus payments in 2011 and the impact of salary merit increases.
Research and development expenses included $1.0 million and $0.3 million for the three months ended June 30, 2010 and 2011, respectively, from the operations of RS. Apart from the impact of RS, there was a small increase in research and development expenses, both in absolute terms and as a percentage of total net revenues, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
Foreign exchange gains (losses) moved from a gain of $0.4 million for the three months ended June 30, 2010 to a loss of $0.3 million for the three months ended June 30, 2011 primarily due to the movement in the exchange rate between the euro and U.S. dollar that impacts our operations in Germany, particularly accounts receivable denominated in U.S. dollars. We entered into forward contracts to sell $21.9 million U.S. dollars and purchase euros at an average price of $1.44 U.S. dollars to 1 euro during the three months ended June 30, 2011. The related losses were insignificant.
Other income (expense), net, changed as we incurred interest expense on advances under our line of credit in the three months ended June 30, 2011 while the three months ended June 30, 2010 included a small amount of interest income on our cash balance, a substantial portion of which we used to purchase RS in May 2010.
Our effective tax rate for the three months ended June 30, 2011 was 16.6% compared to 42.9% for the three months ended June 30, 2010. Our effective income tax rate for the three months ended June 30, 2011 benefited from the lower tax rates applicable to the RS operations in Germany, organizational restructuring activities undertaken during the latter half of 2010 and a $0.2 million reversal of the reserve for unrecognized tax benefits during the three months ended June 30, 2011 as a result of the conclusion of the examination of our 2006 and 2007 UK income tax returns.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2011.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Six Months Ended June 30,
	2010	2011	Increase (Decrease)
Services:
Net revenues	$33,532	$46,393	$12,861	38.4%
Costs of revenues	15,636	26,771	11,135	71.2%

Gross margin	$17,896	$19,622	$1,726	9.6%

Site support:
Net revenues	$17,432	$38,155	$20,723	118.9%
Costs of revenues	7,756	23,312	15,556	200.6%

Gross margin	$9,676	$14,843	$5,167	53.4%

Total
Net revenues	$50,964	$84,548	$33,584	65.9%
Costs of revenues	23,392	50,083	26,691	114.1%

Gross margin	27,572	34,465	6,893	25.0%

Operating expenses:
Selling and marketing	7,349	8,601	1,252	17.0%
General and administrative	14,498	14,755	257	1.8%
Research and development	1,927	3,185	1,258	65.3%

Total operating expenses	23,774	26,541	2,767	11.6%

Operating income	3,798	7,924	4,126	108.6%
Foreign exchange gains (losses)	479	(1,275)	(1,754)	N.M.
Other income (expense), net	17	(269)	(286)	N.M.

Income before income taxes	4,294	6,380	2,086	48.6%
Income tax provision	1,716	1,506	(210)	(12.2%)

Net income	$2,578	$4,874	$2,296	89.1%

N.M. Not meaningful
The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Six Months Ended June 30,		Increase
	2010	2011	(Decrease)
Cost of services	46.6%	57.7%	11.1%
Cost of site support	44.5%	61.1%	16.6%
Total costs of revenues	45.9%	59.2%	13.3%

Operating expenses:
Selling and marketing	14.4%	10.2%	(4.2%)
General and administrative	28.4%	17.4%	(11.0%)
Research and development	3.8%	3.8%	0.0%

Revenues
Services revenues included $15.5 million and $2.6 million for the six months ended June 30, 2011 and 2010, respectively, from the operations of RS. Only one month of RS operations was included in our results for the six months ended June 30, 2010. Apart from the impact of RS, services revenues were relatively consistent in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
Site support revenues included $23.7 million and $3.1 million for the six months ended June 30, 2011 and 2010, respectively, from the operations of RS. Apart from the impact of RS, site support revenues increased approximately $0.1 million in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
Costs of Revenues
The cost of services revenues included $12.1 million and $1.2 million for the six months ended June 30, 2011 and 2010, respectively, from the operations of RS. During the June 2011 quarter, we expanded our RS staff which supports new study set up and customizations in response to increased demand for new studies with aggressive study timelines for key strategic customers in our respiratory and ePRO business lines. Apart from the impact of RS, the cost of services revenues increased $0.4 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase in the cost of services revenues, both in absolute terms and as a percentage of services revenues, was due to a $0.5 million increase in labor costs associated with additional headcount and a $0.2 million increase in costs billed to customers as pass-through costs, partially offset by decreases in several areas including incentive compensation, amortization and telephone and connectivity expenses.
The cost of site support revenues included $16.4 million and $1.7 million for the six months ended June 30, 2011 and 2010, respectively, from the operations of RS. During the June 2011 quarter, we incurred additional labor, consumables, freight charges and negative manufacturing variances to support the start of new respiratory and ePRO studies. Apart from the impact of RS, there was a $0.9 million increase in the cost of site support for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase in the cost of site support revenues, both in absolute terms and as a percentage of site support revenues, was primarily due to a $0.5 million increase in labor that was largely a result of a change in the classification of the costs associated with the customer support center to report these as additional costs of site support in 2010 to better align costs with related revenue, an increase in depreciation resulting from purchases of rental equipment and the implementation of a new logistics management system.
Operating Expenses
Selling and marketing expenses included $1.9 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively, from the operations of RS. Apart from the impact of RS, selling and marketing expenses decreased $0.2 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The decrease in selling and marketing expenses, both in absolute terms and as a percentage of total revenues, was due to a number of small changes in expenses.
General and administrative expenses included $4.8 million and $1.2 million for the six months ended June 30, 2011 and 2010, respectively, from the operations of RS. Apart from the impact of RS, general and administrative expenses decreased $3.3 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The decrease, both in absolute terms and as a percentage of total revenues, was due primarily to $3.3 million of professional fees incurred related to transaction costs in 2010 associated with our acquisition of RS. Additionally, in 2010, we added $0.6 million to the reserve for losses on the lease of our Reno, Nevada facility. There were also decreases in consulting of $0.5 million and stock option expense of $0.2 million for the six months ended June 30, 2011. Partially offsetting these decreases was an increase in labor costs which included a reduction in the capitalized labor for IT staff who worked on development projects in 2010 but not in 2011, an increase in 401(k) company matches due to the increase in bonus payments in 2011, and the impact of salary merit increases.
Research and development expenses included $1.6 million and $0.3 million for the six months ended June 30, 2010 and 2011, respectively, from the operations of RS. Apart from the impact of RS, there was a small decrease in research and development expenses, both in absolute terms and as a percentage of total net revenues.
Foreign exchange gains (losses) moved from a gain of $0.5 million for the six months ended June 30, 2010 to a loss of $1.3 million for the six months ended June 30, 2011 primarily due to the movement in the exchange rate between the euro and U.S. dollar that impacts our operations in Germany, particularly accounts receivable denominated in U.S. dollars, as well as movement in the exchange rate between the UK pound and U.S. dollar that impacts our operations in the UK, particularly accounts receivable denominated in U.S. dollars. We entered into forward contracts to sell $25.7 million U.S. dollars and purchase euros at an average price of $1.43 U.S. dollars to 1 euro during the six months ended June 30, 2011. The related losses were insignificant.
Other income (expense), net, changed as we incurred interest expense on advances under our line of credit in 2011 while 2010 included a small amount of interest income on our cash balance, a substantial portion of which we used to purchase RS in May 2010.
Our effective tax rate for the six months ended June 30, 2011 was 23.6% compared to 40.0% for the six months ended June 30, 2010. Our effective income tax rate for the six months ended June 30, 2011 benefited from the lower tax rates applicable to the RS operations in Germany, organizational restructuring activities undertaken during the latter half of 2010 and a $0.2 million reversal of the reserve for unrecognized tax benefits during the six months ended June 30, 2011 as a result of the conclusion of the examination of our 2006 and 2007 UK income tax returns.

Liquidity and Capital Resources
At June 30, 2011, we had $31.6 million of cash, cash equivalents and short-term investments, primarily invested in money market funds and commercial bank accounts. Of the $31.6 million, $10.0 million and $10.2 million are held by our UK and German subsidiaries, respectively. Although a portion of our UK subsidiary’s and all of our German subsidiary’s current undistributed net earnings, as well as any future net earnings of our UK and German subsidiaries, will be permanently reinvested, we believe that this does not have a material impact on our overall liquidity.
For the six months ended June 30, 2011, our operations provided cash of $13.7 million, an increase of $1.3 million compared to $12.4 million during the six months ended June 30, 2010. The increase was primarily the result of an $8.4 million increase for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 in net income before depreciation and amortization as well as a $3.6 million decrease in accounts receivable in the six months ended June 30, 2011 as compared to a $1.7 million increase in the six months ended June 30, 2010. A number of items partially offset this increase, primarily inventory and accrued expenses. The decrease in the June 30, 2011 accrued expenses was largely due to the payment of the 2010 incentive compensation in the first quarter of 2011. The 2010 incentive compensation was significantly higher than the 2009 amount, which was paid in the first quarter of 2010.
For the six months ended June 30, 2011, our investing activities used cash of $14.9 million as compared to $79.5 million during the six months ended June 30, 2010, which included $80.5 million used for the RS acquisition. Proceeds from sales of investments, net of purchases, were $9.7 million during the six months ended June 30, 2010, with no activity during the six months ended June 30, 2011.
During the six months ended June 30, 2010 and 2011, we capitalized $8.8 million and $14.8 million, respectively, of property and equipment. Included in property and equipment acquisitions was $2.5 million and $6.5 million for the six months ended June 30, 2010 and 2011, respectively, of internal use software. The balance of the change was primarily due to an increase in purchases of rental equipment. The purchase of rental equipment included the activity of RS for only one month in the six months ended June 30, 2010.
For the six months ended June 30, 2011, our financing activities provided cash of $0.6 million as compared to $23.2 million for the six months ended June 30, 2010. The six months ended June 30, 2010 included proceeds from long-term debt of $23.0 million associated with the RS acquisition.
We have a revolving line of credit arrangement with Citizens Bank of Pennsylvania in the aggregate amount of $40.0 million, with an additional $10.0 million increase option. As of June 30, 2011, we had outstanding $21.0 million under our line of credit and $29.0 million remained available for us to borrow including the increase option. The line has a three-year term which expires May 27, 2013 and annual interest rates based upon LIBOR plus a margin of 1.00% to 1.75% based upon a total leverage ratio and unused commitment fees of 0.10% to 0.20% based upon the same total leverage ratio. During the six-month period ended June 30, 2011, the annual interest rate ranged from 1.44% to 1.51% and the unused commitment fee was 0.15%. Financial covenants include maximum total senior funded debt to earnings before interest, income taxes, depreciation and amortization (EBITDA) of 2.0 and minimum debt service coverage ratio of 1.5. At June 30, 2011, the Company was in compliance with all debt covenants. Borrowings under the line of credit are secured by 65% of the capital stock in certain of our foreign subsidiaries.
In December 2010, we entered into a commitment to purchase $5.1 million of equipment from a manufacturer over a 15-month period beginning in January 2011. We expect to purchase this cardiac safety equipment in the normal course of business and thus this commitment does not represent a significant commitment above our expected routine purchases of ECG equipment during this period. As of June 30, 2011, approximately $2.1 million of equipment was purchased under the commitment; accordingly the balance of such commitment as of June 30, 2011 was $3.0 million.
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
Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.0 million shares remain available for purchase as of June 30, 2011. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and investments and could also require us to seek additional external financing. No shares were purchased during the six months ended June 30, 2011 or 2010. The 7,363 additional shares added to treasury shares in the six months ended June 30, 2011 were the result of employee tax liabilities related to restricted stock awards that were funded by the employees surrendering their rights to the respective amount of vested shares.

Inflation
We believe the effects of inflation and changing prices generally do not have a material effect on our consolidated results of operations or financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our primary financial market risks include fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Long-term debt
At June 30, 2011, our long-term debt was comprised of $21.0 million drawn under our $40.0 million credit facility with Citizens Bank of Pennsylvania. We do not manage the interest rate risk on our debt through the use of derivative instruments. Our credit facility’s interest rates may be reset due to fluctuations in the London Interbank Offered Rate (LIBOR). A hypothetical 100-basis-point change in the interest rate of our credit facilities would change our annual pre-tax earnings by $0.2 million based on our current borrowings under the credit facility.
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
Foreign Currency Risk
We operate on a global basis from locations in the United States (U.S.), the United Kingdom (UK) and Germany. All international net revenues and expenses are billed or incurred in either U.S. dollars, pounds sterling or euros. As such, we face exposure to adverse movements in the exchange rate of the pound sterling and euro. As the currency rate changes, translation of the statement of operations of our UK and German subsidiaries from the local currency to U.S. dollars affects year-to-year comparability of operating results. With the recent RS acquisition, there has been a significant increase in activity in countries outside the U.S. Our costs in Germany are subject to foreign exchange fluctuations as the majority of these costs are paid in euros. As a result, we entered into foreign exchange contracts during the six months ended June 30, 2011 to mitigate such foreign exchange fluctuations. Contracts totaling $16.7 million settled during the six months ended June 30, 2011 at an average price of $1.43 U.S. dollars to 1 euro. One contract remained open at June 30, 2011 to sell $8.0 million U.S. dollars and purchase euros at a rate of $1.44 U.S. dollars to 1 euro that we settled on July 29, 2011. In July 2011, we entered into forward contracts to sell $5.9 million U.S. dollars and purchase euros at an average of $1.40 U.S. dollars to 1 euro. Such contracts have various maturities through September 30, 2011.
Management estimates that a 10% change in the exchange rate of the pound sterling and euro would have impacted the reported operating income for the six months ended June 30, 2011 by approximately $0.6 million. In addition, management estimates the effect of a 10% change in the exchange rates at June 30, 2011, primarily on U.S. dollar denominated accounts receivable held by our foreign subsidiaries, would have impacted the reported foreign exchange gains (losses) for the six months ended June 30, 2011 by approximately $1.3 million before income taxes.

Item 4.	Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company (including our consolidated subsidiaries) in the reports we file with or submit to the Securities and Exchange Commission is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 6.	Exhibits

10.31	Amended and Restated 2003 Equity Incentive Plan, as amended.*

10.44	Management Employment Agreement effective May 1, 2011 between Jeffrey S. Litwin and the Company.*

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc.
(Registrant)

Date: August 5, 2011	By:	/s/ Jeffrey S. Litwin, MD, F.A.C.C Jeffrey S. Litwin, MD, F.A.C.C.
President and Chief Executive Officer,
(Principal executive officer)

Date: August 5, 2011	By:	/s/ Keith D. Schneck Keith D. Schneck
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.31	Amended and Restated 2003 Equity Incentive Plan, as amended.*

10.44	Management Employment Agreement effective May 1, 2011 between Jeffrey S. Litwin and the Company.*

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement