Form 10-Q
period 2011-09-30
ERESEARCHTECHNOLOGY INC /DE/
filed 2011-11-07
CIK 1026650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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
The number of shares of Common Stock, $.01 par value, outstanding as of October 21, 2011, was 49,241,483.

eResearchTechnology, Inc. and Subsidiaries
INDEX

Page
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets-December 31, 2010 and September 30, 2011 (unaudited)	3

Consolidated Statements of Operations (unaudited)—Three and nine months ended September 30, 2010 and 2011	4

Consolidated Statements of Cash Flows (unaudited)—Nine months ended September 30, 2010 and 2011	5

Notes to Consolidated Financial Statements (unaudited)	6-19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

Part II. Other Information

Item 6. Exhibits	30

Signatures	31

Exhibit Index	32

Exhibit 2.1
Exhibit 2.2
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part 1. Financial Information

Item 1.	Financial Statements
eResearchTechnology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	December 31, 2010	September 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$30,343	$29,535
Short-term investments	50	50
Investment in marketable securities	648	810
Accounts receivable, less allowance for doubtful accounts of $515 and $549, respectively	37,236	40,456
Inventory	4,698	10,591
Prepaid income taxes	1,988	2,091
Prepaid expenses and other	4,393	5,294
Deferred income taxes	3,431	3,548

Total current assets	82,787	92,375
Property and equipment, net	42,615	51,761
Goodwill	71,637	75,230
Intangible assets	17,187	13,080
Other assets	609	691

Total assets	$214,835	$233,137

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,136	$6,147
Accrued expenses	16,162	14,105
Deferred revenues	11,670	13,599

Total current liabilities	34,968	33,851

Deferred rent	2,368	2,450
Deferred income taxes	3,703	4,727
Long-term debt	21,000	21,000
Other liabilities	2,141	1,998

Total liabilities	64,180	64,026

Commitments and contingencies

Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 60,460,782 and 60,837,849 shares issued, respectively	605	608
Additional paid-in capital	100,441	103,487
Accumulated other comprehensive (loss) income	(1,545)	4,707
Retained earnings	131,037	140,238
Treasury stock, 11,589,603 and 11,596,966 shares at cost, respectively	(79,883)	(79,929)

Total stockholders’ equity	150,655	169,111

Total liabilities and stockholders’ equity	$214,835	$233,137

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Net revenues:
Services	$25,929	$25,193	$59,461	$71,586
Site support	19,199	22,890	36,631	61,045

Total net revenues	45,128	48,083	96,092	132,631

Costs of revenues:
Cost of services	13,526	14,554	29,162	41,325
Cost of site support	11,505	13,574	19,261	36,886

Total costs of revenues	25,031	28,128	48,423	78,211

Gross margin	20,097	19,955	47,669	54,420

Operating expenses:
Selling and marketing	4,478	4,683	11,827	13,284
General and administrative	7,780	8,141	22,278	22,896
Research and development	1,250	1,898	3,177	5,083

Total operating expenses	13,508	14,722	37,282	41,263

Operating income	6,589	5,233	10,387	13,157
Foreign exchange (losses) gains	(1,745)	695	(1,267)	(580)
Other expense (income), net	(199)	(125)	(181)	(394)

Income before income taxes	4,645	5,803	8,939	12,183
Income tax provision	1,472	1,476	3,188	2,982

Net income	$3,173	$4,327	$5,751	$9,201

Net income per share:
Basic	$0.06	$0.09	$0.12	$0.19

Diluted	$0.06	$0.09	$0.12	$0.19

Shares used in computing net income per share:
Basic	48,860	49,234	48,789	49,092

Diluted	49,258	49,311	49,162	49,297

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2011
Operating activities:
Net income	$5,751	$9,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,753	19,202
Cost of sales of equipment	767	14
Share-based compensation	2,048	2,151
Deferred income taxes	(1,043)	912
Loss on disposal of equipment	—	862
Changes in operating assets and liabilities:
Accounts receivable	(6,429)	(2,966)
Inventory	(984)	(4,331)
Prepaid expenses and other	(640)	(1,185)
Accounts payable	1,622	(668)
Accrued expenses	5,145	(2,096)
Income taxes	(1,125)	(112)
Deferred revenues	1,153	1,882
Deferred rent	(225)	75

Net cash provided by operating activities	18,793	22,941

Investing activities:
Purchases of property and equipment	(15,987)	(24,964)
Purchases of investments	(999)	—
Proceeds from sales of investments	10,731	—
Payments for acquisition	(82,789)	(117)

Net cash used in investing activities	(89,044)	(25,081)

Financing activities:
Proceeds from long-term debt	23,000	—
Repayment of long-term debt	(2,000)	—
Proceeds from exercise of stock options	215	771
Stock option income tax benefit	29	17
Repurchase of common stock for treasury	—	(46)

Net cash provided by financing activities	21,244	742

Effect of exchange rate changes on cash	(639)	590

Net decrease in cash and cash equivalents	(49,646)	(808)
Cash and cash equivalents, beginning of period	68,979	30,343

Cash and cash equivalents, end of period	$19,333	$29,535

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the “Company,” “ERT” or “we”) and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (SEC). Subsequent events have been evaluated for disclosure and recognition.
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
For arrangements with multiple deliverables entered into from and after January 1, 2011, the revenue is allocated to each element (both delivered and undelivered items) based on their relative selling prices or management’s best estimate of their selling prices, when vendor-specific or third-party evidence is unavailable.

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
Critical estimates in valuing certain of the intangible assets included but were not limited to: future expected cash flows from customer contracts, customer relationships, proprietary technology and discount rates. Our estimates of fair value were based upon assumptions we believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may have been incomplete or inaccurate, and unanticipated events and circumstances may occur.
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
Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the biopharmaceutical and healthcare industries. For the nine months ended September 30, 2010, one customer accounted for approximately 24% of net revenues. For the nine months ended September 30, 2011, three customers accounted for approximately 20%, 14% and 13% of net revenues, respectively. The loss of these customers could have a material adverse effect on our operations. We maintain reserves for potential credit losses. Such losses, in the aggregate, have not historically exceeded management’s estimates.
Cash and Cash Equivalents
We consider cash on deposit and in overnight investments and investments in money market funds with financial institutions to be cash equivalents. At the balance sheet dates, cash equivalents consisted primarily of investments in money market funds. At December 31, 2010 and September 30, 2011, approximately $6.9 million and $13.1 million, respectively, was held by our UK subsidiary. At December 31, 2010 and September 30, 2011, approximately $13.1 million and $6.5 million, respectively, was held by our German subsidiary.
Short-term Investments and Investments in Marketable Securities
At September 30, 2011, short-term investments consisted of an auction rate security issued by a municipality while marketable securities consisted of publicly-traded shares of common stock received from the buyer of certain assets of our electronic data capture (EDC) operations. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. We classified our short-term investments and investment in marketable securities at December 31, 2010 and September 30, 2011 as available-for-sale. At December 31, 2010 and September 30, 2011, unrealized gains and losses were immaterial. Realized gains and losses during the nine months ended September 30, 2010 and 2011 were immaterial. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification.
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

Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three years for computer and other equipment, two to four years for rental equipment, five years for furniture and fixtures and three to five years for system development costs. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Depreciation expense was $3.2 million and $3.5 million for the three months ended September 30, 2010 and 2011, respectively, and $6.8 million and $10.1 million for the nine months ended September 30, 2010 and 2011, respectively.
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
Amortization of capitalized software development costs is charged to costs of revenues. Amortization of capitalized software development costs was $0.9 million and $1.4 million for the three months ended September 30, 2010 and 2011, respectively, and $2.7 million and $3.5 million for the nine months ended September 30, 2010 and 2011, respectively. For the nine month periods ended September 30, 2010 and 2011, we capitalized $4.3 million and $10.7 million, respectively, of software development costs. As of September 30, 2011, $10.5 million of capitalized costs had not yet been placed in service and were therefore not being amortized.
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
The gross cost for rental equipment was $56.2 million and $66.7 million at December 31, 2010 and September 30, 2011, respectively. The accumulated depreciation for rental equipment was $35.9 million and $44.8 million at December 31, 2010 and September 30, 2011, respectively.
Goodwill
The carrying value of goodwill was $71.6 million and $75.2 million as of December 31, 2010 and September 30, 2011, respectively. The change in goodwill was due to foreign currency translation. See Note 4 for additional disclosure regarding the RS and Covance Cardiac Safety Services (CCSS) acquisitions. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2010 or during the nine months ended September 30, 2011.
When it is determined that the carrying value of goodwill may not be recoverable, measurement of any impairment will be based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the current business model.
Long-lived Assets
When events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during either of the nine-month periods ended September 30, 2010 or 2011.

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
Share-Based Compensation
Accounting for Share-Based Compensation
Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The aggregate share-based compensation expense recorded in the consolidated statements of operations was $0.6 million and $0.7 million for the three months ended September 30, 2010 and 2011, respectively and $2.1 million and $2.2 million for the nine months ended September 30, 2010 and 2011, respectively.
Valuation Assumptions for Options Granted
The fair value of each stock option granted during the nine months ended September 30, 2010 and 2011 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table.

	2010	2011
Risk-free interest rate	2.44%	2.18%
Expected dividend yield	0.00%	0.00%
Expected life	3.8 years	4.2 years
Expected volatility	61.73%	59.27%
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. The above assumptions were used to determine the weighted-average per share fair value of $3.24 and $3.07 for stock options granted during the first nine months of 2010 and 2011, respectively.
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
On April 26, 2007, the stockholders approved the adoption of the Company’s Amended and Restated 2003 Equity Incentive Plan (the “Amended 2003 Plan”) which included prohibition on repricing of any stock options granted under the Plan unless the stockholders approve such repricing and permitted awards of stock appreciation rights, restricted stock, long term performance awards and performance shares in addition to grants of stock options. On April 29, 2009 the Board of Directors approved a revised amendment to the Amended 2003 Plan that provides for the inclusion of restricted stock units in addition to the other equity-based awards authorized thereunder and eliminated the fixed option grants to outside directors. Restricted stock was granted for the first time in 2010 and is being recorded as compensation expense over the one-year to four-year vesting period for grants to the Company’s directors and management. On April 28, 2011, our stockholders approved an amendment to the Amended 2003 Plan that increased the number of shares reserved for issuance thereunder by 3.5 million shares. In accordance with the terms of the Amended 2003 Plan, there are a total of 10,818,625 shares reserved for issuance under the Amended 2003 Plan and there were 4,449,227 shares available for grant as of September 30, 2011.

Information regarding the stock option and equity incentive plans for the nine months ended September 30, 2011 is as follows:

		Weighted	Remaining
		Average	Contractual	Intrinsic
Share Options	Shares	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of January 1, 2011	4,727,943	$9.36
Granted	1,011,474	6.41
Exercised	(240,554)	3.21
Cancelled/forfeited	(414,655)	9.31

Outstanding as of September 30, 2011	5,084,208	$9.07	4.1	$68

Options exercisable or expected to vest at September 30, 2011	4,787,224	$9.24	4.0	$68

Options exercisable at September 30, 2011	3,104,313	$10.75	3.0	$68

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Outstanding as of January 1, 2011	153,785	$6.28
Granted	196,254	6.41
Vested	(52,550)	6.60
Cancelled/forfeited	(4,410)	7.37

Outstanding as of September 30, 2011	293,079	$6.29

The aggregate intrinsic value in the share options table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the second quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended September 30, 2010 and 2011 was approximately $0.2 million and $0.7 million, respectively.
As of September 30, 2011, there was $5.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options and restricted stock awards) granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.
Tax Effect Related to Share-based Compensation Expense
Income tax effects of share-based payments are recognized in the consolidated financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the consolidated statements of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our consolidated statements of operations for each of the nine-month periods ended September 30, 2010 and 2011 related to stock-based compensation expense was approximately $0.3 million.
Note 3. Fair Value of Financial Instruments
A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Fair value is based upon an exit price model.

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. Available-for-sale securities as of September 30, 2011 consisted of an auction rate security, or ARS, issued by a municipality and publicly- traded shares of common stock. Available-for-sale securities are included in short-term investments in our consolidated balance sheets with the exception of the common stock which is included in investment in marketable securities. The marketable securities are included in investments in marketable securities in our consolidated balance sheets. The three levels of the fair value hierarchy are described below:

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
The following tables represent our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2011 (in thousands):

	Fair Value Measurements at December 31, 2010
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$30,343	$30,343	$—	$—
Municipal securities	50	—	—	50
Marketable securities	648	—	648	—

Total	$31,041	$30,343	$648	$50

	Fair Value Measurements at September 30, 2011
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$29,535	$29,535	$—	$—
Municipal securities	50	—	—	50
Marketable securities	810	—	810	—

Total	$30,395	$29,535	$810	$50

Cash and cash equivalents consist primarily of checking accounts and highly rated money market funds with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity. Bank debt consists of loans drawn under our bank credit facility. Based on our assessment of the current financial market and corresponding risks associated with the debt, we believe that the carrying amount of bank debt at September 30, 2011 approximates fair value based on the level 2 valuation hierarchy of the fair value measurements standard.
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

Pro Forma Results
The unaudited financial information in the table below summarizes the combined results of operations for us and RS on a pro forma basis as though the companies had been combined as of the beginning of each of the periods presented after giving effect to certain adjustments. The unaudited pro forma financial information for the nine months ended September 30, 2010 combines our historical results for this period with the historical results for the comparable reporting period for RS. Our historical results of operations for the nine months ended September 30, 2011 include the results of RS. The unaudited pro forma financial information below is for informational purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of each of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Acquisition-related transaction costs of $4.0 million were excluded from the pro forma results for the nine months ended September 30, 2010. Pro forma adjustments are tax-effected at our effective tax rate.

Nine Months
Ended September 30,
2010
(Unaudited, in
thousands except
per share amounts)
Revenue	$124,432
Operating income	16,153
Net income	9,807

Basic net income per share	$0.20
Diluted net income per share	$0.20
Covance Cardiac Safety Services, Inc. (CCSS)
On November 28, 2007, we completed the acquisition of CCSS from Covance Inc. (Covance). The following table sets forth the activity and balance of our accrued liability relating to lease costs associated with the closing of CCSS operations, which is included in “Accrued expenses” and “Other liabilities” on our Consolidated Balance Sheets (in thousands):

Lease
Liability
Balance at December 31, 2010	$1,901
Cash payments	$(404)

Balance at September 30, 2011	$1,497

Goodwill
The following tables reflect changes in the carrying value of goodwill:

Balance at December 31, 2010	71,637
Currency translation adjustments	3,593

Balance at September 30, 2011	$75,230

Goodwill increased $2,579 and intangible assets increased $1,124 as of September 30, 2011 for foreign currency translation adjustments related to fiscal 2010.
Note 5. Inventory
Inventory consisted of the following:

	December 31, 2010	September 30, 2011
Raw materials	$2,196	$6,358
Work in process	843	1,343
Finished goods	1,659	2,890

	$4,698	$10,591

Note 6. Intangible Assets
Amortization of intangible assets represents the amortization of the intangible assets from the RS and CCSS acquisitions. The gross and net carrying amounts of the acquired intangible assets as of December 31, 2010 and September 30, 2011 were as follows (in thousands):

	December 31, 2010
					Estimated
		Accumulated	Net Book		Useful Life
Description	Gross Value	Amortization	Value		(in years)
CCSS:
Customer Relationships	1,700	524	$1,176		10

Total	$1,700	$524	$1,176

RS:
Backlog	$12,782	$4,687	$8,095	*	4
Technology	8,248	602	7,646		8
Covenants not-to-compete	319	49	270		4

Total	$21,349	$5,338	$16,011

	September 30, 2011
					Estimated
		Accumulated	Net Book		Useful Life
Description	Gross Value	Amortization	Value		(in years)
CCSS:
Customer Relationships	1,700	652	$1,048		10

Total	$1,700	$652	$1,048

RS:
Backlog	$13,763	$9,508	$4,255	*	4
Technology	9,031	1,485	7,546		8
Covenants not-to-compete	348	117	231		4

Total	$23,142	$11,110	$12,032

*	RS backlog is being amortized over four years on an accelerated basis.
The related amortization expense reflected in our consolidated statements of operations for the three and nine months ended September 30, 2010 was $2.4 million and $3.1 million, respectively. The related amortization expense reflected in our consolidated statements of operations for the three and nine months ended September 30, 2011 was $1.9 million and $5.8 million, respectively.
Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31 (in thousands):

	Amortization of Intangible Assets
Years ending December 31,	CCSS	RS	Total
2011	$43	$1,849	$1,892
2012	$170	3,555	3,725
2013	$170	1,593	1,763
2014	$170	1,168	1,338
2015	$170	1,132	1,302
Thereafter	$326	2,735	3,061

Total	$1,048	$12,032	$13,080

Note 7. Credit Agreement
We have a credit agreement (Credit Agreement) with Citizens Bank of Pennsylvania (Lender) which provides for a $40 million revolving credit facility, with an additional $10.0 million increase option subject to bank approval. As of September 30, 2011, we had outstanding $21.0 million under our line of credit and $19.0 million remained available for us to borrow. At our option, borrowings under the Credit Agreement bear interest either at the Lender’s prime rate or at a rate equal to LIBOR plus a margin ranging from 1.00% to 1.75% based on our senior leverage ratio as calculated under the Credit Agreement. In addition, we pay a quarterly unused commitment fee ranging from 0.10% to 0.20% of the unused commitment based on our senior leverage ratio. For the nine months ended September 30, 2011, the annual interest rate ranged from 1.19% to 1.51% and the unused commitment fee ranged from 0.10 to 0.15% resulting in expenses of $0.2 million. Borrowings under the Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The Credit Agreement terminates, and any outstanding borrowings mature, on May 27, 2013.
The Credit Agreement requires us to maintain a maximum senior leverage ratio of 2.0 to 1.0 and a minimum debt service coverage ratio of 1.5 to 1.0, in each case as calculated under the Credit Agreement. The Credit Agreement contains other customary affirmative and negative covenants and customary events of default.
At September 30, 2011, we were in compliance with all debt covenants. Borrowings under the line of credit are secured by 65% of the capital stock of certain of our foreign subsidiaries.
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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations (in thousands, except per share amounts):

	Net		Per Share
Three Months Ended September 30,	Income	Shares	Amount
2010

Basic net income	$3,173	48,860	$0.06
Effect of dilutive shares	—	398	—

Diluted net income	$3,173	49,258	$0.06

2011

Basic net income	$4,327	49,234	$0.09
Effect of dilutive shares	—	77	—

Diluted net income	$4,327	49,311	$0.09

	Net		Per Share
Nine Months Ended September 30,	Income	Shares	Amount
2010

Basic net income	$5,751	48,789	$0.12
Effect of dilutive shares	—	373	—

Diluted net income	$5,751	49,162	$0.12

2011

Basic net income	$9,201	49,092	$0.19
Effect of dilutive shares	—	205	—

Diluted net income	$9,201	49,297	$0.19

In computing diluted net income per common share, options to purchase 2,609,000 and 4,180,000 shares of common stock were excluded from the computations for the three months ended September 30, 2010 and 2011, respectively, and options to purchase 2,731,000 and 3,353,000 shares of common stock were excluded from the computations for the nine months ended September 30, 2010 and 2011, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Net income	$3,173	$4,327	$5,751	$9,201

Other comprehensive (loss) income :
Change in unrealized (losses) gains on marketable securities	(211)	(162)	(246)	162
Currency translation adjustment	4,206	(5,544)	1,822	6,090

Comprehensive income (loss), net of tax	$7,168	$(1,379)	$7,327	$15,453

Comprehensive income increased $3,703 for the nine months ended September 30, 2011 for foreign currency translation adjustments related to fiscal 2010 for our goodwill and intangible assets.

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
This consensus eliminates the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted. The accounting standard was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this consensus did not have a material impact on our consolidated financial statements.
In January 2010, the FASB issued Accounting Standard Update (ASU) 2010-06 which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Except for the detailed Level 3 roll forward disclosures, we adopted this standard effective January 1, 2010. The adoption of this aspect of the accounting standard did not have any impact on our consolidated financial statements. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair-value measurements were effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of these requirements did not have a material impact on our consolidated financial statements.
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
In September 2011, the FASB issued ASU 2011-08, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which will require us to adopt these provisions in fiscal 2012, however, early adoption is permitted. The adoption of ASU 2011-08 will not have an impact on our consolidated financial statements.
Note 11. Income Taxes
At December 31, 2010 and September 30, 2011, we had $0.5 million and $0.3 million, respectively, of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.
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

Our effective income tax rate was 31.7% and 25.4% for the three months ended September 30, 2010 and 2011, respectively, and 35.7% and 24.5% for the nine months ended September 30, 2010 and 2011, respectively. Our effective income tax rate for the three and nine months ended September 30, 2011 benefited from the lower tax rates applicable to the RS operations in Germany, the organizational restructuring activities undertaken during the latter half of 2010 and the $0.2 million reversal of the provision for unrecognized tax benefits noted above. The corporate income tax rate for the United Kingdom was reduced from 28% to 26% after receiving Royal Assent in July 2011, retroactive to April 2011.
Note 12. Related Party Transactions
Our Executive Vice President and Chief Scientific Officer, Dr. Morganroth, is a cardiologist who, through his wholly-owned professional corporation, provides medical professional services on behalf of the Company. Under this arrangement, Dr. Morganroth’s professional corporation receives a percentage fee of 80% of the net amounts we bill for Dr. Morganroth’s services to our customers (Percentage Fees). Our President and Chief Executive Officer is responsible for assigning the consulting work to internal and external resources, including Dr. Morganroth, based upon the requirements of the engagement. We recorded revenues in connection with services billed to customers under the consulting arrangement of approximately $0.4 million and $0.3 million in the three months ended September 30, 2010 and 2011, respectively, and $1.0 million in each of the nine-month periods ended September 30, 2010 and 2011. We incurred Percentage Fees of approximately $0.3 million in each of the three-month periods ended September 30, 2010 and 2011, respectively, and $0.8 million and $1.0 million in the nine months ended September 30, 2010 and 2011, respectively. At December 31, 2010 and September 30, 2011, we owed $0.2 million to the professional corporation for Percentage Fees. These amounts are included in accounts payable.
Note 13. Commitments and Contingencies
We have a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 Interactive Voice Response (IVR) clinical assessments offered by HTS along with HTS’s IVR system. As of September 30, 2011, we had paid HTS $1.5 million for the license and $1.0 million in advance payments against future royalties. As of September 30, 2011, HTS had earned royalties of $0.3 million, which were offset against the advance royalty payments. Future royalty payments will be made to HTS based on the level of ePRO revenues received from the assessments and the IVR system, and such royalties will be applied against the advance royalty payments.
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
Our costs in Germany are subject to foreign exchange fluctuations as the majority of these costs are paid in euros. We enter into foreign exchange contracts to mitigate such foreign exchange fluctuations. These contracts are not designated as hedging instruments and changes in fair value are immediately recognized into earnings in the line item foreign exchange (losses) gains. The activity for the quarter ended September 30, 2011 was as follows:

	Amount	Avg Rate

Forward Contracts entered in Q3 2011	$5.9 million	$1.40

Forward Contracts settled in Q3 2011	$13.9 million	$1.42

Forward Contracts open at September 30, 2011	$0.0 million	N/A
For the nine months ended September 30, 2011, we entered into $31.6 million of foreign exchange forward contracts; $31.6 million matured and none was outstanding at September 30, 2011. In October 2011, we entered into forward contracts to sell $4.1 million U.S. dollars and purchase euros at an average of $1.36 U.S. dollars to 1 euro. Such contracts have various maturities through December 31, 2011.

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
Note 14. Operating Segments / Geographic Information
We consider our business to consist of one segment which is providing services and customizable medical devices to biopharmaceutical organizations and, to a lesser extent, healthcare organizations. We operate on a worldwide basis with two primary locations in the United States, categorized below as North America, and one primary location each in the United Kingdom and Germany. A large portion of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology, and revenues are generally allocated to the geographic segment in which the work is performed.

Geographic information is as follows (in thousands of dollars):

	Three Months Ended September 30, 2010
	North
	America	UK	Germany	Eliminations	Total
Service revenues	$11,037	$5,553	$9,339	$—	$25,929
Site support revenues	4,606	2,445	12,148	—	19,199

Net revenues from external customers	15,643	7,998	21,487	—	45,128
Intersegment revenues	1,100	39	—	(1,139)	—

Total revenues	$16,743	$8,037	$21,487	$(1,139)	$45,128

Operating income	$1,702	$1,835	$3,052	$—	$6,589
Long-lived assets	$22,762	$6,017	$13,030	$—	$41,809
Total assets	$94,223	$15,290	$96,038	$—	$205,551

	Three Months Ended September 30, 2011
	North
	America	UK	Germany	Eliminations	Total
Service revenues	$11,575	$4,829	$8,789	$—	$25,193
Site support revenues	4,997	2,602	15,291	—	22,890

Net revenues from external customers	16,572	7,431	24,080	—	48,083
Intersegment revenues	6,157	28	193	(6,378)	—

Total revenues	$22,729	$7,459	$24,273	$(6,378)	$48,083

Operating income	$902	$1,792	$2,539	$—	$5,233
Long-lived assets	$25,089	$7,124	$19,548	$—	$51,761
Total assets	$102,852	$20,104	$110,181	$—	$233,137

	Nine Months Ended September 30, 2010
	North
	America	UK	Germany	Eliminations	Total
Service revenues	$31,820	$15,728	$11,913	$—	$59,461
Site support revenues	14,328	7,036	15,267	—	36,631

Net revenues from external customers	46,148	22,764	27,180	—	96,092
Intersegment revenues	1,424	39	—	(1,463)	—

Total revenues	$47,572	$22,803	$27,180	$(1,463)	$96,092

Operating income	$8	$6,764	$3,615	$—	$10,387
Long-lived assets	$22,762	$6,017	$13,030	$—	$41,809
Total assets	$94,223	$15,290	$96,038	$—	$205,551

	Nine Months Ended September 30, 2011
	North
	America	UK	Germany	Eliminations	Total
Service revenues	$32,631	$14,663	$24,292	$—	$71,586
Site support revenues	14,176	7,832	39,037	—	61,045

Net revenues from external customers	46,807	22,495	63,329	—	132,631
Intersegment revenues	19,098	87	193	(19,378)	—

Total revenues	$65,905	$22,582	$63,522	$(19,378)	$132,631

Operating income	$2,334	$5,908	$4,915	$—	$13,157
Long-lived assets	$25,089	$7,124	$19,548	$—	$51,761
Total assets	$102,852	$20,104	$110,181	$—	$233,137

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Forward-Looking Information
You should read the following discussion in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to our operations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “are confident,” “estimate,” “expect,” “will be,” “will continue,” “will likely result,” “project,” “intend,” “plan,” “believe,” “look to” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions; our ability to obtain new contracts and accurately estimate net revenues, our positive outlook for future bookings, variability in size, scope and duration of projects and internal issues at the sponsoring client; our ability to successfully integrate the RS or any future acquisitions; competitive factors in the market for our centralized services; changes in the bio-pharmaceutical and healthcare industries to which we sell our solutions; technological development; and market demand. There is no guarantee that the amounts in our backlog will ever convert to revenue. Should the economic conditions deteriorate, the cancellation rates that we have historically experienced could increase. Further information on potential factors that could affect our financial results can be found in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
Clinical trials employ diagnostic tests to measure the effect of a drug or device on certain body organs and systems to determine the product’s safety and efficacy. Our technology-based services are utilized by biopharmaceutical and healthcare organizations and CROs to improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. Our Cardiac Safety solutions include the centralized collection, interpretation and distribution of electrocardiographic (ECG) data and images and are performed during clinical trials in all phases of the clinical research process. Customers use our centralized Respiratory solutions when they are developing new compounds for the treatment of asthma, emphysema, cystic fibrosis and Chronic Obstructive Pulmonary Disease (COPD) in order to assess the efficacy of a drug or to evaluate compounds that have an effect on pulmonary function. We also offer ePRO solutions along with proprietary clinical assessments to enable customers to efficiently collect and analyze patient-reported feedback during a clinical trial. In addition, we offer site support, which includes the rental and sale of devices to support Cardiac Safety, Respiratory, and ePRO services along with related supplies and logistics management.
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
Service Offerings
Our revenues by service solution as a percentage of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net revenues:
Services	57.5%	52.4%	61.9%	54.0%
Site support	42.5	47.6	38.1	46.0

Total net revenues	100.0	100.0	100.0	100.0

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
Integrated Product Offering
With the acquisition of RS, we now provide biopharmaceutical and healthcare organizations a fully integrated solution for clinical services in connection with respiratory trials, including Respiratory efficacy services and devices, centralized Cardiac Safety and related ePRO services and devices in a fully integrated solution, plus a single point of contact for all aspects of the electronic data collection process in clinical trials. Our technology platform also supports the integration of other devices to integrate additional key safety data to support cardiac, respiratory, and other trials.
The protocols of many of the respiratory trials in which we participate often also require ECGs and/or Holter monitoring and ePRO solutions. Our flagship investigator site device, MasterScope® CT, is a comprehensive solution for standardized and centralized spirometry, full pulmonary function testing or PFT, ECG and ePRO in clinical trials. Using customized software, this innovative system combines protocol-driven workflows (with many diagnostic applications) into a single easy-to-use clinical trial workstation. These workflows can be specially tailored for multi-center studies. We believe our customers and their users consider the availability of a fully integrated platform for respiratory, cardiac safety and ePRO a major advantage that has enabled us to establish a preferred centralized respiratory vendor status with several of the top 20 pharmaceutical companies.
Results of Operations
Executive Overview
Net revenues were $48.1 million for the third quarter of 2011, an increase of $3.0 million or 6.7% from $45.1 million in the third quarter of 2010. The revenue changes were due primarily to revenue growth in the RS business. During the third quarter of 2011, we also experienced our third consecutive strong level of business development activities with bookings of $78.4 million. Backlog was $343.8 million at September 30, 2011.
Gross margin percentage was 41.5% in the third quarter of 2011, up sequentially from 37.4% in the second quarter of 2011, but down from 44.5% in the third quarter of 2010. The gross margin percentage in the second quarter of 2011 was driven by increased costs in our RS business including incremental labor, consumables and freight charges to support the start of new respiratory studies, increased manufacturing costs and a $0.5 million non-cash adjustment to the carrying value of returned rental equipment as of March 31, 2011 that was recorded in the June 2011 quarter. Gross profit margins improved in the current quarter as expected as a portion of the charges incurred in the second quarter of 2011 by the German operations did not recur and the overall revenue increase generated higher margins given the operating leverage in our cost structure. Gross margins are down from a year ago due to the increased mix of lower margin respiratory revenue.
Operating income for the third quarter of 2011 was $5.2 million or 10.9% of total net revenues compared to $6.6 million or 14.6% of total net revenues in the third quarter of 2010. Operating income for the third quarter of 2010 was negatively impacted by $0.5 million of acquisition related costs and $2.4 million of amortization of acquisition related costs. Operating income for 2011 was negatively impacted by $1.9 million of amortization of acquisition related costs and the decrease in the gross profit margin. Our effective income tax rate for the third quarter of 2011 was 25.4% compared to 31.7% in the third quarter of 2010 as we have benefited from the lower tax rates applicable to the increased contribution of revenue from RS operations in Germany and the organizational restructuring activities undertaken during the latter half of 2010
Net income for the third quarter of 2011 was $4.3 million, or $0.09 per diluted share, compared to $3.2 million, or $0.06 per diluted share, in the third quarter of 2010.
We conduct our operations through offices in the United States (U.S.) and Europe (the United Kingdom and Germany). Our international net revenues represented approximately 52.0% and 64.9% of total net revenues for the nine months ended September 30, 2010 and 2011, respectively. A large portion of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology which equalizes gross margins for each legal entity based upon its respective direct revenue or direct costs, as determined by the relevant revenue source.

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net revenues:
Services	57.5%	52.4%	61.9%	54.0%
Site support	42.5	47.6	38.1	46.0

Total net revenues	100.0	100.0	100.0	100.0

Costs of revenues:
Cost of services	30.0	30.3	30.4	31.2
Cost of site support	25.5	28.2	20.0	27.8

Total costs of revenues	55.5	58.5	50.4	59.0

Gross margin:
Gross margin services	47.8	42.2	51.0	42.3
Gross margin site support	40.1	40.7	47.4	39.6

Gross margin	44.5	41.5	49.6	41.0

Operating expenses:
Selling and marketing	9.9	9.7	12.3	10.0
General and administrative	17.2	16.9	23.2	17.3
Research and development	2.8	3.9	3.3	3.8

Total operating expenses	29.9	30.5	38.8	31.1

Operating income	14.6	11.0	10.8	9.9
Foreign exchange (losses) gains	(3.9)	1.4	(1.3)	(0.4)
Other income (expense), net	(0.4)	(0.3)	(0.2)	(0.3)

Income before income taxes	10.3	12.1	9.3	9.2
Income tax provision	3.3	3.1	3.3	2.3

Net income	7.0%	9.0%	6.0%	6.9%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2011.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Three Months Ended September 30,
	2010	2011	Increase (Decrease)
Services:
Net revenues	$25,929	$25,193	$(736)	(2.8%)
Costs of revenues	13,526	14,554	1,028	7.6%

Gross margin	$12,403	$10,639	$(1,764)	(14.2%)

Site support:
Net revenues	$19,199	$22,890	$3,691	19.2%
Costs of revenues	11,505	13,574	2,069	18.0%

Gross margin	$7,694	$9,316	$1,622	21.1%

Total
Net revenues	$45,128	$48,083	$2,955	6.5%
Costs of revenues	25,031	28,128	3,097	12.4%

Gross margin	20,097	19,955	(142)	(0.7%)

Operating expenses:
Selling and marketing	4,478	4,683	205	4.6%
General and administrative	7,780	8,141	361	4.6%
Research and development	1,250	1,898	648	51.8%

Total operating expenses	13,508	14,722	1,214	9.0%

Operating income	6,589	5,233	(1,356)	(20.6%)
Foreign exchange (losses) gains	(1,745)	695	2,440	N.M.
Other income (expense), net	(199)	(125)	74	N.M.

Income before income taxes	4,645	5,803	1,158	24.9%
Income tax provision	1,472	1,476	4	0.3%

Net income	$3,173	$4,327	$1,154	36.4%

N.M. Not meaningful
The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended September 30,		Increase
	2010	2011	(Decrease)
Cost of services	52.2%	57.8%	5.6%
Cost of site support	59.9%	59.3%	(0.6%)
Total costs of revenues	55.5%	58.5%	3.0%

Operating expenses:
Selling and marketing	9.9%	9.7%	(0.2%)
General and administrative	17.2%	16.9%	(0.3%)
Research and development	2.8%	3.9%	1.1%

Revenues
The $0.7 million decrease in services revenues in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to a reduction in RS ECG and respiratory transactions. In addition, certain categories of RS revenues that had been included in services revenues for the three months ended September 30, 2010 are now classified as site support revenues for the three months ended September 30, 2011. Partially offsetting these decreases were increases in customization and additional revenues related to exchange rate fluctuations as certain RS client contracts allow for billing adjustments for significant exchange rate changes.
Site support revenues increased $3.7 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Approximately $1.0 million of the increase can be attributed to an increase in the average currency exchange rate between the US dollar and the euro. The balance of the increase was due to a large amount of device rework revenue in 2011 as compared to 2010 as customers chose to use existing equipment for new studies, increases in supplies revenue, freight and local equipment support as well as the revenue category change discussed above.
Costs of Revenues
The cost of services revenues increased $1.0 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This increase, both in absolute terms and as a percentage of services revenues, was primarily due to approximately $0.5 million attributable to an increase in the average currency exchange rate between the US dollar and the euro. The balance of the increase was due to expanded RS staff and consultants who support new study set up and customizations in response to increased demand for new studies with aggressive study timelines for key strategic customers in our respiratory and ePRO business lines and an increase in Cardiac Safety labor costs associated with additional headcount.
The cost of site support revenues increased $2.1 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This increase was partially due to approximately $0.6 million attributable to an increase in the average currency exchange rate between the US dollar and the euro and to additional labor, consumables, freight charges and increased manufacturing costs we incurred in 2011 to support the start of new respiratory and ePRO studies. The decrease in the cost of site support revenues as a percentage of site support revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
Operating Expenses
General and administrative expenses increased $0.4 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase was partially due to approximately $0.2 million attributable to an increase in the average currency exchange rate between the US dollar and the euro. The balance of the increase was due to increased depreciation related to internal-use software that went into production in 2011, increases in travel and facilities costs as well as a number of small increases in RS expenses in the three months ended September 30, 2011. Partially offsetting these increases was a decrease in labor costs which included payments in the third quarter of 2010 to our former chief executive officer in connection with his retirement. The decrease in general and administrative expenses as a percentage of total net revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.
Research and development expenses increased $0.6 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This increase, both in absolute terms and as a percentage of total net revenues, was primarily due to a greater percentage of costs being capitalized for internal use software, particularly for the development of the next generation of our EXPERT platform.
Foreign exchange (losses) gains moved from a loss of $1.7 million for the three months ended September 30, 2010 to a gain of $0.7 million for the three months ended September 30, 2011 primarily due to the movement in the exchange rate between the euro and U.S. dollar that impacts our operations in Germany, particularly accounts receivable denominated in U.S. dollars. We entered into forward contracts to sell $5.9 million U.S. dollars and purchase euros at an average price of $1.40 U.S. dollars to 1 euro during the three months ended September 30, 2011. The related gains were insignificant.
Other income (expense), net, decreased as the interest rate on our long-term debt decreased in 2011 in accordance with the terms of our credit agreement.
Our effective tax rate for the three months ended September 30, 2011 was 25.4% compared to 31.7% for the three months ended September 30, 2010. Our effective income tax rate for the three months ended September 30, 2011 benefited from the lower tax rates applicable to the RS operations in Germany, organizational restructuring activities undertaken during the latter half of 2010 and a reduction in the corporate income tax rate in the United Kingdom.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2011.
The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Nine Months Ended September 30,
	2010	2011	Increase (Decrease)
Services:
Net revenues	$59,461	$71,586	$12,125	20.4%
Costs of revenues	29,162	41,325	12,163	41.7%

Gross margin	$30,299	$30,261	$(38)	(0.1%)

Site support:
Net revenues	$36,631	$61,045	$24,414	66.6%
Costs of revenues	19,261	36,886	17,625	91.5%

Gross margin	$17,370	$24,159	$6,789	39.1%

Total
Net revenues	$96,092	$132,631	$36,539	38.0%
Costs of revenues	48,423	78,211	29,788	61.5%

Gross margin	47,669	54,420	6,751	14.2%

Operating expenses:
Selling and marketing	11,827	13,284	1,457	12.3%
General and administrative	22,278	22,896	618	2.8%
Research and development	3,177	5,083	1,906	60.0%

Total operating expenses	37,282	41,263	3,981	10.7%

Operating income	10,387	13,157	2,770	26.7%
Foreign exchange losses	(1,267)	(580)	687	N.M.
Other expense, net	(181)	(394)	(213)	N.M.

Income before income taxes	8,939	12,183	3,244	36.3%
Income tax provision	3,188	2,982	(206)	(6.5%)

Net income	$5,751	$9,201	$3,450	60.0%

N.M. Not meaningful
The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Nine Months Ended September 30,		Increase
	2010	2011	(Decrease)
Cost of services	49.0%	57.7%	8.7%
Cost of site support	52.6%	60.4%	7.8%
Total costs of revenues	50.4%	59.0%	8.6%

Operating expenses:
Selling and marketing	12.3%	10.0%	(2.3%)
General and administrative	23.2%	17.3%	(5.9%)
Research and development	3.3%	3.8%	0.5%

Comparability
The RS operations have been included in our financial results from the acquisition date of May 28, 2010. As such, only four months of RS operations were included in our results for the nine months ended September 30, 2010.
Revenues
Services revenues included $24.3 million and $11.9 million for the nine months ended September 30, 2011 and 2010, respectively, from the operations of RS. Apart from the impact of RS, services revenues decreased $0.3 million in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to lower ePRO revenue stemming from a large diary study in 2010, fewer ECG transactions and smaller decreases in other revenue categories, partially offset by a $0.5 increase in Cardiac Safety consulting revenue.
Site support revenues included $39.0 million and $15.3 million for the nine months ended September 30, 2011 and 2010, respectively, from the operations of RS. Apart from the impact of RS, site support revenues increased approximately $0.6 million in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase was due to additional Cardiac Safety equipment rented partially offset by a decrease in the average rental revenue per unit.
Costs of Revenues
The cost of services revenues included $18.9 million and $7.5 million for the nine months ended September 30, 2011 and 2010, respectively, from the operations of RS. Apart from the impact of RS, the cost of services revenues increased $0.7 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase, both in absolute terms and as a percentage of services revenues, was due to a $0.7 million increase in labor costs associated with additional headcount, a $0.4 million increase in costs billed to customers as pass-through costs and a $0.3 million increase in consulting costs related to Cardiac Safety consulting revenue, partially offset by decreases in several areas including incentive compensation, amortization and telephone and connectivity expenses.
The cost of site support revenues included $26.3 million and $10.0 million for the nine months ended September 30, 2011 and 2010, respectively, from the operations of RS. Apart from the impact of RS, there was a $1.3 million increase in the cost of site support for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase, both in absolute terms and as a percentage of site support revenues, was primarily due to a $0.7 million increase in labor that was largely a result of a change in the classification of the costs associated with the customer support center to report these as additional costs of site support in 2010 to better align costs with related revenue. Also contributing to the increase was a $0.4 million increase in depreciation resulting from purchases of rental equipment and the implementation of a new logistics management system.
Operating Expenses
Selling and marketing expenses included $2.6 million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively, from the operations of RS. Apart from the impact of RS, selling and marketing expenses increased $0.3 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This increase, both in absolute terms and as a percentage of total revenues, was primarily due to an increase in commissions as a result of an increase in the number of staff qualifying for additional commissions as well as the impact of a significant increase in ePRO bookings and an increase in labor due to additional staff.
General and administrative expenses included $8.0 million and $3.8 million for the nine months ended September 30, 2011 and 2010, respectively, from the operations of RS. Apart from the impact of RS, general and administrative expenses decreased $3.5 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This decrease, both in absolute terms and as a percentage of total revenues, was due primarily to $4.1 million of professional fees related to our acquisition of RS. Additionally, in 2010, we added $0.6 million to the reserve for losses on the lease of our Reno, Nevada facility. There were also decreases in consulting and office rent of $0.4 million each and stock option expense and travel and entertainment of $0.2 million each for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Partially offsetting these decreases was a $1.1 million increase in labor costs, a reduction in the capitalized labor for IT staff who worked on development projects in 2010 but not in 2011, an increase in 401(k) company matches due to the increase in incentive compensation payments in 2011, and the impact of salary merit increases. Other expense increases included $0.5 million for professional fees not related to the RS acquisition compared to the first nine months of 2010, $0.4 million of depreciation related to computer equipment and internal-use software that went into production in 2011, and $0.2 million each for recruitment and software licenses.
Research and development expenses included $2.7 million and $0.7 million for the nine months ended September 30, 2010 and 2011, respectively, from the operations of RS. Apart from the impact of RS, research and development expenses, both in absolute terms and as a percentage of total net revenues, were essentially unchanged.
Foreign exchange losses decreased from $1.3 million for the nine months ended September 30, 2010 to $0.6 million for the nine months ended September 30, 2011 primarily due to the movement in the exchange rate between the euro and U.S. dollar that impacts our operations in Germany, particularly accounts receivable denominated in U.S. dollars, as well as movement in the exchange rate between the UK pound and U.S. dollar that impacts our operations in the UK, particularly accounts receivable denominated in U.S. dollars. We entered into forward contracts to sell $31.6 million U.S. dollars and purchase euros at an average price of $1.42 U.S. dollars to 1 euro during the nine months ended September 30, 2011. The related losses were insignificant.

Other income (expense), net, changed as we incurred interest expense on advances under our line of credit in 2011 while 2010 included a small amount of interest income on our cash balance, a substantial portion of which we used to purchase RS in May 2010.
Our effective tax rate for the nine months ended September 30, 2011 was 24.5% compared to 35.7% for the nine months ended September 30, 2010. Our effective income tax rate for the nine months ended September 30, 2011 benefited from the lower tax rates applicable to the RS operations in Germany, organizational restructuring activities undertaken during the latter half of 2010, a $0.2 million reversal of the reserve for unrecognized tax benefits during the nine months ended September 30, 2011 as a result of the conclusion of the examination of our 2006 and 2007 UK income tax returns, and a reduction in the corporate tax rate in the United Kingdom.
Liquidity and Capital Resources
At September 30, 2011, we had $29.6 million of cash, cash equivalents and short-term investments, primarily invested in money market funds and commercial bank accounts. Of the $29.6 million, $13.1 million and $6.5 million are held by our UK and German subsidiaries, respectively. Although a portion of our UK subsidiary’s and all of our German subsidiary’s current undistributed net earnings, as well as any future net earnings of our UK and German subsidiaries, will be permanently reinvested, we believe that this does not have a material impact on our overall liquidity.
For the nine months ended September 30, 2011, our operations provided cash of $22.9 million, an increase of $4.1 million compared to $18.8 million during the nine months ended September 30, 2010. The increase was primarily the result of a $9.9 million increase for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 in net income before depreciation and amortization. A number of items partially offset this increase, primarily inventory, accounts receivable and accrued expenses. The inventory increase was largely due to a volume purchase of printers as well as work performed on several large studies which have been delayed after related inventory items were acquired. The increase in accounts receivable was largely due to a high level of sales in September 2011. The decrease in the September 30, 2011 accrued expenses was largely due to the payment of the 2010 incentive compensation in the first quarter of 2011. The 2010 incentive compensation was significantly higher than the 2009 amount, which was paid in the first quarter of 2010.
For the nine months ended September 30, 2011, our investing activities used cash of $25.1 million as compared to $89.0 million during the nine months ended September 30, 2010, which included $82.8 million used for the RS acquisition. Proceeds from sales of investments, net of purchases, were $9.7 million during the nine months ended September 30, 2010, with no activity during the nine months ended September 30, 2011.
During the nine months ended September 30, 2010 and 2011, we capitalized $16.0 million and $25.0 million, respectively, of property and equipment. Included in property and equipment acquisitions was $4.3 million and $10.7 million for the nine months ended September 30, 2010 and 2011, respectively, of internal use software. The balance of the change was primarily due to an increase in purchases of rental equipment. The purchase of rental equipment included the activity of RS for only four months in the nine months ended September 30, 2010.
For the nine months ended September 30, 2011, our financing activities provided cash of $0.7 million as compared to $21.2 million for the nine months ended September 30, 2010. The nine months ended September 30, 2010 included proceeds from long-term debt, net of debt repayment, of $21.0 million associated with the RS acquisition.
We have a revolving line of credit arrangement with Citizens Bank of Pennsylvania in the aggregate amount of $40.0 million, with an additional $10.0 million increase option subject to bank approval. As of September 30, 2011, we had outstanding $21.0 million under our line of credit and $19.0 million remained available for us to borrow. The line has a three-year term which expires May 27, 2013 and annual interest rates based upon LIBOR plus a margin of 1.00% to 1.75% based upon a total leverage ratio and unused commitment fees of 0.10% to 0.20% based upon the same total leverage ratio. For the nine months ended September 30, 2011, the annual interest rate ranged from 1.19% to 1.51% and the unused commitment fee ranged from 0.10 to 0.15%. Financial covenants include maximum total senior funded debt to earnings before interest, income taxes, depreciation and amortization (EBITDA) of 2.0 and minimum debt service coverage ratio of 1.5. At September 30, 2011, we were in compliance with all debt covenants. Borrowings under the line of credit are secured by 65% of the capital stock in certain of our foreign subsidiaries.
In December 2010, we entered into a commitment to purchase $5.1 million of equipment from a manufacturer over a 15-month period beginning in January 2011. We expect to purchase this cardiac safety equipment in the normal course of business and thus this commitment does not represent a significant commitment above our expected routine purchases of ECG equipment during this period. As of September 30, 2011, approximately $3.3 million of equipment was purchased under the commitment; accordingly the balance of such commitment as of September 30, 2011 was $1.8 million.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Act of 2010 became law. The provisions of the Acts have not had, and are not expected to have, a significant impact on our consolidated financial statements.

We expect that existing cash and cash equivalents, cash flows from operations and amounts available under our credit facility as discussed above will be sufficient to meet our foreseeable cash needs for at least the next year. In addition, there may be acquisition and other growth opportunities that require additional external financing and we may from time to time seek to obtain additional funds from the public or private issuances of equity or debt securities. There can be no assurance that any such acquisitions will occur or that such financing will be available or available on terms acceptable to us, particularly in view of current capital market uncertainty.
Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.0 million shares remain available for purchase as of September 30, 2011. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and investments and could also require us to seek additional external financing. No shares were purchased during the nine months ended September 30, 2011 or 2010. The 7,363 additional shares added to treasury shares in the nine months ended September 30, 2011 were the result of employee tax liabilities related to restricted stock awards that were funded by the employees surrendering their rights to the respective amount of vested shares.
Inflation
We believe the effects of inflation and changing prices generally do not have a material effect on our consolidated results of operations or financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our primary financial market risks include fluctuations in interest rates and currency exchange rates.
Interest Rate Risk
Long-term debt
At September 30, 2011, our long-term debt was comprised of $21.0 million drawn under our $40.0 million credit facility with Citizens Bank of Pennsylvania. We do not manage the interest rate risk on our debt through the use of derivative instruments. Our credit facility’s interest rates may be reset due to fluctuations in the London Interbank Offered Rate (LIBOR). A hypothetical 100-basis-point change in the interest rate of our credit facilities would change our annual pre-tax earnings by $0.2 million based on our current borrowings under the credit facility.
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
Foreign Currency Risk
We operate on a global basis from locations in the United States (U.S.), the United Kingdom (UK) and Germany. All international net revenues and expenses are billed or incurred in either U.S. dollars, pounds sterling or euros. As such, we face exposure to adverse movements in the exchange rate of the pound sterling and euro. As the currency rate changes, translation of the statement of operations of our UK and German subsidiaries from the local currency to U.S. dollars affects year-to-year comparability of operating results. With the recent RS acquisition, there has been a significant increase in activity in countries outside the U.S. Our costs in Germany are subject to foreign exchange fluctuations as the majority of these costs are paid in euros. As a result, we entered into foreign exchange contracts during the nine months ended September 30, 2011 to mitigate such foreign exchange fluctuations. Contracts totaling $31.6 million settled during the nine months ended September 30, 2011 at an average price of $1.43 U.S. dollars to 1 euro. There were no contracts open at September 30, 2011. In October 2011, we entered into forward contracts to sell $4.1 million U.S. dollars and purchase euros at an average of $1.36 U.S. dollars to 1 euro. Such contracts have various maturities through December 31, 2011.
Management estimates that a 10% change in the exchange rate of the pound sterling and euro would have impacted the reported operating income for the nine months ended September 30, 2011 by approximately $1.1 million. In addition, management estimates the effect of a 10% change in the exchange rates at September 30, 2011, primarily on U.S. dollar denominated accounts receivable held by our foreign subsidiaries, would have impacted the reported foreign exchange (losses) gains for the nine months ended September 30, 2011 by approximately $0.9 million before income taxes.

Item 4.	Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company (including our consolidated subsidiaries) in the reports we file with or submit to the Securities and Exchange Commission is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 6.	Exhibits

2.1
Definitive Purchase Agreement between Blitz F10-acht-drei-fünf GmbH & Co. KG, an indirect wholly-owned subsidiary of eResearchTechnology, Inc., and CareFusion Germany 234 GmbH, an indirect wholly-owned subsidiary of CareFusion Corporation, dated April 29, 2010.

2.2
First Amendment dated May 28, 2010 to the Agreement Relating to the Sale, Purchase and Transfer of All Shares of Research Services Germany 234 GmbH between CareFusion Germany 234 GmbH and Blitz F10-acht-drei-fünf GmbH & Co. KG.

10.15	Credit Agreement dated May 27, 2010 between eResearchTechnology, Inc. and Citizens Bank of Pennsylvania.

10.16	Revolver Note dated May 27, 2010 made by eResearchTechnology, Inc. payable to the order of Citizens Bank of Pennsylvania.

10.17	Guaranty dated May 27, 2010 by ERT Tech Corporation, ERT Investment Corporation, Covance Cardiac Safety Services Inc. and eResearchTechnology, Inc. in favor of Citizens Bank of Pennsylvania.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc. (Registrant)
Date: November 7, 2011	By:	/s/ Jeffrey S. Litwin, MD
Jeffrey S. Litwin, MD
President and Chief Executive Officer (Principal executive officer)

Date: November 7, 2011	By:	/s/ Keith D. Schneck
Keith D. Schneck
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1
Definitive Purchase Agreement between Blitz F10-acht-drei-fünf GmbH & Co. KG, an indirect wholly-owned subsidiary of eResearchTechnology, Inc., and CareFusion Germany 234 GmbH, an indirect wholly-owned subsidiary of CareFusion Corporation, dated April 29, 2010.

2.2
First Amendment dated May 28, 2010 to the Agreement Relating to the Sale, Purchase and Transfer of All Shares of Research Services Germany 234 GmbH between CareFusion Germany 234 GmbH and Blitz F10-acht-drei-fünf GmbH & Co. KG.

10.15	Credit Agreement dated May 27, 2010 between eResearchTechnology, Inc. and Citizens Bank of Pennsylvania.

10.16	Revolver Note dated May 27, 2010 made by eResearchTechnology, Inc. payable to the order of Citizens Bank of Pennsylvania.

10.17	Guaranty dated May 27, 2010 by ERT Tech Corporation, ERT Investment Corporation, Covance Cardiac Safety Services Inc. and eResearchTechnology, Inc. in favor of Citizens Bank of Pennsylvania.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.