Form 10-K
period 2011-12-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2012-03-02
CIK 1026650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐        No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $370,226,190 based on the closing sale price as reported on the Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2012
Common Stock, $.01 par value per share	49,241,633 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders, to be filed with the Commission pursuant to Regulation 14A.

Cautionary Statement for Forward-Looking Information

Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to our operations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “are confident,” “estimate,” “expect,” “will be,” “will continue,” “will likely result,” “project,” “intend,” “plan,” “believe,” “look to” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions; our ability to obtain new contracts and accurately estimate net revenues, variability in size, scope and duration of projects and internal issues at the sponsoring customer; our ability to successfully integrate any future acquisitions; competitive factors in the market for our centralized services; changes in the bio-pharmaceutical and healthcare industries to which we sell our solutions; technological development; and market demand. There is no guarantee that the amounts in our backlog will ever convert to revenue. Should the economic conditions deteriorate, the cancellation rates that we have historically experienced could increase. Further information on potential factors that could affect our financial results can be found in Item 1A — “Risk Factors” as well as the other sections of this annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

General

eResearchTechnology, Inc. (ERT®), a Delaware corporation, was founded in 1977. ERT and its consolidated subsidiaries collectively are referred to as the “Company” or “we.” We are a global technology-driven provider of services and customizable medical devices primarily to biopharmaceutical organizations and, to a lesser extent, healthcare organizations. We are the market leader for centralized cardiac safety (Cardiac Safety solutions) and respiratory efficacy services (Respiratory solutions) in drug development and also collect, analyze and distribute electronic patient reported outcomes (ePRO) in multiple modalities across all phases of clinical research.

Clinical trials employ diagnostic tests to measure the effect of the drug on certain body organs and systems to determine the product’s safety and efficacy. Our technology-based services improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation and new drug, biologic and device application submissions. Our Cardiac Safety solutions include the collection, interpretation and distribution of electrocardiographic (ECG) data and images and are utilized during clinical trials in all phases of the clinical research process. Our Respiratory solutions are utilized by biopharmaceutical and healthcare organizations and CROs that are developing new compounds for the treatment of asthma, emphysema, cystic fibrosis and chronic obstructive pulmonary disease (COPD) to assess the efficacy of a drug or to evaluate compounds that have an effect on pulmonary function. Our ePRO solutions electronically capture patient self-reported data pertaining to their quality of life and is utilized by sponsors of clinical trials. In addition, we also offer site support, which includes the rental and sale of devices to support cardiac and respiratory services and ePRO, along with related supplies and logistics management.

Service Offerings

Our revenues by service solution as a percentage of total revenues were as follows:

	Year Ended December 31,
	2009	2010	2011
Net revenues:
Services	68.9%	60.8%	53.7%
Site support	28.4	39.2	46.3
EDC licenses and services	2.7	—	—

Total net revenues	100.0	100.0	100.0

Our services revenues consist primarily of our services offered under our Cardiac Safety, Respiratory and, to a lesser extent, our electronic patient reported outcomes (ePRO) solutions that we provide on a fee for services basis. We recognize the related revenues as the services are performed. We also provide consulting services on a time and materials basis and recognize revenues as we perform the services. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period. Our former electronic data capture (EDC) operations, which we sold in June 2009, are included in EDC licenses and services revenue and included license revenue, technology consulting and training services and software maintenance services.

We offer the following products and services on a global basis:

Cardiac Safety Solutions

We provide centralized cardiac safety testing which is a critical component of diagnostic testing in clinical trials. Our Cardiac Safety solutions include the collection, interpretation and distribution of ECG data and images and are utilized during clinical trials in all phases of the clinical research process. The ECG provides an electronic map of the heart’s rhythm and structure and is performed in most clinical trials. Our Cardiac Safety solutions permit assessments of the safety of therapies by documenting the occurrence of cardiac electrical change. Specific trials, such as a Thorough QTc study, focus on the cardiac safety profile of a compound. Thorough QTc studies are comprehensive studies that typically are of large volume and short duration and are recommended by the United States Food and Drug Administration (FDA) under guidance issued in 2005 by the International Committee on Harmonization (ICH E14).

The collection of cardiac safety data (primarily ECGs) can be performed using a decentralized collection method or in a centralized cardiac safety laboratory environment which we and other centralized cardiac safety laboratories provide.

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

We estimate that centralized ECG collection is used in about forty percent of ECGs collected in clinical trials, and this use is growing due to the benefits over paper based decentralized collection. The primary benefit is the creation of a higher quality of data, in part because resolution of digital data is greater than that of paper based ECGs. It is also due to the standardization of cardiologist review and the use of a common operational framework, independent third party evaluation and repeatable project management and work flow processes. We also believe that the use of centralized cardiac safety laboratories is more efficient and provides the customer with an overall lower cost. We have introduced a low-cost cardiac safety equipment solution to further incent clinical trial sponsors to transition from decentralized to centralized collection and analysis of ECGs.

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

Our Cardiac Safety solutions also include FDA XML delivery, which provides for the delivery of ECGs in a format compliant with the United States Food and Drug Administration’s XML standard for digital ECGs for submission to the FDA ECG Warehouse. We also provide ECG equipment through rental and sales to customers to perform the ECG recordings and give them means to send such recordings to us. Our portal product, MyStudy Portal™, provides sponsors and investigator sites with the ability to order supplies, gain real time reports and respond to queries via a secure web portal in lieu of less efficient means such as faxing and telephone calls.

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

The anticipated cost savings of using a highly- or fully-automated approach are subject to professional debate. The main savings anticipated from using a highly- or fully-automated approach come from a reduced number of subjects required to run the trial, due to an assumed lower variance from using highly- or fully-automated readings. However, there are published peer-reviewed articles that indicate that fully- or highly-automated approaches actually lead to increases in variance (and hence would potentially require more subjects) in some cases. The second potential area of cost-savings — the lower amount of time that cardiologists or other humans would be required to spend doing over-reads of the ECGs — is also subject to debate in that the addition of another algorithm to the entire core lab process would result in significant additional costs due to its licensing costs. We estimate that our costs related to cardiologist or other technical specialist over-reads of ECGs is less than 20% of the total costs that we incur in our processing of a cardiac safety trial. Moreover, all other procedures and processes we provide as part of our cardiac safety services product offering, as described above, would continue to be required under any alternative ECG reading methodology. Should the pharmaceuticals industry adopt a highly- or fully-automated reading methodology as a preferred method, we believe it would only be adopted in Thorough QTc trials and the smaller Phase I trials, as these trials utilize healthy patients only. In addition, the ICH E-14 guidance continues to recommend that ECGs in Thorough QTc studies be read by a few skilled readers. As a result of the factors above, we believe that any significant shift to a highly- or fully-automated reading methodology would have a limited impact on our operations or financial results.

Respiratory Solutions

Spirometry is the most commonly performed pulmonary function test (PFT) today and measures the volume and/or flow of air that can be inhaled and exhaled. Sponsors developing new compounds for the treatment of asthma, emphysema, cystic fibrosis and COPD use this non-invasive, cost effective test to assess the efficacy of a drug. Lung diseases such as asthma, COPD and emphysema decrease a patient’s air flow by narrowing or blocking the airways during exhalation. The most important parameters of spirometry are forced vital capacity (FVC) and the forced expiratory volume (FEV). The FVC is the volume delivered during maximal expiration (or “peak flow”) starting from a deep inspiration. The FEV is the volume delivered in the first second of the FVC maneuver. Peak flow is a simple, non-invasive and inexpensive method to measure the function of the airway and we provide a unique electronic peak flow meter with integrated diary for clinical trials capturing peak flow data at home.

The diffusing capacity of the lung related to carbon monoxide, which is known as DLCO, measures the extent to which oxygen passes from the air sacs of the lungs into the blood and involves measuring the partial pressure difference between inspired and expired carbon monoxide. Our centralized DLCO testing offers sponsors the advantage of being able to diagnose and treat lung disorders not found by either spirometry or chest x-ray. DLCO testing is also described as single-breath determination of carbon monoxide uptake in the lung in clinical research and is used to determine if new drugs being inhaled for pain, diabetes or multiple sclerosis may have an effect on the lung, e.g. if the diffusion of oxygen into the bloodstream is affected or not.

In the study of respiratory drugs, the validity of spirometry values is highly dependent on the cooperation of the subject, the interaction of the subject with the study coordinator and the influences of the surrounding environment. The analysis of any parameter without considering these factors could result in faulty or erroneous conclusions. We offer centralized and standardized respiratory services which enables each site to receive the exact same equipment with the same protocol specific software for the clinical trial and the electronic transfer of the data to a centralized database, where spirometry overread is performed and feedback to the sites regarding the quality of the spirometry is given.

In 1979, the American Thoracic Society (ATS) issued its first statement on the standardization of spirometry. The standards were updated in 1987 and again in 1994. In parallel, a similar initiative by the European Community for Steel and Coal, resulted in the first European standardization document in 1983. These standards were then updated in 1993 as the official statement of the European Respiratory Society (ERS). The new ATS/ERS Standardization of Spirometry 2005 document aligns the views of the ATS and ERS in an attempt to publish standards that can be applied more globally. Our medical devices pertaining to spirometry meet these standards.

We provide biopharmaceutical and healthcare organizations a “one-stop-shop” clinical evaluation for respiratory data which may also include additional testing for cardiac safety and related ePRO analysis in a fully integrated system. We have established a preferred centralized respiratory vendor status with several of the top 20 pharmaceutical companies. Our staff of medical doctors, exercise physiologists and respiratory therapists are trained and certified to over-read data from pulmonary function and cardio-pulmonary stress tests.

Electronic Patient Reported Outcomes (ePRO)

We offer electronic patient report outcomes (ePRO) solutions which refer to the electronic capture of patient self-reported data pertaining to their quality of life. ePRO solutions offer our customers higher quality data with accurate timestamps and real-time data access compared to existing practice of using paper based diaries and assessments. ePRO provides less variable and more reliable data, enabling smaller trials and better scientific conclusions.

Our ePRO solutions include both products and services for clinical trials. We manufacture devices such as handheld electronic diaries that are designed exclusively for clinical research, including our VIAPad™ eDiary handheld device which enables high resolution, remote collection, memory and automatic data transmission, and our electronic digital VIAPen™. We also provide an Interactive Voice Response (IVR) system accessible through standard telephone lines and offer device customization, worldwide logistics and our in-house global and local support to ensure comprehensive and efficient trial management. Diaries, screening, recruitment and all clinical assessments can be completed directly by the subject without requiring clinician involvement.

In December 2009, the FDA finalized “PRO Guidance for Label Claims,” which outlines the steps required to develop a PRO instrument from hypothesis of a concept or claim through data item evaluation, collection, cognitive debriefing, interpretation, revision and finalization. We believe that our devices conform to this guidance.

Increased suicidality risk with novel compounds is a growing concern. Suicidality monitoring is now a requirement in an increasing number of drug-development efforts to ensure effective drug-profiling and patient-safety monitoring. In September 2010, the FDA released Draft Guidance on Prospective Assessment of Suicidality in Clinical Trials. The guidance contains recommendations for prospectively querying for suicidality to identify patients at risk and collect complete, timely data to be completed at baseline and all subsequent visits in all psychiatric indications and neurological compounds.

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

The centralization of diagnostic services in clinical research has become increasingly important to organizations involved in the development of new drugs. Global regulators each apply their own slightly different interpretation of regulatory guidelines and, as a result, sponsors look to their vendors to provide key scientific input into the overall process. Our consulting service aids sponsors in the design of protocols and the creation and analysis of statistical plans and by providing an expert medical report which interprets the clinical findings. We are involved in all phases of clinical development from a consultancy point of view. We offer this service both as a stand-alone service and integrated with our full suite of solutions.

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

Integrated Product Offering

We offer a fully integrated set of products and services for centralized cardiac safety, respiratory, and ePRO and a single point of contact for all aspects of the electronic data collection process in clinical trials. Our technology platform also supports the integration of other devices to integrate additional key safety data to support cardiac and respiratory trials.

The protocols of many of the respiratory trials in which we participate often also require ECGs and/or Holter monitoring and ePRO solutions. Our flagship investigator site device, MasterScope® CT, is a comprehensive solution for standardized and centralized spirometry, full PFT, ECG and ePRO in clinical trials. Using customized software, this innovative system combines protocol-driven workflows (with many diagnostic applications) into a single easy-to-use clinical trial workstation. These workflows can be specially tailored for multi-center studies. We believe our customers and their users consider the availability of a fully integrated platform for respiratory, cardiac safety and ePRO to be a major advantage that has enabled us to establish a preferred centralized respiratory vendor status with several of the top 20 pharmaceutical companies.

Operations

We conduct our operations through offices in the United States (U.S.), Germany and the United Kingdom (U.K.). Our international net revenues represented approximately 24%, 57% and 65% of total net revenues for the years ended December 31, 2009, 2010 and 2011, respectively. A large portion of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology which equalizes gross margins for each relevant legal entity based upon its respective direct revenue or direct costs, as determined by the relevant revenue source. See Note 15 to our consolidated financial statements for additional information about geographic operations.

On May 28, 2010, we acquired Research Services Germany 234 GmbH (Research Services or RS). RS is comprised of the research services division of CareFusion Germany 234 GmbH and certain research operations of CareFusion Corporation. RS is the source of our Respiratory solutions business and also provides Cardiac Safety and ePRO services. In addition, RS is a manufacturer of diagnostic devices we rent or sell to customers in connection with our services. See Note 2 to our consolidated financial statements for additional disclosure on the RS acquisition.

During the latter half of 2010, we recognized the need to modify the operations work flow processes and infrastructure of our RS operations to expand capacity to support customer requirements for active and new studies. This did impact our ability to contract for new business with certain customers who required faster commencement of studies than our standard delivery time would allow and still maintain our desired level of quality. We added new staff in Germany during the fourth quarter of 2010 and into our first quarter of 2011 and continued the development of our new integrated data handling platform, EXPERT 3. The EXPERT 3 platform, the first phase of which went live in January 2012, will further expand the capacity by improving the efficiency and reducing the complexity of our processes. In 2011, we made investments to complete the integration of the RS business and strengthened our infrastructure and piloted expansion projects of our products and services into adjacent markets. During 2012, we will be updating and enhancing our medical devices, enhancing our ePRO capabilities, starting the development of a global rollout of an ERP system and making further enhancements to our EXPERT 3 platform. We believe that these investments will better position us for improved growth and profitability in 2013 and beyond.

Research and Development

Overview

As of December 31, 2011, we had 116 employees and 82 independent consultants engaged in research and development. The central approach of our research and development team is to foster a close relationship with our customers and internal users to ensure we continue to deliver industry leading capabilities across our entire suite of services. For the years ended December 31, 2009, 2010 and 2011, our research and development expenses were $3.9 million, $5.1 million and $7.4 million, respectively. Our proprietary and patented technology is designed to materially enhance the abilities of our customers and internal users to efficiently and securely capture and process clinical data, to ensure regulatory compliance and to offer scalability to support the largest of clinical studies in a timely manner. Our technology initiatives continue to focus on the dual need of enabling unique configurations to meet the varying clinical trial requirements of each of our customers and doing so in a highly automated manner. Our technology strategy centers on a corporate-wide approach to ensuring we extend our current market leadership in cardiac safety and respiratory services and capture market leadership in new areas, such as ePRO and suicidality assessments. Following the RS acquisition, we began to integrate the technology assets we acquired throughout our operations.

2011 Research and Development Initiatives

During 2011, we undertook a series of major new technology initiatives:

—

We established a globally integrated Customer Care infrastructure providing our customers with one phone number for any type of support and we provided our customer care employees with a single global system for capturing all customer care tickets;

—	We launched a new Disaster Recovery data center providing full redundancy in case of a catastrophic failure at our primary operational data center;

—	We launched a major new release of our ePRO system supporting studies with VIAPhone or VIAWeb modalities;

—	We launched a major new release of the MasterScope platform, MasterScope 32, providing enhanced user interfaces and a more efficient means to setup studies;

—

We completed the first release of EXPERT 3 in January 2012, which features a major new Protocol Designer capability and will enable the migration of our nearly 1,000 active ECG and ViaPhone based ePRO studies. Another release of EXPERT 3 will occur later in the first quarter of 2012 to support respiratory and VIAPen and VIAPad based ePRO studies;

Our Customers

We serve primarily biopharmaceutical organizations and CROs and, to a lesser extent, healthcare organizations. We have agreements that establish the overall contractual relationship between us and our customers with approximately 269 customers for active or upcoming projects. We provide our solutions to 39 of the 50 largest biopharmaceutical companies globally including all of the top 10. Novartis accounted for 18%, 28% and 19% of our consolidated net revenues in 2009, 2010 and 2011, respectively. In 2011, GlaxoSmithKline and Boehringer Ingelheim each accounted for 13% of our consolidated net revenues. No other customer accounted for 10% or more of our consolidated net revenues during these periods.

Sales and Marketing

We market and sell our solutions primarily through our global direct sales, sales support and professional services organizations. As of December 31, 2011, our business development team consisted of 54 sales, marketing and consulting professionals worldwide, which included a direct sales force of 31 sales professionals located globally.

We focus our marketing efforts on educating our target market, generating new sales opportunities and increasing awareness of our solutions. We conduct a variety of marketing programs globally, including vendor days at customers’ offices, business seminars, trade shows, public relations, industry analyst programs and advisory councils.

Our sales cycle generally begins with proactive business development within our active customer base as well as outreach to new customers identified through prospecting and marketing efforts. The sales process may include our response to a request from a sponsor or contract research organization (CRO) for a proposal to address a customer-specific research requirement. We then engage in a series of meetings, consultations, workshops, implementation reviews, final proposals and contract negotiations prior to the time when the prospective customer has any obligation to purchase our service solutions. During this process, we involve our sales, professional services and senior management personnel in a collaborative approach. Our sales cycle can vary from a few weeks to greater than one year, depending upon the scope of the clinical trial or program, the sponsor’s budgeting process, the service solutions being sold, and the final agreed-upon solution required to support the clinical trial or program.

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

Backlog

Backlog represents anticipated revenue from work not yet completed or performed under signed contracts, letters of intent or, in some cases, other written acknowledgements from the customer of awarded business. Once work commences, revenue is generally recognized over the life of the contract as services or equipment are provided. Backlog at December 31, 2010 was $302.9 million, compared to $357.4 million at December 31, 2011. Contracts included in backlog are subject to termination by our customers at any time, and our annualized cancellation rate over 2010 and 2011 has ranged from 9.7% to 24.6% of backlog. In the event of termination, we would be entitled to receive payment for all services performed up to the cancellation date, and in some instances we may be entitled to receive a cancellation penalty. The duration of the projects included in our backlog range from less than 3 months to approximately 5 years.

We cannot provide assurance that we will be able to realize all or most of the revenues included in backlog. We estimate that approximately 40% to 50% of our backlog as of December 31, 2011 will convert into revenue during the 2012 calendar year. Although backlog can provide meaningful information to our management with respect to a particular project or study and is used for operational planning, we believe that our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for any particular periods as studies may vary in duration, the scope of studies may change, which may increase or decrease their value, and studies may be terminated, reduced in scope or delayed at any time by the customer or regulatory authorities. Any of these factors, in addition to others, can affect our ability to convert our backlog into revenue and the timing of any such conversion.

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

The market for our solutions is intensely competitive, continuously evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition could result in further price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors, including centralized cardiac safety laboratories and CROs, vary in size and in the scope and breadth of the service solutions offered.

We believe that the principal competitive factors affecting our market include:

—	customer service;

—	a significant base of reference customers;

—	breadth and depth of solution, including the ability to accommodate both electronic forms and manual, paper-based research methods of data collection, management and analysis;

—	scientific expertise;

—	consulting capabilities;

—	quality and performance;

—	core technology underlying our service offerings;

—	ability to implement solutions;

—	capacity;

—	cost of services and products;

—	financial and organizational stability; and

—	ability to adapt to changing regulatory guidance.

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

To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they are granted approval, or “shonin.” The Japanese government, through the Ministry of Health, Labour and Welfare (MHLW), regulates medical devices under the Pharmaceutical Affairs Law (PAL). Oversight for medical devices is conducted with participation by the Pharmaceutical and Medical Devices Agency (PMDA), a quasi government organization performing many of the review functions for MHLW. Penalties for a company’s noncompliance with PAL could be severe, including revocation or suspension of a company’s business license and criminal sanctions. MHLW and PMDA also assess the quality management systems of the manufacturer and the product conformity to the requirements of the PAL. We are subject to inspection for compliance by these agencies.

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

The European Union Data Protection Directive regulates the processing and dissemination of personal data of individuals in the European Union. The U.S. Department of Commerce, in consultation with the European Commission, has developed a safe-harbor framework to provide a streamlined means for U.S. entities to comply with the directive. In order to rely upon the safe-harbor framework, an entity must certify (and periodically recertify) to the Department of Commerce that its data privacy policy satisfies the requirements of the safe-harbor framework regarding notice, choice regarding disclosure of personal data, restrictions on transfers of such data to third parties, rights of access to the data by affected individuals, security controls, data integrity and the adequacy of mechanisms to enforce the policy. Although it is not clear that the clinical trial data we process in providing our services to our customers is regulated by the directive, many of our customers have requested assurances that our privacy policy complies with the directive. To address these concerns, we became a signatory to the safe-harbor framework, as a result of which our privacy policy is deemed to be in compliance with the requirements of the directive.

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

Federal healthcare laws apply when we or our customers submit claims for items or services that are reimbursed under Medicare, Medicaid or other federally-funded healthcare programs. The principal federal laws include: (1) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program; (2) the Anti-Kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a Federal healthcare program; (3) the Stark law which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider; and (4) healthcare fraud statutes that prohibit false statements and improper claims to any third-party payor. There are often similar state false claims, anti-kickback and anti-self referral and insurance laws that apply to state-funded Medicaid and other healthcare programs and private third-party payors. In addition, the U.S. Foreign Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country.

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

The more significant trademarks we use include ERT®, EXPERT®, our corporate logo, Getting it Done. Right.®, CorScreen®, SpiroPro®, VIApen®, VIAphone™, VIAPad™, FlowScreen®, AsthmaMonitor™ MasterScope™ and My Study Portal™.

Employees

At December 31, 2011, we had a total of 680 employees, with 280 employees (271 full-time, 9 part-time) at our locations in the United States, 304 employees (all full-time) at our locations in Germany and 94 employees (86 full-time, 8 part-time) at our location in the U.K. We also had 2 full-time employees in Sweden. We had 418 employees performing services directly for our customers, 116 employees in research and development, 54 employees in sales and marketing and 92 employees in general and administrative functions. We supplement our work force with contract employees as necessary. We are not a party to any collective bargaining agreements covering any of our employees, nor have we ever experienced any material labor disruption. We are not aware of any current efforts or plans to unionize our employees. In Germany, our employees are represented by work councils. We consider our relationship with our employees to be good.

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

If our operating results in any future period fluctuate, we may not meet the expectations of securities analysts and investors, which would likely cause the market price of our common stock to decline. It is difficult to predict the timing or amount of our revenues because:

—	we generate a significant percentage of our revenues from a limited number of customers;

—	our sales cycles can be lengthy and variable; and

—	sponsors and CROs may unexpectedly cancel, postpone or reduce the size of clinical trials.

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

The ongoing uncertainty and volatility in the financial markets related to the U.S. budget deficit, the European sovereign debt crisis and the state of the U.S. economic recovery may adversely affect the Company’s operating results.

Global financial markets continue to experience disruptions, including increased volatility, and diminished liquidity and credit availability. In particular, developments in Europe have created uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations. This debt crisis and related European financial restructuring efforts may cause the value of the Euro to deteriorate, reducing the purchasing power of our European customers and reducing the translation of Euro based revenues into U.S. dollars. In the event that one or more countries were to replace the Euro with their legacy currency, then the Company’s sales into such countries, or Europe generally, would likely be adversely affected until stable exchange rates are established. In addition, the European crisis is contributing to instability in global credit markets. If global economic and market conditions, or economic and financial market conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying or reducing their capital expenditures, which may adversely affect our cash flows and results of operations. In addition, these conditions may affect the ability of our suppliers to provide goods and materials to us on a consistent and timely basis which may adversely affect our operations.

We may acquire or make investments in companies or technologies that could cause disruption of our business and loss of value or dilution to our stockholders.

From time to time, we evaluate potential investments in, and acquisitions of, complementary technologies, services and businesses. We have made in the past, and may make in the future, acquisitions or significant investments in other businesses. For example, we acquired Covance Cardiac Safety Services, Inc. (CCSS) and entered into a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS) in 2007 and acquired RS in 2010. Entering into an acquisition entails many risks, any of which could harm our business, including:

—

managing the risks and challenges of entering markets or types of businesses in which we have limited or no direct experience, such as the respiratory services and device manufacturing markets we entered as a result of the RS acquisition;

—	difficulties in integrating the operations, technologies, products, existing contracts and personnel of the target company and realizing the anticipated synergies of the combined businesses;

—

the price we pay, the expense that we incur or other resources that we devote may exceed the value we eventually realize or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

—	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

—	failure of a party to perform ancillary contractual obligations related to the acquisition;

—	the diversion of management’s attention from other business concerns; and

—	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products.

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

Our customer base could decline because of consolidation, and we may not be able to expand sales of our product and service solutions to new customers. Consolidation among biopharmaceutical and healthcare organizations and among CROs has continued in recent years. In addition, in times of a weakened economy, less stable companies, such as smaller biotechnology companies, may be at risk of being acquired. Our profitability will also suffer if we reduce our prices in response to competitive pressures without achieving corresponding reductions in our expenses.

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

We depend on the need for clinical trials in the area of pulmonary disease and a downturn in this specific therapeutic area could cause our revenues and profitability to decrease.

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

Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies, including agencies in Germany where our manufacturing operations are located. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. We cannot guarantee that we will be able to obtain marketing clearance for our new products, or enhancements or modifications to existing products, and if we do, such approval may:

—	take a significant amount of time,

—	require the expenditure of substantial resources,

—	involve stringent clinical and pre-clinical testing,

—	involve modifications, repairs or replacements of our products; and

—	result in limitations on the proposed uses of our products.

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

The FDA has provided guidance reinforcing the need for routine cardiac safety testing for all compounds entering the blood stream. This testing is accomplished by measuring the QT/QTc interval prolongation on an ECG. We function as an ECG core lab and have developed our EXPERT® system and processes to receive the ECGs and obtain and report these measurements. It is possible that, in the future, the FDA may recommend different approaches to measuring drug effects on the QT interval which may diminish the need for an ECG core lab. This would considerably reduce the value of our existing systems and processes and would substantially decrease our revenues and profitability. In addition, it is possible that, in the future, the FDA may recommend different approaches to pulmonary function testing which may make our current devices and processes obsolete and considerably decrease our revenues and profitability.

We have customers from whom we derive substantial revenue and therefore the loss of even a few of our customers could significantly reduce our revenues and profitability.

We have one customer that represented approximately 18%, 28% and 19% of our total revenues for the years ended December 31, 2009, 2010 and 2011, respectively. We have two other customers that each represented 13% of our total revenues for the year ended December 31, 2011. If we lose all or a material amount of our revenues from any significant customers and do not replace them with revenues from new customers, our revenues will decrease and they may not be sufficient to cover our costs. We currently derive and expect to continue to derive a significant portion of our revenues and profitability from a limited number of customers.

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

We host some of our software at third-party facilities and are dependent on the Internet to transfer this data. Consequently, the occurrence of a natural disaster, misconduct, technical or service lapses or other unanticipated problems at the facilities of our third-party providers, including Internet service providers, could result in unanticipated interruptions in our access and/or our customers’ access to their data from software hosted at these facilities. We cannot assure you that our business interruption insurance will adequately compensate our customers or us for losses that may occur. Even if covered by insurance, any failure or breach of security of our systems could damage our reputation and cause us to lose customers. Further, in the event that we fail to meet the service requirements under our agreements with our customers, whether resulting from an interruption in service caused by our technology or that of a third-party provider, we could be subject to damages, customer credits and termination of these customer contracts.

Problems with Internet security could expose customer data to the public and result in significant liability to us and could affect our ability to retain existing customers and obtain new customers.

Our software and customer data may be subject to sabotage, intentional acts of malfeasance and similar misconduct due to the nature of the Internet. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system or security failures. Since we receive and process personal information of clinical trial participants over the Internet, there is a risk that if customer data was unsecure while processed through the Internet and exposed to the public, we could be liable to a protected person under contract, standard of practice or regulatory requirement. If we fail to properly protect this personal information that is in our possession or deemed to be in our possession, we could be subjected to significant liability. Further, if we fail to protect confidential customer data as required by contractual terms between us and our customers, we could be subjected to damages and such failures could affect our ability to retain existing customers and obtain new customers.

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

If our customers experience any significant level of problems with our technology, we may become liable to those customers, we may be unable to persuade our customers to change from a manual, paper-based process and we may lose customers. The success of our product and service solutions depends on the ability to protect against:

—	medical device malfunctions;

—	software or hardware malfunctions that interrupt operation of our applications or cause loss of data integrity;

—	power loss or telecommunications failures;

—	overloaded systems;

—	human error; and

—	natural disasters.

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

Our failure to continuously offer competitive product and service solutions could cause us to lose customers and prevent us from successfully marketing our solutions to prospective customers. As a result, our revenues and profitability would likely decline. Because our business relies on technology, we are susceptible to:

—	rapid technological change;

—	changing customer needs;

—	frequent new product introductions; and

—	evolving industry standards.

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

The loss of the services of one or more of our key executives could negatively affect our ability to achieve our business goals. Our future performance will depend significantly on the continued service and performance of all of our executives. We also depend on our key technical, customer support, sales and other managerial employees. We believe that it would be costly and time consuming to find suitable replacements for our key employees.

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

We have recorded approximately $72.9 million in goodwill primarily as a result of the RS and CCSS acquisitions. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. Although we made no adjustments as a result of the impairment test as of December 31, 2011, if we determine in connection with future tests that the carrying value of goodwill may not be recoverable, we will base the measurement of any impairment on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. An impairment could result in a write-off of goodwill which would reduce our profitability in the period of the write-off.

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

Any potential intellectual property litigation also could force us to do one or more of the following:

—	stop using the challenged intellectual property or selling our product or product and service solutions that incorporate it;

—	obtain a license to use the challenged intellectual property or to sell product or service solutions that incorporate it, which could be costly or unavailable; and

—

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

A key element of our business strategy is to expand our international operations, and the RS acquisition has substantially increased our operations in Europe. We face a number of risks and expenses that are inherent in operating in foreign countries and, accordingly, our international operations may not achieve profitability consistently each year. The risks to us from our international operations include:

—	government regulations;

—	trade restrictions;

—	burdensome foreign taxes;

—	exchange rate controls and currency exchange rate fluctuations;

—	political and economic instability;

—	varying technology standards; and

—	difficulties in staffing and managing foreign operations.

We are subject to a variety of government regulations in the countries where we market our product and service solutions. We currently operate in the U.K. and Germany through foreign subsidiaries and may operate in the future in other countries through additional foreign subsidiaries. If we form foreign subsidiaries outside of the U.K. and Germany, we may need to withhold taxes on earnings or other payments they distribute to us. Generally, we can claim a foreign tax credit against our federal income tax expense for these taxes. However, the United States tax laws have a number of limitations on our ability to claim that credit or to use any foreign tax losses, which could result in higher payment by us of taxes in the United States. We may also need to include our share of our foreign subsidiaries’ earnings in our income even if the subsidiaries do not distribute money to us. As a result, less cash would be available to us in the United States.

Our global operations may involve transactions in a variety of currencies. Fluctuations in currency exchange rates could reduce our reported revenues or increase our reported expenses. We currently do not utilize hedging instruments. We enter into foreign exchange contracts to mitigate such foreign exchange fluctuations. These contracts are not designated as hedging instruments and changes in fair value are immediately recognized into earnings in the line item foreign exchange gain (losses). As of December 31, 2011, there were no contracts remaining.

The agreements that we sign with customers outside the United States may be governed by the laws of the countries where we provide our product and service solutions. We may also need to resolve any disputes under these agreements in the courts or other dispute resolution forums in those countries. This could be expensive or could distract management’s attention away from our core business.

Our revenue and earnings are exposed to foreign exchange rate fluctuations, which has substantially affected our operating results.

We conduct a significant portion of our operations in foreign countries. Because our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates could have and have had a significant effect on our operating results.

While a majority of the 2011 revenue of our foreign operations are denominated in U.S. dollars, foreign revenue will increase in 2012 and most of the expenses of our foreign operations are generally denominated in local currencies, primarily the pound sterling and the euro, and are translated into U.S. dollars for financial reporting purposes. Accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of foreign results into U.S. dollars for purposes of reporting our consolidated results.

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

Our quarterly effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have a material adverse effect on our net income and earnings per share. Factors that affect the effective income tax rate include, but are not limited to:

—	the possibility that an income tax benefit may not be realized with respect to losses in certain jurisdictions as a result of historical losses or local tax laws;

—	actual and projected full year pretax income;

—	transfer pricing;

—	changes in tax laws in various taxing jurisdictions;

—	audits by taxing authorities; and

—	the establishment of valuation allowances against deferred tax assets if it is determined that it is more likely than not that future tax benefits will not be realized.

Any potential changes in either the U.S., U.K. or German tax law could cause fluctuations in our effective income tax rate that could cause fluctuations in our earnings and earnings per share, which can affect our stock price.

Our existing credit facility contains covenants that limit our flexibility and prevent us from taking certain actions.

The agreement in connection with our credit facility requires us to maintain a maximum senior leverage ratio of 2.0 to 1.0 and a minimum debt service coverage ratio of 1.5 to 1.0. The agreement contains other customary affirmative and negative covenants including, but not limited to, limitations upon our ability to:

—	incur liens or indebtedness;

—	merge, consolidate or dispose of assets;

—	make loans or investments;

—	pay dividends or other distributions;

—	engage in certain transactions with affiliates; and

—	change our business or amend our organizational documents.

The agreement contains events of default customary for facilities of this type including, but not limited to:

—	nonpayment of principal, interest, fees or other amounts when due;

—	breach of any representations or warranties;

—	breach of any affirmative or negative covenants, subject to any applicable cure periods;

—	default in respect of any indebtedness of us or any of our subsidiaries in an amount in excess of $1.0 million;

—	bankruptcy, insolvency or similar events involving us or any of our subsidiaries;

—	entry of a judgment against us or any of our subsidiaries of at least $750,000;

—	a change of control;

—	certain adverse events under our ERISA plans or those of our subsidiaries; and

—	the occurrence of any event that has or could reasonably be expected to have a material adverse effect as defined in the agreement.

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

Market prices for securities of software, technology and health care companies have been volatile. The trading price of our common stock has fluctuated significantly and may continue to do so. Accordingly, the trading price for our common stock at any particular time may not be indicative of future trading prices and we may be unable to sustain or increase the value of an investment in our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

—	changes in estimates of our financial results or recommendations by securities analysts;

—	financial results that are below estimate of such results;

—	changes in general economic, industry and market conditions;

—	sales or transfers of large blocks of stock by existing investors;

—	investors’ general perception of us;

—	period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

—	changes in market valuations of similar companies;

—	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

—	future issuances of securities or the incurrence of debt by us, or other changes in our capital structure;

—	success of competitive products and technologies;

—	the failure of any of our software products, services and hosted solutions to achieve or maintain commercial success;

—	regulatory developments in the United States and foreign countries;

—	changes in industry analyst recommendations;

—	additions or departures of key personnel; and

—	litigation involving our company or our general industry or both.

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

Some stockholders may acquire or own large blocks of shares of our outstanding common stock. Some existing stockholders many need to liquidate our common stock in order to meet certain requirements of the funds which hold the shares. We cannot predict the effect that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock, if any. If our stockholders, and particularly our directors and officers, sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located at 1818 Market Street, Philadelphia, Pennsylvania, where we lease approximately 61,000 square feet. Our lease expires in October 2019. We lease approximately 45,000 square feet of office and warehouse space in Höchberg, Germany, which expires in December 2012 and 35,000 square feet of office space in Würzburg, Germany, which expires in August, 2013. In February 2012, we executed a lease to move our German offices and warehouse space to a new facility in Estenfeld, Germany. The facility will shortly be under construction and we anticipate moving in the first quarter of 2013. The new lease provides for the rental of approximately 90,000 square feet, compared to the approximately 80,000 square feet in our current German locations. For more details on the lease, see the discussion under “Liquidity and Capital Resources.” We also lease approximately 19,000 square feet of office space in Bridgewater, New Jersey, under a sublease which expires January 2013 and a direct lease which will begin in February 2013 and will expire in January 2021. This replaced a lease of approximately 31,000 square feet which expired in January 2011. We lease approximately 18,000 square feet of office space in Peterborough, U.K., which expires in June 2013. We believe that these facilities are adequate for our current and reasonably foreseeable operations and that we will be able to locate comparable space in these markets on terms acceptable to us if our business grows more rapidly than we currently anticipate.

We also lease approximately 51,000 square feet in Reno, Nevada, which expires in November 2013. We vacated the Reno location in September 2008 and we are seeking to sublease the property. We share the payment obligations on the Reno lease equally with Covance until November 28, 2012, to the extent such obligations are not covered by a new tenant, after which we will be solely responsible for all payment obligations until the lease expires.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

SPECIAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

Officers are elected by the Board of Directors and serve at the pleasure of the Board. Our executive officers are as follows:

Name	Age	Position
Jeffrey S. Litwin, MD	53	President, Chief Executive Officer and a Director
Keith D. Schneck	56	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
John M. Blakeley	44	Executive Vice President and Chief Commercial Officer
Thomas P. Devine	59	Executive Vice President and Chief Information Officer
Amy Furlong	39	Executive Vice President and Chief Operations Officer
Joel Morganroth, MD	66	Executive Vice President, Chief Scientific Officer and a Director
Achim Schuelke	50	Executive Vice President and Chief Technology Officer

Dr. Litwin has served on our board of directors and as our President and Chief Executive Officer since May 2011. Dr. Litwin is a cardiologist and previously served as our Executive Vice President and Chief Medical Officer from December 2005 to April 2011. He served as our Senior Vice President and Chief Medical Officer from July 2000 until December 2005. Dr. Litwin serves on the DIA Annual Meeting planning committee, the Applied Clinical Trials Editorial Board, and the Board of Directors of the Metrics Champion Consortium.

Mr. Schneck has been our Executive Vice President, Chief Financial Officer, Secretary and Treasurer since July 2008. Prior to joining us, Mr. Schneck worked as a financial and operational consultant for various firms from December 2007 to July 2008. From April 2003 until December 2007, Mr. Schneck served as the Executive Vice President and Chief Financial Officer of Neoware, Inc. Mr. Schneck is a certified public accountant.

Mr. Blakeley has been our Executive Vice President and Chief Commercial Officer since October 2010. Mr. Blakeley served as Executive Vice President, Sales and Marketing from February 2008 to October 2010 and as our Senior Vice President, International Operations and Sales from September 2006 to February 2008. He served as our Group Vice President, International Business Development from January 2005 to August 2006 and as our Director of Business Development from May 2002 to December 2004. Prior to joining ERT, Mr. Blakeley was Managing Director of a medical devices specialist.

Mr. Devine has been our Executive Vice President and Chief Information Officer since October 2010. Mr. Devine served as our Executive Vice President and Chief Development Officer from December 2005 to October 2010 and as our Senior Vice President and Chief Development Officer from April 2003 until December 2005. From August 2002 to April 2003, Mr. Devine was our Vice President of Research and Development. Prior to joining us, Mr. Devine was Chief Technology Officer for an electronic commerce company.

Ms. Furlong has been our Executive Vice President and Chief Operations Officer since October 2010. Ms. Furlong served as our Executive Vice President, Cardiac Safety Operations from December 2005 to October 2010 and as our Senior Vice President, Regulatory Compliance from January 2004 until December 2005. From February 2001 to January 2004, Ms. Furlong served as our Vice President, Regulatory Compliance.

Dr. Morganroth has served as a member of our Board of Directors since 1997 and as our Chief Scientific Officer since April 2006. He previously served as the Chairman of our Board of Directors from 1999 to April 2011 and interim President and Chief Executive Officer from December 2010 to April 2011. Dr. Morganroth also served as our Chief Scientist from March 2001 to December 2005 and our Chief Executive Officer from 1993 to March 2001. In addition, Dr. Morganroth has consulted for us since 1977. Dr. Morganroth is a globally recognized cardiologist and clinical researcher who served for over ten years as a Medical Review Officer/Expert for the U.S. Food and Drug Administration.

Mr. Schuelke has been our Executive Vice President and Chief Technology Officer since October 2010. Mr. Schuelke joined us in May 2010 following our acquisition of RS and held the position of Vice President until October 2010. Prior to joining us, Mr. Schuelke held various leadership positions in healthcare technology within CareFusion Corporation, including Vice President of CareFusion from September 2009 until May 2010, Vice President of Cardinal Health from July 2008 to September 2009 and Vice President of VIASYS Healthcare from 2001 to 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ERT.” Below is the range of high and low sales prices for the common stock for the following quarters as quoted on the Nasdaq Global Select Market.

Calendar Period	High	Low
2010
First Quarter	$6.93	$5.34
Second Quarter	8.73	6.37
Third Quarter	8.95	6.42
Fourth Quarter	8.59	5.36
2011
First Quarter	$7.60	$5.91
Second Quarter	6.98	5.43
Third Quarter	6.95	4.25
Fourth Quarter	5.55	3.86

We have never declared or paid any cash dividend on our common stock. We do not anticipate paying any cash dividends in the foreseeable future because we intend to retain our current cash and future earnings for the development and expansion of our business and for the repurchase of common stock under our stock buy-back program.

As of February 17, 2012, there were 45 record holders of our common stock.

Stockholder Return Performance Graph

The following graph compares the cumulative total stockholder return on our common stock against the cumulative total return on the Nasdaq Composite Index and the Nasdaq Health Services Index for the period commencing December 31, 2006 and ending December 31, 2011. The graph assumes that at the beginning of the period indicated, $100 was invested in our common stock and the stock of the companies comprising the Nasdaq Composite Index and the Nasdaq Health Services Index, and that all dividends, if any, were reinvested.

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

Consolidated Statements of Operations Data (in thousands, except per share data)

	Year Ended December 31,
	2007	2008	2009	2010	2011
Net revenues:
Services	$55,309	$96,567	$64,655	$85,718	$99,289
Site support	28,042	30,679	26,667	55,274	85,633
EDC licenses and services	3,017	5,894	2,501	—	—

Total net revenues	86,368	133,140	93,823	140,992	184,922

Costs of revenues:
Cost of services	25,431	38,609	29,886	43,403	56,063
Cost of site support	18,821	18,445	13,544	30,212	53,056
Cost of EDC licenses and services	286	1,843	863	—	—

Total costs of revenues	44,538	58,897	44,293	73,615	109,119

Gross margin	41,830	74,243	49,530	67,377	75,803

Operating expenses:
Selling and marketing	11,051	13,273	12,905	16,064	17,888
General and administrative	14,668	18,181	14,859	30,607	31,011
Research and development	4,146	4,394	3,853	5,089	7,397

Total operating expenses	29,865	35,848	31,617	51,760	56,296

Operating income	11,965	38,395	17,913	15,617	19,507
Foreign exchange (losses) gains	(154)	832	(618)	(956)	171
Other income (expense), net	1,404	898	183	(239)	(1,256)

Income before income taxes	13,215	40,125	17,478	14,422	18,422
Income tax provision	4,905	15,123	6,791	4,551	4,694

Net income	$8,310	$25,002	$10,687	$9,871	$13,728

Basic net income per share	$0.17	$0.49	$0.22	$0.20	$0.28
Diluted net income per share	$0.16	$0.48	$0.22	$0.20	$0.28

Consolidated Balance Sheet Data (in thousands)

	December 31,
	2007	2008	2009	2010	2011
Cash, cash equivalents and short-term investments	$46,879	$66,426	$78,761	$30,393	$38,978
Working capital	45,594	75,289	82,950	47,819	64,017
Total assets	147,696	169,122	164,861	214,835	240,368
Long-term debt	—	—	—	21,000	21,000
Total stockholders’ equity	113,512	137,428	137,672	150,655	169,677

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Clinical trials employ diagnostic tests to measure the effect of a drug or device on certain body organs and systems to determine the product’s safety and efficacy. Our technology-based services are utilized by biopharmaceutical and healthcare organizations and CROs to improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation and new drug, biologic and device application submissions. Our Cardiac Safety solutions include the centralized collection, interpretation and distribution of electrocardiographic (ECG) data and images and are utilized during clinical trials in all phases of the clinical research process. Customers use our centralized Respiratory solutions when they are developing new compounds for the treatment of asthma, emphysema, cystic fibrosis and chronic obstructive pulmonary disease (COPD) in order to assess the efficacy of a drug or to evaluate compounds that have an effect on pulmonary function. We also offer ePRO solutions along with proprietary clinical assessments to enable customers to efficiently collect and analyze patient-reported feedback during a clinical trial. In addition, we offer site support, which includes the rental and sale of devices to support Cardiac Safety, Respiratory, and ePRO services along with related supplies and logistics management.

On May 28, 2010, we acquired Research Services Germany 234 GmbH (Research Services or RS). RS is comprised of the research services division of CareFusion Germany 234 GmbH and certain research operations of CareFusion Corporation. RS is the source of our Respiratory solutions business and also provides Cardiac Safety and ePRO services. In addition, RS is a manufacturer of diagnostic devices we rent or sell to customers in connection with our services. We paid $82.7 million for RS. The acquisition and related transaction costs were financed from our existing cash and a portion of the $23.0 million drawn from our $40.0 million revolving credit facility through Citizens Bank of Pennsylvania. The RS operations have been included in our financial results from the acquisition date of May 28, 2010. As such, only seven months of RS operations were included in our results for the year ended December 31, 2010.

Service Offerings

Our revenues by service solution as a percentage of total revenues were as follows:

	Year Ended December 31,
	2009	2010	2011
Net revenues:
Services	68.9%	60.8%	53.7%
Site support	28.4	39.2	46.3
EDC licenses and services	2.7	—	—

Total net revenues	100.0	100.0	100.0

Our services revenues consist primarily of our services offered under our Cardiac Safety, Respiratory and, to a lesser extent, our ePRO solutions that we provide on a fee for services basis. We recognize the related revenues as the services are performed. We also provide consulting services on a time and materials basis and recognize revenues as we perform the services. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period.

We provide biopharmaceutical and healthcare organizations a fully integrated solution for clinical services in connection with respiratory trials, including Respiratory efficacy services and devices, centralized Cardiac Safety and related ePRO services and devices in a fully integrated solution, plus a single point of contact for all aspects of the electronic data collection process in clinical trials. Our technology platform also supports the integration of other devices to integrate additional key safety data to support cardiac, respiratory and other trials.

The protocols of many of the respiratory trials in which we participate often also require ECGs and/or Holter monitoring and ePRO solutions. Our flagship investigator site device, MasterScope® CT, is a comprehensive solution for standardized and centralized spirometry, full PFT, ECG and ePRO in clinical trials. Using customized software, this innovative system combines protocol-driven workflows (with many diagnostic applications) into a single easy-to-use clinical trial workstation. These workflows can be specially tailored for multi-center studies. We believe our customers and their users consider the availability of a fully integrated platform for respiratory, cardiac safety and ePRO to be a major advantage that has enabled us to establish a preferred centralized respiratory vendor status with several of the top 20 pharmaceutical companies.

Results of Operations

Executive Overview

Net revenues were $141.0 million in 2010 as compared to $184.9 million in 2011, an increase of $43.9 million or 31.2%. This increase was primarily due to the acquisition of RS, which contributed $47.2 million of revenues during 2010 after the May 2010 acquisition date and $87.9 million for the full year 2011. Revenues from our legacy business, which primarily includes our cardiac safety business, grew $3.2 million, or 3.4%, primarily due to increased demand for our Thorough QTc cardiac safety product offering. Our legacy business experienced revenues of $27.7 million in the fourth quarter of 2011, its highest quarterly level since the fourth quarter of 2008. New bookings were $212.2 million for the year ended December 31, 2010 as compared to a record $303.5 million for the year ended December 31, 2011, and backlog was $357.4 million as of December 31, 2011.

Gross margin percentage was 47.8% in 2010 compared to 41.0% in 2011. Gross margin percentage in 2011 was impacted by the full year results of RS. The RS operations have historically generated a lower margin than our legacy business due to their higher proportion of lower margin site related revenue, higher services costs due to the more labor intensive delivery and the overall impact of integration expenses. Gross margin was also negatively impacted in both years by amortization of acquired intangible assets directly related to the RS acquisition, which totaled $5.6 million and $7.6 million in 2010 and 2011, respectively.

Operating expenses were $51.8 million in 2010 as compared to $56.3 million for 2011, an increase of $4.5 million or 8.8%. Operating expenses for 2010 included $5.9 million of costs associated with acquisition and other related costs, which included a $0.6 million payment to our Chief Executive Officer upon his retirement in 2010. In 2011, operating expenses included $0.3 million of costs associated with the acquisition and other related costs. In 2011, other income (expense), net included a provision of $0.7 million to recognize an other-than-temporary impairment of marketable securities that we received as part of our 2009 sale of the EDC business.

Our effective income tax rate for 2010 was 31.6% as compared to 25.5% in 2011, with the reduction due to a greater proportion of income being generated from lower tax rate countries, primarily from Germany, and from internal structural changes which had the benefit of lowering our U.S. income tax rate.

Net income for 2010 was $9.9 million, or $0.20 per diluted share, compared to $13.7 million, or $0.28 per diluted share, in 2011.

During the latter half of 2010, we recognized the need to modify the RS operations work flow processes and infrastructure to expand capacity to support customer requirements for active and new studies. We added new staff in Germany during the fourth quarter of 2010 and into our first quarter of 2011 to expand our capacity to handle new business and we continued the development during 2011 of our new integrated data handling platform, EXPERT 3. The EXPERT 3 platform will further expand the RS capacity by improving the efficiency and reducing the complexity of our processes. We began utilizing the EXPERT 3 system for new studies in the first quarter of 2012. We believe that these investments will better position us for improved growth and profitability in 2013 and beyond.

The following table presents certain financial data as a percentage of total net revenues (except for the gross margin for each product line which is a percentage of that product line’s revenue):

	Year Ended December 31,
	2009	2010	2011
Net revenues:
Services	68.9%	60.8%	53.7%
Site support	28.4%	39.2%	46.3%
EDC licenses and services	2.7%	0.0%	0.0%

Total net revenues	100.0%	100.0%	100.0%

Costs of revenues:
Cost of services	31.9%	30.8%	30.3%
Cost of site support	14.4%	21.4%	28.7%
Cost of EDC licenses and services	0.9%	0.0%	0.0%

Total costs of revenues	47.2%	52.2%	59.0%

Gross margin:
Gross margin services	53.8%	49.4%	43.5%
Gross margin site support	49.2%	45.3%	38.0%
Gross margin EDC licenses and services	65.5%	N/A	N/A

Total gross margin	52.8%	47.8%	41.0%

Operating expenses:
Selling and marketing	13.8%	11.4%	9.7%
General and administrative	15.8%	21.7%	16.8%
Research and development	4.1%	3.6%	4.0%

Total operating expenses	33.7%	36.7%	30.4%

Operating income	19.1%	11.1%	10.6%
Foreign exchange (losses) gains	(0.7)%	(0.7)%	0.1%
Other income (expense), net	0.2%	(0.3)%	(0.7)%

Income before income taxes	18.6%	10.2%	10.0%
Income tax provision	7.2%	3.2%	2.6%

Net income	11.4%	7.0%	7.4%

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2011

The following table presents statements of operations data with product line detail (dollars in thousands):

	Year Ended December 31,
	2010	2011	Increase (Decrease)
Services:
Net revenues	$85,718	$99,289	$13,571	15.8%
Costs of revenues	43,403	56,063	12,660	29.2%

Gross margin	$42,315	$43,226	$911	2.2%

Site support:
Net revenues	$55,274	$85,633	$30,359	54.9%
Costs of revenues	30,212	53,056	22,844	75.6%

Gross margin	$25,062	$32,577	$7,515	30.0%

Total
Net revenues	$140,992	$184,922	$43,930	31.2%
Costs of revenues	73,615	109,119	35,504	48.2%

Gross margin	67,377	75,803	8,426	12.5%

Operating expenses:
Selling and marketing	16,064	17,888	1,824	11.4%
General and administrative	30,607	31,011	404	1.3%
Research and development	5,089	7,397	2,308	45.4%

Total operating expenses	51,760	56,296	4,536	8.8%

Operating income	15,617	19,507	3,890	24.9%
Foreign exchange (losses) gains	(956)	171	1,127	N.M.
Other expense , net	(239)	(1,256)	(1,017)	425.5%

Income before income taxes	14,422	18,422	4,000	27.7%
Income tax provision	4,551	4,694	143	3.1%

Net income	$9,871	$13,728	$3,857	39.1%

N.M. Not meaningful

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Year Ended December 31,		Increase (Decrease)
	2010	2011
Costs of revenues:
Cost of services	50.6%	56.5%	5.9%
Cost of site support	54.7%	62.0%	7.3%
Total costs of revenues	52.2%	59.0%	6.8%
Operating expenses:
Selling and marketing	11.4%	9.7%	(1.7)%
General and administrative	21.7%	16.8%	(4.9)%
Research and development	3.6%	4.0%	0.4%
Total operating expenses	36.7%	30.4%	(6.3)%

Revenues

Revenues from RS operations were $47.2 million for the post-acquisition seven months ended December 31, 2010 as compared to $87.9 million in 2011. RS operations had revenues of $28.3 million for the first five months of 2010 prior to the acquisition. Annual RS revenue increased $12.4 million or 16.4% as compared to 2010 pro-forma amounts due to an increase in demand for respiratory services and an expansion of the internal capacity to handle new business.

Services revenues included $21.1 million and $33.0 million for the years ended December 31, 2010 and 2011, respectively, from the operations of RS. Apart from the impact of RS, services revenues increased $1.7 million in the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to a $1.8 million increase in ECG transactions and corresponding project management fees as well as a $0.3 million increase in Cardiac Safety consulting revenue. Partially offsetting these increases was a decrease in study reporting revenue and a small decrease in average ECG revenue per transaction.

Site support revenues included $26.0 million and $54.9 million for the years ended December 31, 2010 and 2011, respectively, from the operations of RS. Apart from the impact of RS, site support revenues increased approximately $1.5 million in the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was due to additional Cardiac Safety equipment rented along with related supplies and freight, partially offset by a decrease in the average rental revenue per unit.

Costs of Revenues

The cost of services revenues included $14.1 million and $25.6 million for the years ended December 31, 2010 and 2011, respectively, from the operations of RS. RS cost of services as a percentage of RS services revenue was 66.8% in 2010 and 77.6% in 2011. The higher percentage in 2011 was largely due to higher labor costs for study setup, customization, and other operations. We intentionally incurred these costs in order to deliver against aggressive study timelines for key strategic customers in our Respiratory and ePRO business lines. Apart from the impact of RS, the cost of services revenues increased $1.2 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase, both in absolute terms and as a percentage of services revenues, was due to a $0.9 million increase in labor costs associated with additional headcount, a $0.4 million increase in consulting costs related to Cardiac Safety consulting revenue and ePRO translation services and $0.3 million increase in depreciation associated with new ePRO functionality for our EXPERT technology platform. These increases were partially offset by decreases in several areas including incentive compensation and amortization.

The cost of site support revenues included $17.4 million and $39.1 million for the years ended December 31, 2010 and 2011, respectively, from the operations of RS. RS cost of site support revenue as a percentage of RS site support revenue was 66.9% in 2010 and 71.2% in 2011. The higher percentage in 2011 was largely due to costs for freight and other pass-through items, which have little or no margins on the associated revenue, negative manufacturing variances and increased manufacturing activity. Apart from the impact of RS, there was a $1.5 million increase in the cost of site support for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase, both in absolute terms and as a percentage of site support revenues, was primarily due to a $0.7 million increase in labor that was largely a result of a change in the classification of the costs associated with the customer support center to report these as additional costs of site support in 2010 to better align costs with related revenue. Also contributing to the increase was a $0.6 million increase in depreciation resulting from purchases of rental equipment and the implementation of a new logistics management system and $0.3 million of additional freight.

Operating Expenses

Selling and marketing expenses included $1.9 million and $3.3 million for the years ended December 31, 2010 and 2011, respectively, from the operations of RS. RS selling and marketing expense as a percentage of RS total revenue was 4.0% in 2010 and 3.8% in 2011. The lower percentage in 2011 reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue. Apart from the impact of RS, selling and marketing expenses increased $0.4 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily due to an increase in commissions as a result of an increase in the number of staff qualifying for additional commissions as well as the impact of a significant increase in ePRO bookings and an increase in labor due to additional staff. Excluding the impact of RS, the small decrease in selling and marketing expenses as a percentage of total net revenues reflects the fact that some of the costs do not necessarily change in direct relation with changes in revenue.

General and administrative expenses included $6.8 million and $10.5 million for the years ended December 31, 2010 and 2011, respectively, from the operations of RS. RS general and administrative expense as a percentage of RS total revenue was 14.4% in 2010 and 11.9% in 2011. The higher percentage in 2010 was largely due to labor and severance for a former employee who was terminated in 2010. Apart from the impact of RS, general and administrative expenses decreased $3.3 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This decrease, both in absolute terms and as a percentage of total revenues, was due primarily to $4.1 million of professional fees related to our acquisition of RS in 2010, for which there was no corresponding expense in 2011. Additionally, in 2010, we added $0.6 million to the reserve for losses on the lease of our Reno, Nevada facility. There was also a decrease in office rent of $0.7 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to the new facility in Bridgewater, NJ. Partially offsetting these decreases was a $0.7 million increase in labor costs resulting from a reduction in the capitalized labor for IT staff who worked on development projects in 2010 but not in 2011, an increase in 401(k) company matches due to the increase in incentive compensation payments in 2011, and the impact of salary merit increases. Other expense increases included $0.5 million for professional fees not related to the RS acquisition compared to 2010, $0.5 million of depreciation related to computer equipment and internal-use software that went into production in 2011 and $0.2 million for software licenses.

Research and development expenses included $1.5 million and $3.8 million for the years ended December 31, 2010 and 2011, respectively, from the operations of RS. Research and development expense as a percentage of RS total revenue was 3.2% in 2010 and 4.3% in 2011. The higher percentage in 2011 was largely due to more routine systems maintenance and product development work in 2011 as compared to 2010. Apart from the impact of RS, research and development expenses, both in absolute terms and as a percentage of total net revenues, were essentially unchanged.

Foreign exchange moved from a loss of $1.0 million for the year ended December 31, 2010 to a gain of $0.2 million for the year ended December 31, 2011, primarily due to the movement in the exchange rate between the euro and U.S. dollar that impacts our operations in Germany, particularly accounts receivable denominated in U.S. dollars, as well as movement in the exchange rate between the U.K. pound and U.S. dollar that impacts our operations in the U.K., particularly accounts receivable denominated in U.S. dollars. We entered into forward contracts to sell $35.7 million U.S. dollars and purchase euros at an average price of $1.42 U.S. dollars to 1 euro during the year ended December 31, 2011. The related losses were insignificant.

Other income (expense), net, changed as we recognized an other-than-temporary impairment loss of $0.7 million on our investment in marketable securities in 2011 and we incurred a full year of interest expense and commitment fees under our credit facility in 2011, while 2010 included only seven months of interest expense.

Our effective tax rate for the year ended December 31, 2010 was 31.6% compared to 25.5% for the year ended December 31, 2011. Our effective income tax rate for the year ended December 31, 2011 benefited from the lower tax rates applicable to the RS operations in Germany, organizational restructuring activities undertaken during the latter half of 2010, a $0.2 million reversal of the reserve for unrecognized tax benefits during the year ended December 31, 2011 as a result of the conclusion of the examination of our 2006 and 2007 U.K. income tax returns, and a reduction in the corporate tax rate in the U.K.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2010

The following table presents statements of operations data with product line detail (dollars in thousands):

	Year Ended December 31,
	2009	2010	Increase (Decrease)
Services:
Net revenues	$64,655	$85,718	$21,063	32.6%
Costs of revenues	29,886	43,403	13,517	45.2%

Gross margin	$34,769	$42,315	$7,546	21.7%

Site support:
Net revenues	$26,667	$55,274	$28,607	107.3%
Costs of revenues	13,544	30,212	16,668	123.1%

Gross margin	$13,123	$25,062	$11,939	91.0%

EDC licenses and services
Net revenues	$2,501	$—	$(2,501)	(100.0)%
Costs of revenues	863	—	(863)	(100.0)%

Gross margin	$1,638	$—	$(1,638)	(100.0)%

Total
Net revenues	$93,823	$140,992	$47,169	50.3%
Costs of revenues	44,293	73,615	29,322	66.2%

Gross margin	49,530	67,377	17,847	36.0%

Operating expenses:
Selling and marketing	12,905	16,064	3,159	24.5%
General and administrative	14,859	30,607	15,748	106.0%
Research and development	3,853	5,089	1,236	32.1%

Total operating expenses	31,617	51,760	20,143	63.7%

Operating income	17,913	15,617	(2,296)	(12.8)%
Foreign exchange gains (losses)	(618)	(956)	(338)	54.7%
Other income, net	183	(239)	(422)	N.M.

Income before income taxes	17,478	14,422	(3,056)	(17.5)%
Income tax provision	6,791	4,551	(2,240)	(33.0)%

Net income	$10,687	$9,871	$(816)	(7.6)%

N.M. Not meaningful

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Year Ended December 31,		Increase (Decrease)
	2009	2010
Costs of revenues:
Cost of services	46.2%	50.6%	4.4%
Cost of site support	50.8%	54.7%	3.9%
Cost of EDC licenses and services	34.5%	N.M.	N.M.
Total costs of revenues	47.2%	52.2%	5.0%
Operating expenses:
Selling and marketing	13.8%	11.4%	(2.4)%
General and administrative	15.8%	21.7%	5.9%
Research and development	4.1%	3.6%	(0.5)%
Total operating expenses	33.7%	36.7%	3.0%

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

Foreign exchange losses increased primarily due to the movement in the exchange rate between the euro, British pound sterling and U.S. dollar that impacts our operations in Germany and in the U.K.

Other income (expense), net, changed as we incurred interest expense on advances under our line of credit in 2010 that we used to purchase RS and to fund related acquisition expenses and working capital needs, while 2009 included a small amount of interest income on our cash balance, a substantial portion of which we used to purchase RS.

Our effective tax rate for the year ended December 31, 2009 was 38.9% compared to 31.6% for the year ended December 31, 2010. Through September 30, 2009, we calculated our transfer pricing for Cardiac Safety services using a profit split methodology based on cost. Subsequent to September 30, 2009, the profit split transfer pricing methodology was modified for Cardiac Safety services to allocate costs based on revenue instead of allocating revenue based on costs. Our effective tax rate for the year ended December 31, 2010 included the impact of the RS acquisition, which operates primarily in Germany which has a lower tax rate than our historic effective tax rate. However, acquisition costs are not deductible for tax purposes which increased the effective tax rate for the year ended December 31, 2010 by approximately nine percentage points. Additionally, as of July 1, 2010, we reorganized our operations in the United States to align our corporate structure along departmental business lines which has reduced our effective tax rate. The effective tax rate for the year ended December 31, 2010 also includes the impact of U.K. research and development credits for 2008 and 2009 not previously claimed and a reserve for a U.K. tax audit.

Liquidity and Capital Resources

At December 31, 2011, we had $39.0 million of cash, cash equivalents and short-term investments, primarily invested in money market funds and commercial bank accounts. Of the $39.0 million, $14.9 million and $9.1 million was held by our U.K. and German subsidiaries, respectively. Although a portion of our U.K. subsidiary’s and all of our German subsidiary’s current undistributed net earnings, as well as any future net earnings of our U.K. and German subsidiaries, will be permanently reinvested, we believe that this does not have a material impact on our overall liquidity.

For the year ended December 31, 2010, our operations provided cash of $35.9 million as compared to $42.5 million during the year ended December 31, 2011, an increase of $6.6 million compared. The increase was primarily the result of a $10.3 million increase for the year ended December 31, 2011 as compared to the year ended December 31, 2010 in net income before depreciation and amortization. Additionally, changes in deferred income taxes and deferred revenue had a positive impact on cash of $3.4 million and $1.9 million, respectively, in 2011 and a negative impact on cash of $0.7 million and $0.4 million, respectively, in 2010. A number of items partially offset this increase, primarily decreases in the impact of accounts payable and accrued expenses. There was a $4.1 million and an $8.1 million increase in accounts payable and accrued expenses, respectively, in 2010 and a $0.1 decrease and $0.6 million increase, respectively in 2011. The increases in 2010 were largely due to the addition of RS. While inventory increased $4.2 million at December 31, 2011 as compared to December 31, 2010, only $1.9 million of the change resulted in a negative cash impact. The remainder of the inventory increase was primarily related to non-cash transfers from rental equipment into inventory for decommissioned device components.

For the year ended December 31, 2010, our investing activities used cash of $94.8 million, which included $82.8 million used for the RS acquisition, as compared to $33.8 million during the year ended December 31, 2011. Proceeds from sales of investments, net of purchases, were $9.7 million during the year ended December 31, 2010, with no activity during the year ended December 31, 2011.

During the years ended December 31, 2010 and 2011, we capitalized $21.7 million and $33.7 million, respectively, of property and equipment. Included in property and equipment acquisitions was $6.2 million and $15.1 million for the year ended December 31, 2010 and 2011, respectively, of internal use software. The increase was largely due to the development of our new integrated data handling platform, EXPERT 3. The balance of the change was primarily due to an increase in purchases of rental equipment. The purchase of rental equipment included the activity of RS for only seven months in the year ended December 31, 2010.

For the year ended December 31, 2010, our financing activities provided cash of $21.3 million as compared to $0.7 million for the year ended December 31, 2011. The year ended December 31, 2010 included proceeds from long-term debt, net of debt repayment, of $21.0 million associated with the RS acquisition.

We have a revolving line of credit arrangement with Citizens Bank of Pennsylvania in the aggregate amount of $40.0 million, with an additional $10.0 million increase option subject to bank approval. As of December 31, 2011, we had outstanding $21.0 million under our line of credit and $19.0 million remained available for us to borrow. The line has a three-year term which expires May 27, 2013 and annual interest rates equal to LIBOR plus a margin of 1.00% to 1.75% based upon a total leverage ratio and unused commitment fees of 0.10% to 0.20% based upon the same total leverage ratio. For the year ended December 31, 2011, the annual interest rate ranged from 1.19% to 1.51% and the unused commitment fee ranged from 0.10 to 0.15%. Financial covenants include maximum total senior funded debt to earnings before interest, income taxes, depreciation and amortization (EBITDA) of 2.0 and minimum debt service coverage ratio of 1.5. At December 31, 2011, we were in compliance with all debt covenants. Borrowings under the line of credit are secured by 65% of the capital stock in certain of our foreign subsidiaries.

On February 2, 2012, one of our indirect wholly owned German subsidiaries entered into a lease for a new facility in Estenfeld, Germany. This new facility will replace our two existing facilities in Hoechberg, Germany and Wuerzburg, Germany. We anticipate that the new lease will commence on February 1, 2013, and the lease includes delay damages provisions if the facility is not ready for occupancy by that date. The current leases for the Hoechberg and Wuerzburg facilities expire on December 31, 2012 and August 31, 2013, respectively. We anticipate entering into an extension of the Hoechberg lease to cover the period until the new facility is completed.

The new lease provides for the rental of approximately 90,000 square feet compared to approximately 80,000 square feet combined in the current facilities, and includes manufacturing, warehouse, office and other space in addition to parking for 200 vehicles. The initial term of the lease is 12 years, with three successive five-year renewal options. In addition, there are two separate expansion options, one for approximately 11,000 additional square feet and the other for approximately 30,000 additional square feet. If either expansion option is exercised, the term of the lease for both the initial leased premises and the expansion space will extend for ten years from the date the expansion space is available for occupancy, and any remaining renewal options will be available thereafter and will cover the entire leased premises, as expanded.

The initial base rent under the lease will be approximately $142,000 per month, and we will also be responsible for operating expenses that we estimate will be approximately $16,000 per month, in each case plus statutory value added tax (currently a 19% rate). The initial base rent will be subject to adjustment if the facility, which will be newly constructed, varies by more than 3% from the anticipated square footage, subject to a maximum increase of 10%, or if we request changes in the construction materials to be used in the facility from those upon which the initial base rent was calculated. In addition, the base rent is subject to adjustment for consumer price index changes under certain situations.

As security for the lease obligations, we are obligated to provide the landlord a letter of credit or bank guarantee in the amount of approximately $393,000 and we have agreed to deliver a letter of comfort to the landlord that effectively guarantees our subsidiary’s performance of its financial obligations under the lease.

In December 2011, we entered into a commitment to purchase $3.6 million of equipment from a manufacturer over a 10-month period beginning in January 2012. We expect to purchase this cardiac safety equipment in the normal course of business and thus this commitment does not represent a significant commitment above our expected routine purchases of ECG equipment during this period. We have a prior commitment to purchase approximately $5.1 million of private label cardiac safety equipment from the same manufacturer over a 15-month period ending in the first quarter of 2012. As of December 31, 2011, substantially all of the equipment was purchased under the $5.1 million commitment.

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

Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.0 million shares remain available for purchase as of December 31, 2011. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and investments and could also require us to seek additional external financing. No shares were purchased during the years ended December 31, 2011 or 2010. The 7,363 additional shares added to treasury shares in the year ended December 31, 2011 were the result of employee tax liabilities related to restricted stock awards that were funded by the employees surrendering their rights to the respective amount of vested shares.

The following table presents contractual obligations information as of December 31, 2011 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(a)	$21,628	$262	$21,366	$—	$—
Purchase obligations(b)	3,636	3,636	—	—	—
Operating leases	20,823	4,627	5,517	4,097	6,582

Total	$46,087	$8,525	$26,883	$4,097	$6,582

(a)	Debt amounts include principal maturity and expected interest payments that reflects the year-end interest rate.

(b)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have excluded agreements that are cancelable without penalty. Purchase obligations relate to purchases of rental equipment.

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

In January 2010, the FASB issued Accounting Standard Update (ASU) 2010-06 which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. Except for the detailed Level 3 roll forward disclosures, we adopted this standard effective January 1, 2010. The new disclosures about purchases, sales, issuances and settlements in the roll forward activity for Level 3 fair-value measurements were effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of these requirements did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 which represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. We do not expect that the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which will require us to adopt these provisions in fiscal 2012; however, early adoption is permitted. The adoption of ASU 2011-08 will not have an impact on our consolidated financial statements.

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

Revenue Recognition

Services revenues consist primarily of our services offered under our Cardiac Safety, Respiratory Services and, to a lesser extent, ePRO solutions that we provide on a fee for services basis. We recognized the related revenues as the services are performed. We also provide consulting services on a time and materials basis and recognize revenues as we perform the services. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period.

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

We have recorded reimbursements received for out-of-pocket expenses incurred as revenue in the accompanying consolidated financial statements. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities.

Unbilled revenue is revenue that is recognized but is currently not billable to the customer pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but recognized as revenue as services are performed. Amounts included in unbilled revenue are expected to be collected within one year and are included within current assets.

Business Combinations

On May 28, 2010, we acquired Research Services Germany 234 GmbH (Research Services or RS), which provides respiratory diagnostics services and is a manufacturer of equipment that also offers cardiac safety and ePRO services. We paid $82.7 million for RS. The acquisition and related transaction costs were financed from our existing cash and the $23.0 million drawn from our $40.0 million revolving credit facility through

Citizens Bank of Pennsylvania. The credit facility was established on May 27, 2010. See Note 2 to our consolidated financial statements for additional disclosure on the RS acquisition and Note 7 for additional disclosure regarding the revolving credit facility.

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

Capitalized Software Development

We capitalize costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. These costs are included in property and equipment. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. Determining useful lives of internal-use software projects requires management judgment based upon a number of factors including historical useful lives of comparable products, scalability and flexibility of the product, expectations of customer and regulatory requirements and other considerations.

Goodwill

The carrying value of goodwill was $71.6 million as of December 31, 2010 and $72.9 million as of December 31, 2011. During the year ended December 31, 2010, goodwill increased $36.9 million with $36.8 million due to the acquisition of RS. See Note 2 to our consolidated financial statements for additional disclosure regarding the RS acquisition. The change in goodwill during the year ended December 31, 2011 was primarily due to foreign currency fluctuation. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test using a two-step process annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater that the implied value, an impairment loss is recognized for the difference.

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

The results of our annual impairment test performed in 2011 indicated that our goodwill and intangible assets were not impaired. We used many assumptions and estimates that directly impacted the results of our impairment testing, including an estimate of future expected revenues, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. We had the ability to influence the outcome and ultimate results based on the assumptions and estimates we chose for testing. To mitigate undue influence, we set criteria that were reviewed and approved by various levels of management. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting unit. Changes in our strategy or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management having to estimate our current tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Management must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and, to the extent that management believes that recovery is not likely, a valuation allowance must be established. To the extent management establishes or increases a valuation allowance in a period, the consolidated statement of operations will reflect additional income tax expense.

Significant management judgment is required in determining our provision for income taxes, deferred taxes and any valuation allowance recorded against deferred tax assets. As of December 31, 2011, we had a valuation allowance of $1.4 million related to the uncertain realization of certain deferred tax assets. See Note 8 to our consolidated financial statements for more information.

Depreciation and Amortization of Long-lived Assets

We compute depreciation on our property, plant and equipment on a straight-line basis over their estimated useful lives, which generally range from two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. System development costs are amortized on a straight-line basis over their estimated useful lives, which generally range from two to five years or, in the case of enhancements which have no stand-alone use, the remaining life of the initial project.

We compute amortization on our intangible assets, other than goodwill, over their estimated useful lives, which generally range from one to ten years. Amortization of backlog from our recent acquisitions is recognized on an accelerated basis while other intangibles are amortized using the straight-line method.

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

Interest Rate Risk

Long-term debt

At December 31, 2011, our long-term debt was comprised of $21.0 million drawn under our $40.0 million credit facility with Citizens Bank of Pennsylvania. We do not manage the interest rate risk on our debt through the use of derivative instruments. Our credit facility’s interest rates may be reset due to fluctuations in the London Interbank Offered Rate (LIBOR). A hypothetical 100-basis-point change in the interest rate of our credit facilities would change our annual pre-tax earnings by $0.2 million based on our current borrowings under the credit facility.

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

Foreign Currency Risk

We operate on a global basis from locations in the United States (U.S.), the United Kingdom (U.K.) and Germany. All international net revenues and expenses are billed or incurred in either U.S. dollars, British pounds sterling or euros. As such, we face exposure to adverse movements in the exchange rate of the pound sterling and euro. As the currency rate changes, translation of the statement of operations of our U.K. and German subsidiaries from the local currency to U.S. dollars affects year-to-year comparability of operating results. With the RS acquisition, there has been a significant increase in activity in countries outside the U.S. As a result, we entered into foreign exchange contracts during the year ended December 31, 2011 to mitigate such foreign exchange fluctuations. Contracts totaling $35.7 million settled during the year ended December 31, 2011 at an average price of $1.42 U.S. dollars to 1 euro. There were no contracts open at December 31, 2011.

Management estimates that a 10% change in the exchange rate of the pound sterling and euro would have impacted the reported operating income for the year ended December 31, 2011 by approximately $1.5 million. In addition, management estimates the effect of a 10% change in the exchange rates at December 31, 2011, primarily on U.S. dollar denominated accounts receivable held by our foreign subsidiaries, would have impacted the reported foreign exchange (losses) gains for the year ended December 31, 2011 by approximately $1.6 million before income taxes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is set forth on Pages F-1 through F-36.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company (including our consolidated subsidiaries) in the reports we file with or submit to the SEC is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement (the “Proxy Statement”) to be filed with the SEC for our Annual Meeting of Stockholders to be held on April 26, 2012, under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Business Conduct,” and is incorporated herein by reference. Information regarding our executive officers is included at the end of Part I of this Form 10-K.

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

Information with respect to this item is incorporated by reference to the information set forth in “Related Party Transactions” and “Corporate Governance Matters — Director Independence” in the Proxy Statement.

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

3. Exhibits.

2.1	Definitive Purchase Agreement between Blitz F10-acht-drei-fünf GmbH & Co. KG, an indirect wholly-owned subsidiary of eResearchTechnology, Inc., and CareFusion Germany 234 GmbH, an indirect wholly-owned subsidiary of CareFusion Corporation, dated April 29, 2010.(1)

2.2	First Amendment dated May 28, 2010 to the Agreement Relating to the Sale, Purchase and Transfer of All Shares of Research Services Germany 234 GmbH between CareFusion Germany 234 GmbH and Blitz F10-acht-drei-fünf GmbH & Co. KG.(1)

3.1	Restated Certificate of Incorporation, as amended.(2)

3.2	Amended and Restated Bylaws.(3)

3.4	Certificate of Merger between the Company and ERT Operating Company.(4)

4.1	Form of Stock Certificate.(4)

10.1	Registration Rights Agreement dated August 27, 1999.(5)

10.2	Share Purchase Agreement dated November 27, 2007 by and among the Company, Covance Central Laboratory Services Limited Partnership, Covance Cardiac Safety Services Inc. and Covance Inc.(6)

10.4	Exclusive Marketing Agreement dated November 27, 2007 by and between the Company and Covance Inc.(7)

10.7	1996 Stock Option Plan, as amended.(4)*

10.10	Reciprocal Guaranty between CareFusion Corporation, in favor of Blitz F10-acht-drei-fünf GmbH & Co. KG, and eResearchTechnology, Inc., in favor of CareFusion Germany 234 GmbH.(8)

10.13	2010 Bonus Plan.(8)*

10.14	2011 Bonus Plan.*

10.15	Credit Agreement dated May 27, 2010 between eResearchTechnology, Inc. and Citizens Bank of Pennsylvania.(1)

10.16	Revolver Note dated May 27, 2010 made by eResearchTechnology, Inc. payable to the order of Citizens Bank of Pennsylvania.(1)

10.17	Guaranty dated May 27, 2010 by ERT Tech Corporation, ERT Investment Corporation, Covance Cardiac Safety Services Inc. and eResearchTechnology, Inc. in favor of Citizens Bank of Pennsylvania.(1)

10.18	Charge Over Shares and Securities dated May 27, 2010 between eResearchTechnology, Inc. and Citizens Bank of Pennsylvania.(9)

10.20	1818 Market Street Office Lease between the Company and NNN 1818 Market Street, LLC and Affiliates.(10)

10.31	Amended and Restated 2003 Equity Incentive Plan, as amended.(11)*

10.42	Management Employment Agreement effective March 1, 2010 between Dr. Joel Morganroth and the Company.(8)*

10.44	Management Employment Agreement effective May 1, 2011 between Dr. Jeffrey Litwin and the Company.(11)*

10.45	Management Employment Agreement effective August 31, 2004 between Amy Furlong and the Company.(12)*

10.46	Consultant Agreement effective March 1, 2010 between Joel Morganroth, M.D., P.C. and the Company.(8)*

10.48	Management Employment Agreement effective September 7, 2004 between Thomas P. Devine and the Company.(13)*

10.49	Amendment to Management Employment Agreement effective March 17, 2010 between Thomas P. Devine and the Company.(13)*

10.51	Amendment to Management Employment Agreement effective March 17, 2010 between Amy Furlong and the Company.(8)*

10.53	Management Employment Agreement effective July 28, 2008 between Keith D. Schneck and the Company.(14)*

10.54	Lease Agreement dated September 28, 2004 between Royal and Sun Alliance Insurance PLC and the Company’s subsidiary, eResearchTechnology Limited.(15)

10.56	Amendment to Management Employment Agreement effective March 17, 2010 between Keith D. Schneck and the Company.(8)*

10.59	Retirement Agreement effective December 21, 2010 between Michael J. McKelvey.* and the Company.(16)*

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.(16)

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 7, 2011.

(2)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 4, 2004.

(3)	Incorporated by reference to Exhibit 3.1, filed with the Company’s Form 8-K on August 1, 2011.

(4)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 12, 2002.

(5)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 8-K on September 9, 1999.

(6)	Incorporated by reference to Exhibit 2.1, filed with the Company’s Form 8-K on December 4, 2007.

(7)	Incorporated by reference to Exhibit 10.1, filed with the Company’s Form 8-K on December 4, 2007. Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(8)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 7, 2010.

(9)	Incorporated by reference to Exhibit 10.4, filed in connection with the Company’s Form 8-K on June 3, 2010.

(10)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 7, 2008.

(11)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 5, 2011.

(12)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 8, 2009.

(13)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 6, 2011.

(14)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 2, 2009.

(15)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 11, 2005.

(16)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 3, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March 2012.

eResearchTechnology, Inc.

By:	/S/ JEFFREY S. LITWIN
Jeffrey S. Litwin, MD
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY S. LITWIN Jeffrey S. Litwin, MD	President, Chief Executive Officer and a Director (Principal executive officer)	March 2, 2012

/S/ KEITH D. SCHNECK Keith D. Schneck	Executive Vice President, Chief Financial Officer and Secretary (Principal financial and accounting officer)	March 2, 2012

/S/ KLAUS P. BESIER Klaus P. Besier	Director	March 2, 2012

/S/ GERALD A. FAICH Gerald A. Faich, MD, MPH	Director	March 2, 2012

/S/ ELAM M. HITCHNER Elam M. Hitchner	Chairman of the Board of Directors	March 2, 2012

/S/ JOEL MORGANROTH Joel Morganroth, MD	Executive Vice President, Chief Scientific Officer and a Director	March 2, 2012

/S/ STEPHEN S. PHILLIPS Stephen S. Phillips	Director	March 2, 2012

/S/ STEPHEN M. SCHEPPMANN Stephen M. Scheppmann	Director	March 2, 2012

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

Our internal control over financial reporting includes those policies and procedures that:

—	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

—

provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

—

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2011.

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

We have audited eResearchTechnology, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, eResearchTechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eResearchTechnology, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 2, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 2, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

eResearchTechnology, Inc.:

We have audited the accompanying consolidated balance sheets of eResearchTechnology, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II — Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eResearchTechnology, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), eResearchTechnology, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 2, 2012

eResearchTechnology, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2010	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$30,343	$38,928
Short-term investments	50	50
Investment in marketable securities	648	405
Accounts receivable, less allowance for doubtful accounts of $515 and $207, respectively	37,236	41,617
Inventory	4,698	8,863
Prepaid income taxes	1,988	4,451
Prepaid expenses and other	4,393	4,270
Deferred income taxes	3,431	3,605

Total current assets	82,787	102,189
Property and equipment, net	42,615	53,272
Goodwill	71,637	72,915
Intangible assets	17,187	10,711
Deferred income taxes	—	724
Other assets	609	557

Total assets	$214,835	$240,368

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,136	$7,412
Accrued expenses	16,162	16,230
Income taxes payable	—	986
Deferred revenues	11,670	13,544

Total current liabilities	34,968	38,172
Deferred rent	2,368	2,411
Deferred income taxes	3,703	7,946
Long-term debt	21,000	21,000
Other liabilities	2,141	1,162

Total liabilities	64,180	70,691

Commitments and contingencies
Stockholders’ Equity:
Preferred stock — $10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock — $.01 par value, 175,000,000 shares authorized, 60,460,782 and 60,838,449 shares issued, respectively	605	608
Additional paid-in capital	100,441	104,189
Accumulated other comprehensive (loss) income	(1,545)	44
Retained earnings	131,037	144,765
Treasury stock, 11,589,603 and 11,596,966 shares at cost, respectively	(79,883)	(79,929)

Total stockholders’ equity	150,655	169,677

Total liabilities and stockholders’ equity	$214,835	$240,368

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2010	2011
Net revenues:
Services	$64,655	$85,718	$99,289
Site support	26,667	55,274	85,633
EDC licenses and services	2,501	—	—

Total net revenues	93,823	140,992	184,922

Costs of revenues:
Cost of services	29,886	43,403	56,063
Cost of site support	13,544	30,212	53,056
Cost of EDC licenses and services	863	—	—

Total costs of revenues	44,293	73,615	109,119

Gross margin	49,530	67,377	75,803

Operating expenses:
Selling and marketing	12,905	16,064	17,888
General and administrative	14,859	30,607	31,011
Research and development	3,853	5,089	7,397

Total operating expenses	31,617	51,760	56,296

Operating income	17,913	15,617	19,507
Foreign exchange (losses) gains	(618)	(956)	171
Other income (expense), net	183	(239)	(1,256)

Income before income taxes	17,478	14,422	18,422
Income tax provision	6,791	4,551	4,694

Net income	$10,687	$9,871	$13,728

Net income per common share:
Basic	$0.22	$0.20	$0.28

Diluted	$0.22	$0.20	$0.28

Shares used in computing net income per common share:
Basic	49,173	48,808	49,129

Diluted	49,468	49,190	49,289

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands, except share amounts)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock
	Common Stock
	Shares	Amount					Total
Balance, January 1, 2009	59,950,257	$600	$93,828	$(2,716)	$110,479	$(64,763)	$137,428
Comprehensive income
Net income	—	—	—	—	10,687	—	10,687
Change in unrealized losses on marketable securities	—	—	—	(83)	—	—	(83)
Currency translation adjustment	—	—	—	1,219	—	—	1,219

Total comprehensive income							11,823
Purchase of treasury stock	—	—	—	—	—	(15,120)	(15,120)
Share-based compensation	—	—	2,784	—	—	—	2,784
Capitalized share-based compensation	—	—	82	—	—	—	82
Tax benefit from exercise of stock options	—	—	152	—	—	—	152
Exercise of stock options	238,978	2	521	—	—	—	523

Balance, December 31, 2009	60,189,235	602	97,367	(1,580)	121,166	(79,883)	137,672
Comprehensive income
Net income	—	—	—	—	9,871	—	9,871
Change in unrealized losses on marketable securities	—	—	—	(68)	—	—	(68)
Currency translation adjustment	—	—	—	103	—	—	103

Total comprehensive income							9,906
Share-based compensation	—	—	2,718	—	—	—	2,718
Capitalized share-based compensation	—	—	75	—	—	—	75
Restricted stock grants	209,116	2	(2)
Tax benefit from exercise of stock options	—	—	55	—	—	—	55
Exercise of stock options	62,431	1	228	—	—	—	229

Balance, December 31, 2010	60,460,782	605	100,441	(1,545)	131,037	(79,883)	150,655
Comprehensive income
Net income	—	—	—	—	13,728	—	13,728
Change in unrealized losses on marketable securities	—	—	—	506	—	—	506
Currency translation adjustment	—	—	—	1,083	—	—	1,083

Total comprehensive income							15,317
Purchase of treasury stock	—	—	—	—	—	(46)	(46)
Share-based compensation	—	—	2,989	—	—	—	2,989
Capitalized share-based compensation	—	—	65	—	—	—	65
Restricted stock grants	196,254	2	(2)				—
Forfeiture of restricted stock	(59,741)	(1)	1				—
Tax impact related to exercise of stock options	—	—	(77)	—	—	—	(77)
Exercise of stock options	241,154	2	772	—	—	—	774

Balance, December 31, 2011	60,838,449	$608	$104,189	$44	$144,765	$(79,929)	$169,677

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2010	2011
Operating activities:
Net income	$10,687	$9,871	$13,728
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of EDC operations	(530)	—	—
Depreciation and amortization	12,583	19,751	26,192
Cost of sales of equipment	96	1,158	21
Provision for uncollectible accounts	210	—	—
Share-based compensation	2,790	2,717	2,989
Investment impairment charge	—	—	749
Loss on disposal of equipment	—	—	1,686
Deferred income taxes	1,680	(651)	3,394
Changes in operating assets and liabilities:
Accounts receivable	12,726	(7,091)	(4,458)
Inventory	—	(1,265)	(1,854)
Prepaid expenses and other	(293)	476	(799)
Accounts payable	(767)	4,131	(144)
Accrued expenses	(3,490)	8,054	561
Income taxes	(3,286)	(687)	(1,503)
Deferred revenues	1,379	(358)	1,889
Deferred rent	148	(179)	37

Net cash provided by operating activities	33,933	35,927	42,488

Investing activities:
Purchases of property and equipment	(6,207)	(21,746)	(33,701)
Purchases of investments	(9,732)	(999)	—
Proceeds from sales of investments	—	10,731	—
Payment related to sale of EDC operations	(1,150)	—	—
Payments for acquisitions	(655)	(82,789)	(117)

Net cash used in investing activities	(17,744)	(94,803)	(33,818)

Financing activities:
Proceeds from long-term debt	—	23,000	—
Repayment of long-term debt	—	(2,000)	.
Repayment of capital lease obligations	(43)	—	—
Proceeds from exercise of stock options	523	229	774
Stock option income tax impact	152	55	(78)
Repurchase of common stock for treasury	(15,120)	—	(46)

Net cash (used in) provided by financing activities	(14,488)	21,284	650

Effect of exchange rate changes on cash	902	(1,044)	(735)

Net increase (decrease) in cash and cash equivalents	2,603	(38,636)	8,585
Cash and cash equivalents, beginning of period	66,376	68,979	30,343

Cash and cash equivalents, end of period	$68,979	$30,343	$38,928

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

1.  Background and Summary of Significant Accounting Policies:

Background

eResearchTechnology, Inc. (ERT®), a Delaware corporation, was founded in 1977. ERT and its consolidated subsidiaries collectively are referred to as the “Company” or “we.” We are a global technology-driven provider of services and customizable medical devices to biopharmaceutical organizations and, to a lesser extent, healthcare organizations. We are the market leader for centralized cardiac safety (Cardiac Safety) and respiratory efficacy (Respiratory) services in drug development and also collect, analyze and distribute electronic patient reported outcomes (ePRO) in multiple modalities across all phases of clinical research.

Clinical trials employ diagnostic tests to measure the effect of a drug or device on certain body organs and systems to determine the product’s safety and efficacy. Our technology-based services are utilized by biopharmaceutical and healthcare organizations and CROs to improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation and new drug, biologic and device application submissions. Our Cardiac Safety solutions include the centralized collection, interpretation and distribution of electrocardiographic (ECG) data and images and are utilized during clinical trials in all phases of the clinical research process. Customers use our centralized Respiratory solutions when they are developing new compounds for the treatment of asthma, emphysema, cystic fibrosis and chronic obstructive pulmonary disease (COPD) in order to assess the efficacy of a drug or to evaluate compounds that have an effect on pulmonary function. We also offer ePRO solutions along with proprietary clinical assessments to enable customers to efficiently collect and analyze patient-reported feedback during a clinical trial. In addition, we offer site support, which includes the rental and sale of devices to support Cardiac Safety, Respiratory, and ePRO services along with related supplies and logistics management.

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

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

Revenue Recognition

Our services revenues consist primarily of our services offered under our Cardiac Safety, Respiratory and, to a lesser extent, our ePRO solutions that we provide on a fee for services basis. We recognize the related revenues as the services are performed. We also provide consulting services on a time and materials basis and recognize revenues as we perform the services. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period.

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

We have recorded reimbursements received for out-of-pocket expenses, including freight, incurred as revenue in the accompanying consolidated statements of operations. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities.

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

Notes To Consolidated Financial Statements — (Continued)

Business Combinations

On May 28, 2010, we acquired Research Services Germany 234 GmbH (Research Services or RS), which provides respiratory diagnostics services and is a manufacturer of equipment that also offers cardiac safety and ePRO services. We paid $82.7 million for RS. The acquisition and related transaction costs were financed from our existing cash and the $23.0 million drawn from our $40.0 million revolving credit facility through Citizens Bank of Pennsylvania. The credit facility was established on May 27, 2010. See Note 2 for additional disclosure on the RS acquisition and Note 7 for additional disclosure regarding the revolving credit facility.

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

Cash and Cash Equivalents

We consider cash on deposit and in overnight investments and investments in money market funds with financial institutions to be cash equivalents. At both balance sheet dates, cash equivalents consisted primarily of investments in money market funds. At December 31, 2010 and 2011, approximately $6.9 million and $14.9 million, respectively, was held by our U.K. subsidiary. At December 31, 2010 and 2011, approximately $13.1 million and $9.1 million, respectively, was held by our German subsidiary.

Short-term Investments and Investments in Marketable Securities

At December 31, 2011, short-term investments consisted of an auction rate security issued by a municipality while marketable securities consisted of common stock received from the buyer of certain assets of our EDC operations. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. We classified our short-term investment and investment in marketable securities at December 31, 2010 and 2011 as available-for-sale. At December 31, 2010 and 2011, unrealized gains and losses were immaterial. Realized gains and losses during 2009, 2010 were immaterial. In 2011, we recognized a loss for an other-than-temporary impairment of $0.7 million on our investment in marketable securities which is included in other income (expense), net in our consolidated statements of operations. For purposes of determining realized gains and losses, the cost of the securities sold is based upon specific identification. Changes in the fair values of securities that are considered temporary are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in operating income in the period in which the unrealized losses are deemed other than temporary. In order to determine whether other-than-temporary declines in market value have occurred, the duration of the decline in value and our ability to hold the investment are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s cost exceeds its related market value.

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

The following summarizes the short-term investments at December 31, 2010 and 2011 (in thousands):

	December 31, 2010
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal securities	$50	$—	$—	$50

Total short-term investments as of December 31, 2010	$50	$—	$—	$50

	December 31, 2011
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal securities	$50	$—	$—	$50

Total short-term investments as of December 31, 2011	$50	$—	$—	$50

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three years for computer and other equipment, two to four years for rental equipment, five years for furniture and fixtures and three to five years for system development costs. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Depreciation expense was $8.6 million, $9.9 million and $13.6 million for the years ended December 31, 2009, 2010 and 2011, respectively.

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

Notes To Consolidated Financial Statements — (Continued)

Amortization of capitalized software development costs is charged to costs of revenues. Amortization of capitalized software development costs was $3.4 million, $3.7 million and $4.9 million for the years ended December 31, 2009, 2010 and 2011, respectively. For the years ended December 31, 2009, 2010 and 2011, we capitalized $3.0 million, $6.2 million and $15.1 million, respectively, of software development costs. As of December 31, 2011, $14.4 million of capitalized costs have not yet been placed in service and are therefore not being amortized.

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

The gross cost for rental equipment was $56.2 million and $62.6 million at December 31, 2010 and 2011, respectively. The accumulated depreciation for rental equipment was $35.9 million and $41.1 million at December 31, 2010 and 2011, respectively.

Goodwill

The carrying value of goodwill was $71.6 million and $72.9 million as of December 31, 2010 and 2011, respectively. The change in goodwill was primarily due to foreign currency fluctuation. See Note 2 for additional disclosure regarding the RS acquisition. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2009, 2010 or 2011.

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

Long-lived Assets

When events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during 2009, 2010 or 2011.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2009, 2010 and 2011 was $1.2 million, $1.5 million and $1.4 million, respectively.

Share-Based Compensation

Accounting for Share-Based Compensation

Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The aggregate share-based compensation expense recorded in the consolidated statements of operations for the years ended December 31, 2009, 2010 and 2011 was $2.8 million, $2.7 million and $3.0 million, respectively.

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

Valuation Assumptions for Options Granted

The fair value of each stock option granted during the years ended December 31, 2009, 2010 and 2011 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table.

	2009	2010	2011
Risk-free interest rate	1.39%	2.36%	2.18%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life	3.5 years	3.8 years	4.2 years
Expected volatility	63.97%	61.75%	59.27%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, calculated on a daily basis. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. The above assumptions were used to determine the weighted-average per share fair value of $2.19, $3.08 and $3.07 for stock options granted during the years ended December 31, 2009, 2010 and 2011, respectively.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of earnings on cash, cash equivalents and offset by interest expense related to debt and capital lease obligations. In 2011, other income (expense), net, also included an other-than-temporary impairment loss of $0.7 million on our investment in marketable securities.

Supplemental Cash Flow Information

We paid $8.2 million, $5.8 million and $3.4 million for income taxes in the years ended December 31, 2009, 2010 and 2011, respectively.

We paid $0.2 million and $0.3 million for interest expense in the years ended December 31, 2010 and 2011, respectively. There were no payments for interest expense in the year ended December 31, 2009.

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

Notes To Consolidated Financial Statements — (Continued)

Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the biopharmaceutical and healthcare industries. For the years ended December 31, 2009 and 2010, one customer accounted for approximately 18% and 28% of net revenues, respectively. For the year ended December 31, 2011, three customers accounted for approximately 19%, 13% and 13% of net revenues, respectively. The loss of any of these customers could have a material adverse effect on our operations. We maintain reserves for potential credit losses. Such losses, in the aggregate, have not historically exceeded management’s estimates.

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

Translation of Foreign Financial Statements

Assets and liabilities of our German and U.K. subsidiaries, whose functional currency are the euro and British pound, respectively, are translated into U.S. dollars at the exchange rate as of the end of each reporting period. The consolidated statement of operations is translated at the average exchange rate for the period. Net exchange gains or losses resulting from the translation of foreign financial statements are accumulated and credited or charged directly to a separate component of other comprehensive income. Foreign currency transaction gains or losses are recorded net in foreign exchange (losses) gains in the consolidated statement of operations as incurred and net losses totaled $0.6 million and $1.0 million in 2009 and 2010, respectively, and net gains totaled $0.2 million in 2011.

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

Notes To Consolidated Financial Statements — (Continued)

The table below sets forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations (in thousands, except per share amounts):

Year Ended December 31,	Net Income	Shares	Per Common Share Amount
2009
Basic net income	$10,687	49,173	$0.22
Effect of dilutive shares	—	295	—

Diluted net income	$10,687	49,468	$0.22

2010
Basic net income	$9,871	48,808	$0.20
Effect of dilutive shares	—	382	—

Diluted net income	$9,871	49,190	$0.20

2011
Basic net income	$13,728	49,129	$0.28
Effect of dilutive shares	—	160	—

Diluted net income	$13,728	49,289	$0.28

In computing diluted net income per common share, 3,022,000, 2,676,000 and 3,556,000 options to purchase shares of common stock were excluded from the computations for the years ended December 31, 2009, 2010 and 2011, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective periods.

Comprehensive Income

We classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the stockholders’ equity section of the consolidated balance sheet. Our comprehensive income includes net income and unrealized gains and losses from marketable securities and foreign currency translation. The $0.5 million of unrealized losses from marketable securities that were included in the accumulated balance of other comprehensive income at December 31, 2010 became realized losses in 2011 in connection with the $0.7 million provision to recognize an other-than-temporary impairment of marketable securities.

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

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

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

In January 2010, the FASB issued Accounting Standard Update (ASU) 2010-06 which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. Except for the detailed Level 3 roll forward disclosures, we adopted this standard effective January 1, 2010. The new disclosures about purchases, sales, issuances and settlements in the roll forward activity for Level 3 fair-value measurements were effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of these requirements did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 which represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. We do not expect that the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which will require us to adopt these provisions in fiscal 2012; however, early adoption is permitted. The adoption of ASU 2011-08 will not have an impact on our consolidated financial statements.

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

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

The RS acquisition purchase consideration of $82.7 million was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, as revised, as follows (in thousands):

Fair value of assets acquired:
Cash	$149
Accounts receivable	12,729
Inventory	2,598
Other current assets	1,142
Property and equipment, net	11,179
Goodwill	36,756
Other intangible assets, net	21,349
Other assets	407
Liabilities assumed:
Accrued and other liabilities	(3,257)
Deferred revenue	(375)

Net assets acquired	$82,677

Subsequent to the acquisition of RS, goodwill decreased $0.8 million due to valuation adjustments to intangible assets, deferred revenue and taxes payable and there was a $0.5 million reduction in the completion payment to CareFusion as a result of changes in estimates related to accounts receivable and prepaid expenses.

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations for us and RS on a pro forma basis as though the companies had been combined as of the beginning of each of the periods presented after giving effect to certain adjustments. The unaudited pro forma financial information for the years ended December 31, 2009 and 2010 combines our historical results for this period with the historical results for the comparable reporting period for RS. Our historical results of operations for the year ended December 31, 2010 include the results of RS for the seven months after the acquisition. The unaudited pro forma financial information below is for informational purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of each of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Acquisition-related transaction costs of $4.0 million were excluded from the pro forma results for the year ended December 31, 2010. Pro forma adjustments are tax-effected at our effective tax rate.

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

Covance Cardiac Safety Services, Inc. (CCSS)

On November 28, 2007, we completed the acquisition of CCSS from Covance Inc. (Covance). The following table sets forth the activity and balance of our accrued liability relating to lease costs associated with the closing of CCSS operations, which is included in “Accrued expenses” and “Other liabilities” on our Consolidated Balance Sheets (in thousands):

Lease Liability
Balance at January 1, 2010	$1,758
Adjustments to previous estimates	593
Cash payments	(450)

Balance at December 31, 2010	1,901
Cash payments	(526)

Balance at December 31, 2011	$1,375

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

Goodwill

The following tables reflect changes in the carrying value of goodwill:

Balance at January 1, 2010	$34,676
Acquisition	36,756
Other adjustments	205

Balance at December 31, 2010	71,637
Adjustment for taxes related to purchase accounting	(422)
Currency translation adjustments	1,700

Balance at December 31, 2011	$72,915

Goodwill increased $2,579 and intangible assets increased $1,124 in 2011 for foreign currency translation adjustments related to fiscal 2010.

Note 3.  Inventory

Inventories, accounted for at the lower of cost or market on the FIFO method, consisted of the following:

	December 31, 2010	December 31, 2011
Raw materials	$2,196	$5,192
Work in process	843	920
Finished goods	1,659	2,751

	$4,698	$8,863

Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.

4.  Intangible Assets

Amortization of intangible assets represents the amortization of the intangible assets from the RS and CCSS acquisitions. The gross and net carrying amounts of the acquired intangible assets as of December 31, 2010 (CCSS only) and 2011 were as follows (in thousands):

	December 31, 2010
Description	Gross Value	Accumulated Amortization	Net Book Value		Estimated Useful Life (in years)
CCSS:
Customer Relationships	$1,700	$524	$1,176		10

Total	$1,700	$524	$1,176

RS:
Backlog	$12,782	$4,687	$8,095	*	4
Technology	8,248	602	7,646		8
Covenants not-to-compete	319	49	270		4

Total	$21,349	$5,338	$16,011

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

	December 31, 2011
Description	Gross Value	Accumulated Amortization	Net Book Value		Estimated Useful Life (in years)
CCSS:
Customer Relationships	$1,700	$694	$1,006		10

Total	$1,700	$694	$1,006

RS:
Backlog	$13,623	$11,038	$2,585	*	4
Technology	8,687	1,767	6,920		8
Covenants not-to-compete	339	139	200		4

Total	$22,649	$12,944	$9,705

*	RS backlog is being amortized over four years on an accelerated basis.

The related amortization expense reflected in our consolidated statements of operations for the years ended December 31, 2009, 2010 and 2011 was $0.5 million, $5.8 million and $7.8 million, respectively.

Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31 (in thousands):

	Amortization of Intangible Assets
Years ending December 31,	CCSS	RS	Total
2012	$170	$3,388	$3,558
2013	170	1,518	1,688
2014	170	1,113	1,283
2015	170	1,079	1,249
2016	170	1,079	1,249
Thereafter	156	1,528	1,684

Total	$1,006	$9,705	$10,711

5.  Accounts Receivable, Net

The components of accounts receivable, net were as follows (in thousands):

	December 31,
	2010	2011
Billed	$36,233	$40,215
Unbilled	1,518	1,609
Allowance for doubtful accounts	(515)	(207)

	$37,236	$41,617

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

6.  Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	December 31,
	2010	2011
Computer and other equipment	$18,715	$20,800
Rental equipment	56,241	62,630
Furniture and fixtures	3,664	3,785
Leasehold improvements	6,030	6,286
System development costs	33,014	47,910

	117,664	141,411
Less-accumulated depreciation	(75,049)	(88,139)

	$42,615	$53,272

Note 7.  Credit Agreement

We have a credit agreement (Credit Agreement) with Citizens Bank of Pennsylvania (Lender) which provides for a $40 million revolving credit facility, with an additional $10.0 million increase option subject to bank approval. As of December 31, 2011, we had outstanding $21.0 million under our line of credit and $19.0 million remained available for us to borrow. At our option, borrowings under the Credit Agreement bear interest either at the Lender’s prime rate or at a rate equal to LIBOR plus a margin ranging from 1.00% to 1.75% based on our senior leverage ratio as calculated under the Credit Agreement. In addition, we pay a quarterly unused commitment fee ranging from 0.10% to 0.20% of the unused commitment based on our senior leverage ratio. For the year ended December 31, 2011, the annual interest rate ranged from 1.19% to 1.51% and the unused commitment fee ranged from 0.10 to 0.15% resulting in expenses of $0.2 million. Borrowings under the Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The Credit Agreement terminates, and any outstanding borrowings mature, on May 27, 2013.

The Credit Agreement requires us to maintain a maximum senior leverage ratio of 2.0 to 1.0 and a minimum debt service coverage ratio of 1.5 to 1.0, in each case as calculated under the Credit Agreement. The Credit Agreement contains other customary affirmative and negative covenants and customary events of default.

At December 31, 2011, we were in compliance with all debt covenants. Borrowings under the line of credit are secured by 65% of the capital stock of certain of our foreign subsidiaries.

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

8.  Income Taxes

The income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2009	2010	2011
Current provision:
Federal	$3,909	$1,589	$(156)
State and local	216	493	5
Foreign	1,374	2,957	2,179

	5,499	5,039	2,028

Deferred provision (benefit):
Federal	543	309	1,974
State and local	924	(1,089)	(121)
Foreign	(175)	292	813

	1,292	(488)	2,666

	$6,791	$4,551	$4,694

Our domestic and foreign income before income taxes was as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
Domestic	$12,982	$(228)	$3,899
Foreign	4,496	14,650	14,523

Income before income taxes	17,478	14,422	18,422

A portion of our U.K. subsidiary’s current undistributed net earnings, as well as any future net earnings of our U.K. and German subsidiaries, will be permanently reinvested. We recorded a deferred tax liability on foreign undistributed retained earnings of approximately $0.7 million as of December 31, 2011. There are unremitted earnings for which no deferred tax liability is provided because they are considered permanently reinvested and the determination of the deferred tax liability is not practicable.

The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying consolidated financial statements was as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
Tax at federal statutory rate	$6,118	$4,904	$6,263
State and local taxes, net of federal	477	(382)	(75)
Impact of foreign operations	(315)	(1,732)	(1,946)
Federal tax credits	90	—	—
Tax-free interest income	—	(6)	—
Share-based compensation expense	423	481	449
Decrease in unrecognized tax benefits	(186)	(2)	(85)
Acquisition transaction costs	—	1,383	—
Other	184	(95)	88

	$6,791	$4,551	$4,694

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

Tax benefits of $0.1 million associated with the exercise of employee stock options were allocated to equity and recorded in additional paid-in capital in the year ended December 31, 2009. Tax benefits in the years ended December 31, 2010 and 2011 associated with the exercise of employee stock options were minimal.

The components of our net deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2010	2011
Depreciation	$779	$823
Capitalized R&D expenses	690	423
Net operating loss carryforwards	307	2,228
Investment impairment	1,188	1,274
Reserves and accruals	4,158	3,728
Share-based compensation expense	2,063	2,974

Gross deferred tax assets	9,185	11,450

Repatriation of UK earnings	(703)	(703)
Depreciation	(6,626)	(10,955)
Amortization of intangibles	(940)	(2,005)

Gross deferred tax liabilities	(8,269)	(13,663)

Deferred tax assets valuation allowance	(1,188)	(1,404)

Net deferred tax assets (liabilities)	$(272)	$(3,617)

A large portion of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology which equalizes gross margins for each relevant legal entity based upon its respective direct revenue or direct costs, as determined by the relevant revenue source.

At December 31, 2011, we had net operating loss carryforwards for state tax purposes of approximately $19.5 million, which will begin to expire in 2026. We also had a net operating loss carryforward for our German operations of approximately $7.2 million, which does not expire. At December 31, 2009, 2010 and 2011, we had a valuation allowance of $1.1 million, $1.2 million and $1.4 million, respectively, related to the capital loss on the investment impairment and the expected inability to realize certain net operating loss carryforwards.

Based on our current and future estimates of pretax earnings, management believes the amount of gross deferred tax assets will more likely than not be realized through future taxable income, after consideration of the valuation allowance.

At December 31, 2010, we had $0.5 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2011, we had $0.4 million of unrecognized tax benefits. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. In the fourth quarter of 2009, the Internal Revenue Service (IRS) completed an examination of the Company’s U.S. income tax returns for 2006 through 2007. We agreed to certain adjustments to our research credits tax positions that the IRS proposed and paid $0.2 million as a result of the resolution of the audit. The adjustments did not result in a material change to our financial position. The examination of our 2006 and 2007 U.K. income tax returns by HM Revenue and

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

Customs concluded in 2011 with no net adjustment. As a result, during 2011, we reversed the $0.2 million reserve for unrecognized tax benefits that we initially recorded in connection with this examination in the fourth quarter of 2010. Additionally, we recognized a $0.2 million tax benefit related to the reversal of a tax accrual for a previously uncertain tax position in the year ended December 31, 2009 as a result of a lapse of the applicable statute of limitations. There is an ongoing examination of our New Jersey income tax returns for 2006 through 2010.

The following is a rollforward of the total gross unrecognized tax benefit liabilities for the years ended December 31, 2010 and 2011 (in thousands):

	2010	2011
Unrecognized tax benefits at January 1	$179	$535
Increase in unrecognized tax benefits for tax positions taken in a prior year	316	62
Increase in unrecognized tax benefits for tax positions taken in the current year	42	211
Audit settlement	—	(200)
Expiration of statutes of limitations	(2)	(189)

Unrecognized tax benefits at December 31	$535	$419

The tax years 2006 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject. The unrecognized tax benefits are expected to change during the next twelve months as a result of potential lapses of the statutes of limitations in various jurisdictions in which we operate.

9.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	2010	2011
Accrued compensation	$9,281	$9,017
Due to customers	2,068	1,784
Accrued outside services	638	1,165
Deferred rent	186	236
Other accrued liabilities	3,989	4,028

Total accrued expenses	$16,162	$16,230

10.  Employee Retirement Plan

We sponsor a 401(k) savings plan for all of our eligible employees. Generally, participants in this plan may contribute a portion of their compensation on either a before-tax basis, or on both a before-tax and after-tax basis. The plan also provides for mandatory and discretionary employer matching contributions at various rates. The cost of benefits under the savings plan totaled $0.6 million in 2009, $0.5 million in 2010 and $0.6 million in 2011.

One of our German employees is covered by an unfunded defined benefit pension plan (the “Pension Plan”). During the years ended and as of December 31, 2010 and 2011, the net periodic benefit cost and the projected and accumulated benefit obligation related to our employees were immaterial. The pension plan provides for annual payments starting with a fixed amount upon reaching retirement at age 63 with annual increases of one percent thereafter. No benefits have been paid to our employees since the Pension Plan inception and none are expected to be paid in the next ten years.

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

11.  Related Party Transactions

Our Executive Vice President and Chief Scientific Officer, Dr. Morganroth, is a cardiologist who, through his wholly-owned professional corporation, provides medical professional services to the Company and receives consulting fees as an independent contractor. In January 2007, we entered into an arrangement with Dr. Morganroth’s professional corporation, relating to Dr. Morganroth’s initiation of an ERT consulting practice through the transition of his historic consulting services to us. In return, Dr. Morganroth’s professional corporation receives a percentage fee of 80% of the net revenues we recognize for Dr. Morganroth’s services to our customers (Percentage Fees) and, through February 2010, also received an annual consulting fee. Our President and Chief Executive Officer is responsible for assigning the consulting work to internal and external resources based upon the requirements of the engagement. We recorded revenues in connection with services billed to customers under the consulting arrangement of approximately $1.3 million, $1.5 million and $1.5 million in the years ended December 31, 2009, 2010 and 2011, respectively. We incurred percentage fees of approximately $1.0 million, $1.2 million and $1.2 million in the years ended December 31, 2009, 2010 and 2011, respectively. Total amounts incurred under this arrangement, including consulting fees and the percentage fees, were $1.3 million, $1.2 million and $1.2 million in the years ended December 31, 2009, 2010 and 2011, respectively. At each of December 31, 2010 and 2011, we owed $0.2 million to the professional corporation related to this agreement, which was included in accounts payable.

One of our directors provides consulting services to the law firm of Pepper Hamilton LLP, which performs legal services for us. We paid fees for such services in the amount of $0.1 million and $0.5 million for the year ended December 31, 2011 and 2010, respectively, and less than $0.1 million for the year ended December 31, 2009.

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

On April 26, 2007, the stockholders approved the adoption of the Company’s Amended and Restated 2003 Equity Incentive Plan (the “Amended 2003Plan”) which included prohibition on repricing of any stock options granted under the Plan unless the stockholders approve such repricing and permitted awards of stock appreciation rights, restricted stock, long term performance awards and performance shares in addition to grants of stock options. On April 29, 2009, the Board of Directors approved a revised amendment to the Amended 2003 Plan

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

that provides for the inclusion of restricted stock units in addition to the other equity-based awards authorized thereunder and eliminated the fixed option grants to outside directors. Restricted stock was granted for the first time in 2010 and is being recorded as compensation expense over the one-year to four-year vesting period for grants to the Company’s directors and management. On April 28, 2011, our stockholders approved an amendment to the Amended 2003 Plan that increased the number of shares reserved for issuance thereunder by 3.5 million shares. In accordance with the terms of the Amended 2003 Plan, there are a total of 10,818,625 shares reserved for issuance under the Amended 2003 Plan and there were 4,483,052 shares available for grant as of December 31, 2011.

Information regarding the stock option and equity incentive plans for the year ended December 31, 2011 is as follows:

Share Options	Shares	Weighted Average Exercise Price	Remaining Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of January 1, 2011	4,727,943	$9.36
Granted	1,011,474	6.41
Exercised	(241,154)	3.21
Cancelled/forfeited	(448,480)	9.09

Outstanding as of December 31, 2011	5,049,783	$9.09	3.8	$156

Options exercisable or expected to vest at December 31, 2011	4,760,618	$9.25	3.7	$151

Options exercisable at December 31, 2011	3,122,013	$10.73	2.7	$122

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2011	153,785	$6.28
Granted	196,254	6.41
Vested	(57,887)	6.56
Cancelled/forfeited	(4,410)	7.37

Outstanding as of December 31, 2011	287,742	$6.29

The aggregate intrinsic value in the share options table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of our common stock. The total intrinsic value of options exercised for the years ended December 31, 2009, 2010 and 2011 was $1.0 million, $0.2 million and $0.7 million, respectively.

As of December 31, 2011, an aggregate of 3,122,013 options with a weighted average exercise price of $10.73 per share were exercisable under the 1996 Plan and the 2003 Plan.

As of December 31, 2011, there was $5.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options and restricted stock awards) granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

On February 28, 2012, we granted 149,025 shares of restricted stock and 906,041 stock options to employees.

Tax Effect Related to Share-Based Compensation Expense

Income tax effects of share-based payments are recognized in the consolidated financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the consolidated statement of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our consolidated statement of operations for the years ended December 31, 2009, 2010 and 2011 related to share-based compensation expense was approximately $0.7 million, $0.4 million and $0.3 million, respectively.

13.  Commitments and Contingencies

Leases

We lease office space and certain equipment under operating leases. Rent expense, net of sublease rentals, for all operating leases for the years ended December 31, 2009, 2010 and 2011 was $2.9 million, $3.9 million and $3.5 million, respectively.

We lease office space for our Philadelphia, Pennsylvania, Bridgewater, New Jersey, Höchberg and Würzburg, Germany and Peterborough, U.K. facilities which have varying expiration dates through 2021. Certain of our leases contain an allowance for tenant improvements as well as lease incentives and rent escalations. We recognize rent expense on a straight-line basis over the expected lease term.

Future minimum lease payments as of December 31, 2011 are as follows (in thousands):

	Gross
	Operating	Sublease
	Leases	Income
2012	$4,627	$297
2013	3,411	—
2014	2,106	—
2015	2,030	—
2016	2,067	—
2017 and thereafter	6,582	—

	$20,823	$297

Other commitments and contingencies

We have a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 Interactive Voice Response (IVR) clinical assessments offered by HTS along with HTS’s IVR system. We placed the system into production in December 2007. As of December 31, 2011, we had paid HTS $1.5 million

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

for the license and $1.0 million in advanced payments against future royalties. As of December 31, 2011, HTS had earned royalties of $0.3 million, which were offset against these advanced payments. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. Any royalties earned by HTS will be applied against these payments. All future payments to HTS will be solely based on royalty payments based on revenues received from ePRO sales.

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

Our costs in Germany are subject to foreign exchange fluctuations as the majority of these costs are paid in euros. We enter into foreign exchange contracts to mitigate such foreign exchange fluctuations. These contracts are not designated as hedging instruments and changes in fair value are immediately recognized into earnings in the line item foreign exchange (losses) gains. The activity for the year ended December 31, 2011 was as follows:

	Amount	Avg Rate
Forward Contracts entered in 2011	$35.7 million	$1.42
Forward Contracts settled in 2011	$35.7 million	$1.42
Forward Contracts open at December 31, 2011	$0.0 million	N/A

Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.0 million shares remain available for purchase as of December 31, 2011. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and investments and could also require us to seek additional external financing. No shares were purchased during the years ended December 31, 2011 or 2010. The 7,363 additional shares added to treasury shares in the year ended December 31, 2011 were the result of employee tax liabilities related to restricted stock awards that were funded by the employees surrendering their rights to the respective amount of vested shares.

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

Notes To Consolidated Financial Statements — (Continued)

In addition to an employment agreement with Dr. Morganroth, we maintain a consulting agreement with his wholly-owned professional corporation under which he advises the Company on matters related to the operation, marketing and business development of its Cardiac Safety services operations. See Note 11 for additional information about the consulting agreement.

We entered into a retirement agreement with Dr. McKelvey, our former President and Chief Executive Officer, on December 21, 2010. Under the agreement, Dr. McKelvey resigned from his position as our President and Chief Executive Officer. In consideration of Dr. McKelvey’s service to ERT and his delivery of a general release, on January 3, 2011, we paid Dr. McKelvey a lump sum cash payment of $902,668, less applicable tax withholdings and deductions, representing the sum of (i) one year’s base salary, (ii) pro-rated bonus opportunity for 2010 and (iii) car allowance for the subsequent twelve months; and we provided to Dr. McKelvey until December 21, 2011 standard health, dental and vision benefits. We accrued all amounts related to this agreement as of December 31, 2010.

We also have employment agreements with our executive officers which create certain liabilities under certain circumstances. In the event that we terminate an executive’s employment other than for cause, death or disability, we are obligated to pay the executive in lump sum, up to twelve months in salary and prorated bonus and, with the exception of Dr. Morganroth, continuation of benefits for up to one year. In addition, upon the first occurrence of a trigger event (as defined in the agreement) resulting from a change of control, we are obligated to pay the affected executive in lump sum, twelve months in salary and prorated bonus and, with the exception of Dr. Morganroth, continuation of benefits for one year, and we are further obligated to accelerate vesting of all of the affected executive’s stock options as of the date of change of control, and any restrictions with respect to any restricted stock or restricted stock units granted under our equity incentive plans shall lapse and any conditions applicable to any long-term performance award or performance shares granted under such plans shall be terminated. In addition to the liabilities noted above, it is possible that we may be required to make payments in excess of our contractual obligations in accordance with local law.

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

In December 2010, we terminated the employment relationship with one of our employees. The employee filed a lawsuit in December 2010 against such termination, applying for a ruling that the termination was not legally effective and that the employment relationship is not terminated. In 2011, we agreed to a settlement with the former employee which did not have a material effect on our consolidated financial statements.

Potential Indemnifications and Insurance

We attempt to manage our risk of liability for personal injury or death to study subjects from administration of products under study through contractual indemnification provisions with customers and through insurance maintained by our customers and us. Contractual indemnification generally does not protect us against certain of

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

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

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. Available-for-sale securities as of December 31, 2011 consisted of an auction rate security or ARS, issued by a municipality, and common stock received from the buyer of certain assets of our EDC operations. Available-for-sale securities are included in short-term investments in our consolidated balance sheets with the exception of the common stock which is included in investment in marketable securities. The marketable securities are included in investments in marketable securities in our consolidated balance sheets. The three levels of the fair value hierarchy are described below:

Level 1	Unadjustedquoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or Inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

The following table represents our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2010 and 2011 (in thousands):

	Fair Value Measurements at December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$30,343	$30,343	$—	$—
Municipal securities	50	—	—	50
Marketable securities	648	—	648	—

Total	$31,041	$30,343	$648	$50

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$38,928	$38,928	$—	$—
Municipal securities	50	—	—	50
Marketable securities	405	—	405	—

Total	$39,383	$38,928	$405	$50

Cash and cash equivalents consist primarily of checking accounts and highly rated money market funds with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity. Bank debt consists of loans drawn under our bank credit facility. Based on our assessment of the current financial market and corresponding risks associated with the debt, we believe that the carrying amount of bank debt at December 31, 2011 approximates fair value based on the level 2 valuation hierarchy of the fair value measurements standard.

During the fourth quarter of 2011, we recognized losses of $0.7 for an investment deemed to be other-than-temporarily impaired. These amounts are included in other income (expense), net in our Consolidated Statements of Operations.

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

15.  Operating Segments and Geographic Information

We consider our business to consist of one segment which is providing services and customizable medical devices to biopharmaceutical organizations and, to a lesser extent, healthcare organizations. We operate on a worldwide basis with two primary locations in the United States, categorized below as North America, and one primary location each in the U.K. and Germany. A large portion of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology, and revenues are generally allocated to the geographic segment in which the work is performed.

Geographic information is as follows (in thousands):

	Year Ended December 31, 2009
	North America	UK	Germany	Eliminations	Total
Service revenues	$49,869	$14,786	$—	$—	$64,655
Site support revenues	18,600	8,067	—	—	26,667
EDC licenses and services revenues	2,501	—	—	—	2,501

Net revenues from external customers	$70,970	$22,853	$—	$—	$93,823

Operating income	$12,924	$4,989	$—	$—	$17,913
Long-lived assets	$20,715	$3,490	$—	$—	$24,205
Total assets	$142,685	$22,176	$—	$—	$164,861

	Year Ended December 31, 2010
	North America	UK	Germany	Eliminations	Total
Service revenues	$41,805	$22,765	$21,148	$—	$85,718
Site support revenues	18,918	10,312	26,044	—	55,274

Net revenues from external customers	60,723	33,077	47,192	—	140,992
Intersegment revenues	12,599	65	—	(12,664)	—

Total revenues	$73,322	$33,142	$47,192	$(12,664)	$140,992

Operating income	$(211)	$10,510	$5,318	$—	$15,617
Long-lived assets	$23,345	$6,230	$13,040	$—	$42,615
Total assets	$98,266	$16,701	$99,868	$—	$214,835

	Year Ended December 31, 2011
	North America	UK	Germany	Eliminations	Total
Service revenues	$46,005	$20,275	$33,009	$—	$99,289
Site support revenues	19,373	11,343	54,917	—	85,633

Net revenues from external customers	65,378	31,618	87,926	—	184,922
Intersegment revenues	26,485	114	192	(26,791)	—

Total revenues	$91,863	$31,732	$88,118	$(26,791)	$184,922

Operating income	$4,917	$9,130	$5,460	$—	$19,507
Long-lived assets	$26,222	$7,449	$19,601	$—	$53,272
Total assets	$106,252	$26,984	$107,132	$—	$240,368

eResearchTechnology, Inc. and Subsidiaries

Notes To Consolidated Financial Statements — (Continued)

16.  Quarterly Financial Data (Unaudited)

The quarterly data below includes all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation (in thousands, except per share data).

	2010
	March 31	June 30	September 30	December 31
Net revenues:
Services	$14,835	$18,697	$25,929	$26,257
Site support	7,033	10,399	19,199	18,643

Total net revenues	21,868	29,096	45,128	44,900

Costs of revenues:
Cost of services	7,311	8,325	13,526	14,241
Cost of site support	2,799	4,957	11,505	10,951

Total costs of revenues	10,110	13,282	25,031	25,192

Gross margin	11,758	15,814	20,097	19,708
Operating income	2,747	1,051	6,589	5,230
Net income	1,752	826	3,173	4,120
Basic net income per share	$0.04	$0.02	$0.06	$0.08
Diluted net income per share	$0.04	$0.02	$0.06	$0.08

	2011
	March 31	June 30	September 30	December 31
Net revenues:
Services	$23,977	$22,416	$25,193	$27,703
Site support	17,722	20,433	22,890	24,588

Total net revenues	41,699	42,849	48,083	52,291

Costs of revenues:
Cost of services	13,156	13,615	14,554	14,738
Cost of site support	10,123	13,189	13,574	16,170

Total costs of revenues	23,279	26,804	28,128	30,908

Gross margin	18,420	16,045	19,955	21,383
Operating income	5,354	2,570	5,233	6,350
Net income	3,093	1,781	4,327	4,527
Basic net income per share	$0.06	$0.04	$0.09	$0.09
Diluted net income per share	$0.06	$0.04	$0.09	$0.09

We have included RS’s operating results in our consolidated statements of operations from the date of the acquisition, May 28, 2010.

The quarter ended December 31, 2011 included a $0.3 million reduction in our tax provision related to recording an adjustment to deferred taxes.

Basic and diluted net income per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly net income per share may not agree with the calculated full year net income per share.

SCHEDULE II

eResearchTechnology, Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(in thousands)

	Balance Beginning of Period	Charges to Expense	Deductions from Reserve		Balance End of Period
December 31, 2009	$695	$215	$362	(a)	$548
December 31, 2010	$548	$76	$109	(a)	$515
December 31, 2011	$515	($46)	$262	(a)	$207

(a)	Write-off of individual accounts receivable.