Form 10-K/A
period 2011-12-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2012-04-30
CIK 1026650

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common Stock, $.01 par value per share	49,388,216 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

(i)

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of eResearchTechnology, Inc. (the “Company”) for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 2, 2012 (the “Form 10-K”). The Company is filing this Amendment No. 1 to provide the information required by Part III. In addition, the Company is also including Exhibits 31.3 and 31.4 as required by the rules applicable to the filing of this Amendment No. 1 and accordingly includes a revised Part IV, Item 15.

Except as described above, no changes have been made to the Form 10-K, and this Amendment No. 1 does not amend, update or change the financial statements, the Report of Independent Registered Public Accounting Firm or any other items or disclosures in the Form 10-K. This Amendment No. 1 should be read in conjunction with the Form 10-K.

(ii)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our directors and executive officers, and certain information regarding them, is set forth below. Executive officers are elected by the Board of Directors and serve at the pleasure of the Board.

Name	Age	Position
Jeffrey S. Litwin, MD	54	President, Chief Executive Officer and a Director
Keith D. Schneck	56	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
John M. Blakeley	44	Executive Vice President and Chief Commercial Officer
Thomas P. Devine	59	Executive Vice President and Chief Information Officer
Amy Furlong	39	Executive Vice President and Chief Operations Officer
Joel Morganroth, MD	66	Executive Vice President, Chief Scientific Officer and a Director
Achim Schülke	50	Executive Vice President and Chief Technology Officer
Klaus P. Besier	60	Director
Stephen M. Scheppmann	56	Director
Gerald A. Faich, MD, MPH	69	Director
Elam M. Hitchner	65	Chairman of the Board of Directors
Stephen S. Phillips	66	Director

Dr. Litwin has served on our board of directors and as our President and Chief Executive Officer since May 2011. His term as a director will expire at the 2012 Annual Meeting of Stockholders. Dr. Litwin is a cardiologist and previously served as our Executive Vice President and Chief Medical Officer from December 2005 to April 2011. He served as our Senior Vice President and Chief Medical Officer from July 2000 until December 2005. Dr. Litwin serves on the DIA Annual Meeting planning committee, the Applied Clinical Trials Editorial Board, and the Board of Directors of the Metrics Champion Consortium.

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

Mr. Blakeley has been our Executive Vice President and Chief Commercial Officer since October 2010. Mr. Blakeley served as our Executive Vice President, Sales and Marketing from February 2008 to October 2010 and as our Senior Vice President, International Operations and Sales from September 2006 to February 2008. He served as our Group Vice President, International Business Development from January 2005 to August 2006 and as our Director of Business Development from May 2002 to December 2004. Prior to joining ERT, Mr. Blakeley was Managing Director of a medical devices specialist.

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

Dr. Morganroth has served as a member of our Board of Directors since 1997 and as our Chief Scientific Officer since April 2006. His term as a director will expire at the 2014 Annual Meeting of Stockholders. He previously served as the

Chairman of our Board of Directors from 1999 to April 2011 and interim President and Chief Executive Officer from December 2010 to April 2011. Dr. Morganroth also served as our Chief Scientist from March 2001 to December 2005 and our Chief Executive Officer from 1993 to March 2001. In addition, Dr. Morganroth has consulted for us since 1977. Dr. Morganroth is a globally recognized cardiologist and clinical researcher who served for over ten years as a Medical Review Officer/Expert for the U.S. Food and Drug Administration.

Mr. Schülke has been our Executive Vice President and Chief Technology Officer since October 2010. Mr. Schülke joined us in May 2010 following our acquisition of Research Services Germany 234 GmbH, which we refer to as RS, and held the position of Vice President until October 2010. Prior to joining us, Mr. Schülke held various leadership positions in healthcare technology within CareFusion Corporation, the parent of RS, including Vice President of CareFusion from September 2009 until May 2010, Vice President of Cardinal Health from July 2008 to September 2009 and Vice President of VIASYS Healthcare from 2001 to 2007.

Mr. Besier has served on our board of directors since December 2010 and his term will expire at the 2012 Annual Meeting of Stockholders. Mr. Besier has served as CEO of RES Software since 2010. From 2008 to 2010, Mr. Besier served as CEO of Pramata, Inc., a company specializing in contracts intelligence. From 2006 to 2007, Mr. Besier served as President and CEO of Neoware, Inc., a software company which was acquired by HP in 2007. Mr. Besier serves as a director of ICG Commerce.

Mr. Scheppmann has served on our board of directors since January 2006 and his term will expire at the 2012 Annual Meeting of Stockholders. Since September 2007, Mr. Scheppmann has served as Executive Vice President and Chief Financial Officer of Teradata Corporation, a data warehousing and enterprise analytics company. From May 2006 until May 2007, he served as Executive Vice President and Chief Financial Officer for Per-Se Technologies, Inc., a healthcare business services and information technology company and a wholly-owned subsidiary of McKesson Corporation. From May 2000 to May 2006, Mr. Scheppmann served as Executive Vice President and Chief Financial Officer for NOVA Information Systems, Inc., a leading electronics payments processing company.

Dr. Faich has served on our board of directors since 2004 and his term will expire at the 2013 Annual Meeting of Stockholders. Dr. Faich has served on our board of directors since 2004. Dr. Faich has served as President of Pharmaceutical Safety Assessments, a consulting firm, since 1996 and served as Senior Vice President of UBC Epidemiology and Risk Management from June 2005 to December 2011. Dr. Faich co-chaired the original CIOMS International Adverse Reaction Working Group and was a founding board member of the International Society of Pharmacoepidemiology. Dr. Faich is a Fellow of the American Colleges of Physicians, Preventive Medicine and Epidemiology and has authored over 90 scientific papers and received numerous awards. He is currently a Senior Scholar at the Jefferson Medical University.

Mr. Hitchner has served on our board of directors since 2004 and as the Chairman of our Board of Directors since April 2011. His term will expire at the 2013 Annual Meeting of Stockholders. Mr. Hitchner was a partner in the law firm of Pepper Hamilton LLP from May 1992 to June 1999, and returned to the firm in January 2001 as a partner and, subsequently, counsel through 2004. Commencing in 2005, Mr. Hitchner began providing consulting services to the firm.

Mr. Phillips has served on our board of directors since August 2002 and his term will expire at the 2014 Annual Meeting of Stockholders. Mr. Phillips has served as Special Counsel to Medtronic, Inc. since 1999. Mr. Phillips was the Executive Vice President, General Counsel and Secretary of Sofamor Danek Group, Inc., a manufacturer of spinal implants and cranial navigation systems used in neurosurgery, before its acquisition in 1999 by Medtronic. Mr. Phillips serves on the advisory boards of several privately-held companies.

There are no family relationships among our directors and our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires that our officers and directors, as well as persons who own 10% or more of a class of our equity securities, file reports of their ownership of our securities, as well as statements of changes in such ownership, with us and the Securities and Exchange Commission. Based upon written representations we received from our officers, directors and 10% or greater stockholders, and our review of the statements of beneficial ownership changes our officers, directors and 10% or greater stockholders filed during 2011, we believe that all such filings required during 2011 were made on a timely basis.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to our Chief Executive Officer, Chief Financial Officer (who serves as our principal financial and principal accounting officer) and other employees and directors. The Code of Ethics and Business Conduct is available on our website at www.ERT.com. We intend to post amendments to or waivers of our Code of Ethics and Business Conduct, to the extent applicable to our Chief Executive Officer and Chief Financial Officer, at that location on our website.

Changes to Procedures by Which Stockholders May Recommend Nominees to our Board of Directors

As a result of the amendment and restatement of our bylaws in July 2011, we have established advance notice procedures if a stockholder wishes to nominate a candidate for election as a director. These procedures include the submission of specified information regarding the proponent and the nominee within prescribed time frames. The failure to comply with these procedures would allow us to disregard the nomination for having failed to have been properly brought before the meeting.

Audit Committee

We have established an audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Dr. Faich and Messrs. Hitchner and Scheppmann are the current members of our audit committee, all of whom, in the judgment of our board, are independent in accordance with Rule 5605(a)(2) of the Nasdaq listing standards and satisfy the criteria in Rule 5605(c)(2) of the Nasdaq listing standards. Our audit committee is primarily responsible for engaging and approving the services performed by our independent registered public accountants and reviewing and evaluating our accounting principles and reporting practices and its system of internal accounting controls. Our audit committee has the responsibility and authority described in its written charter, which has been adopted and approved by our board of directors and made available on our website at www.ERT.com. Mr. Scheppmann has been determined by our board of directors to be an “audit committee financial expert” as defined in Item 407 of Regulation S-K and serves as the chairman of our audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis focuses on the 2011 compensation of the individuals who served as our principal executive and financial officers during 2011, together with our three other most highly compensated executive officers. Throughout this report, we refer to these individuals as our named executive officers. You should read this discussion and analysis together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Our Compensation Philosophy

Our compensation philosophy was developed to balance and align the goals of executive management and our stockholders. The program is intended to attract, motivate, reward and retain the management talent required to achieve our corporate objectives and increase stockholder value, while at the same time making the most efficient use of stockholder resources. To this end, the compensation philosophy puts a strong emphasis on pay for performance, to correlate the long-term growth of stockholder value with management’s most significant compensation opportunities.

Review of External Data

Periodically, as part of the annual review of compensation, our compensation committee has engaged third-party compensation consulting firms to review our executive compensation program. During 2009, the compensation committee engaged Exequity LLP (“Exequity”), an independent executive compensation advisor, to review our executive compensation program. This review covered pay levels, annual and long-term incentive program designs, benefits and perquisites and the material terms of our employment agreements.

With respect to pay level benchmarking, Exequity compared the compensation of our executive officers to relevant benchmark communities by using two different sources: (1) annual proxy statements filed with the SEC by a specific set of peer group companies selected by our senior management and approved by the compensation committee and (2) compensation survey data. The specific companies studied for the purposes of the analysis of annual proxy statements (“the proxy peer group”) include the following:

• Affymetrix, Inc.	• Kendle International, Inc.

• Albany Molecular Research, Inc.	• Life Sciences Research, Inc.

• Arena Pharmaceuticals, Inc.	• PDI Inc

• Bio Reference Labs	• Pharmanet Development Group, Inc.

• Bioclinica, Inc.	• SYMYX Technologies, Inc.

• Caliper Life Sciences, Inc.	• Tripos Inc.

• Exelixis, Inc.	• Vital Images, Inc.

• Illumina, Inc.

These 15 publicly-traded (at the time of the proxy filings used in the study) contract research organizations, life sciences companies and other organizations represent companies with whom we might compete for executive talent, and had total annual revenues and market capitalizations within a range of our total annual revenues and market capitalization that our senior management and compensation committee deemed to be acceptable for the purposes of a compensation benchmarking comparison. Exequity also reviewed various size and financial performance indicators for this group of companies—including revenues, one-year and three-year revenue growth rates, market capitalization, net income, gross profit, EBIT, EBITDA, diluted EPS excluding extraordinary items, return on equity, return on assets, return on capital, one-year total shareholder return and three-year total shareholder return—to provide a framework for assessing how these companies’ pay levels aligned with their respective performance. The compensation survey data used in Exequity’s review came from The Culpepper Executive Survey and The Radford Life Sciences Survey—focusing on specific data that best reflected the responsibilities and scopes of our executives’ positions. Exequity did not review the size and financial performance indicators for the companies included in the compensation surveys that were not part of our proxy peer group.

Based on the compensation information collected from the annual proxy statements and the compensation surveys, Exequity compiled comparative compensation data for each of our named executives and selected other executives. In each case, Exequity analyzed the compensation elements that comprised the primary components of the compensation for our named executive officers (as discussed further below), including: 2009 base salary, 2008 short-term non-equity incentive compensation (which, together with base salary, Exequity refers to as total cash compensation) and 2009 long-term equity incentives. Exequity also incorporated our 2009 target short-term non-equity incentive compensation (which, together with base salary, Exequity refers to as target total cash compensation) into the analysis and compared it to the benchmark compensation data to assess the then-current target total compensation levels. Exequity collected this data at the 25th, 50th and 75th percentiles and compared the officer positions to benchmark positions based upon similar position responsibilities. The results of Exequity’s analysis indicated that aggregate pay levels (separately reflecting 2008 actual bonus and 2009 target bonus) for our executive officers were within an acceptable range around the market medians for all comparative sources, particularly in light of our generally strong financial performance indicators. Total compensation levels by individual executive officer were generally close to the market median which the compensation committee felt to be appropriate when considered together with all other factors evaluated in establishing compensation for our executive officers. In considering decisions with respect to 2011 compensation, our compensation committee consulted Exequity, which advised that its 2009 analysis remained current and valid. As a result, our compensation committee based its 2011 pay decisions described below in part on this analysis.

With respect to the construct of our executive compensation programs in aggregate, Exequity’s study indicated that our annual bonus program design and the minimal executive benefits and perquisites provided are consistent with the practices of the proxy peer group. However, the review of the design of long-term incentive compensation programs indicated that a number of companies in our proxy peer group employ more types of long-term incentive vehicles than we had traditionally employed. Generally, we had used stock options as the only form of long-term incentive compensation. A majority of the proxy peer group grant stock options plus at least one other long-term incentive compensation vehicle—most commonly restricted stock—on an annual basis. Based on this finding, beginning with 2010, our compensation committee determined that long-term incentive awards would be made 50% by value in each of stock options and restricted stock.

Elements of Our Compensation Program

In 2011, the basic components of named executive officer compensation consisted of base salary, a cash incentive bonus plan with both company and individual performance objectives and long-term incentives in the form of stock options and restricted stock. All of our named executive officers’ compensation included each of these components. In addition, Dr. Morganroth’s professional corporation received consulting fees for consulting services it performed for us. For more information on specific compensation elements for each named executive officer see “—Compensation of our Named Executive Officers” below.

The relative weighting of each of the three basic components is designed to reward both short-term and long-term performance. For 2011, excluding Dr. Morganroth’s consulting fees, our executive officers’ base salaries represented approximately 39% to 47% of their respective total compensation, the cash incentive plan component represented approximately 16% to 24% of their respective total compensation and the long-term equity component represented approximately 28% to 39% of their respective total annual compensation.

Total Cash Compensation. This is a combination of both base salary plus annual cash incentives, and, in limited circumstances, bonus payments. We face competition for qualified employees, and our compensation committee believes it is important that executive officer compensation levels be competitive with contract research organizations and other comparable companies. The total cash compensation is based upon the outcome of the various elements of the collection of external data described above.

For 2011, we established the base salaries of our executive officers, including our named executive officers, with particular reference to and focus on their respective contributions to and responsibilities with the company, their relative positioning with respect to the benchmark company comparably situated executives and the effect on their responsibilities in light of the RS acquisition and the integration and implementation of the respiratory business. As a consequence, the percentage increases in base and aggregate compensation among our executive officers varied for the reasons discussed in greater detail below.

In 2011, we continued to offer a cash incentive compensation program permitting our executive officers to earn cash bonuses based on achieving targeted financial goals as well as individual performance. We designed this program to reward participants for achieving financial, operating and individual goals that are key to the success of our business and aligned with the near- and long-term interests of our stockholders. Based on recommendations of management, the compensation committee established targeted financial goals. The compensation committee also maintained the portion of the cash incentive compensation program related to individual goals for our named executive officers at between 29% and 30% for 2011. Each executive officer was eligible to participate in the program.

Before or at the beginning of each fiscal year for compensation matters pertaining to fiscal years prior to 2012, our board, at the recommendation of the compensation committee, working with our chief executive officer, set the quantitative performance goals under our cash incentive compensation plan, set goals for individual performance and finalized each participant’s bonus opportunity. For 2011, we initially set the cash incentive compensation opportunities for all of our named executive officers at 50% of base salary except for Dr. Morganroth, who was then serving as our chief executive officer, whose opportunity was set at 75% of his base salary. These decisions were based on the market data described above and the recommendation of Dr. Morganroth (for named executive officers other than Dr. Morganroth), with which our compensation committee concurred. Effective May 1, 2011, our board appointed Dr. Litwin to serve as our President and Chief Executive Officer and, in connection with that appointment, his bonus opportunity for the portion of 2011 in which he served as such was increased to 75% of his base salary. The quantitative performance targets, as described below, included revenues, adjusted net income and contract bookings targets.

We identified revenues and adjusted net income as the primary quantitative performance targets because these were the two key measures which would influence our financial performance and on which we wanted our named executive officers to focus. The adjusted net income target reflected the adjustments to net income calculated in accordance with accounting principles generally accepted in the United States that we have reported as part of our periodic reports on our results of operations. Given the importance of managing our business to the bottom line profit goals, we gave substantially greater weight to the adjusted net income target than to the revenue target. For 2011, the revenue and adjusted net income targets were $185.0 million and $22.0 million, respectively, and we achieved 100% and 75% of those respective targets.

The following table summarizes the bonus opportunity and related performance targets we set in 2011 for each of our named executive officers:

		Percentage of Bonus Opportunity Based On
Name	Bonus Opportunity	Revenues	Adjusted Net Income	Contract Revenues	Individual Performance
Jeffrey S. Litwin, M.D. (1)	$335,833	15%	52.3%	3.6%	29.1%
Joel Morganroth, M.D.	371,250	15	55	—	30
Keith D. Schneck	160,000	15	55	—	30
Amy Furlong	170,000	15	55	—	30
Achim Schülke	155,000	15	55	—	30
John B. Sory	167,500	15	55	—	30

(1)	Dr. Litwin’s bonus opportunity of $60,833 for the first four months of 2011 was based 15% on revenues, 40% on adjusted net income, 25% on individual goals and 20% on contract revenues. His bonus opportunity of $275,000 for the eight months of 2011 during which he served as our chief executive officer was based 15% on revenues, 55% on adjusted net income and 30% on individual goals.

We establish financial and operating performance targets that we believe are reasonably attainable based on information available to us when the targets are approved. If our named executive officers and we perform as we expect, we anticipate that participants will achieve 100% of their bonus opportunity. Bonuses are payable based on the extent to which targets are achieved. Bonuses are normally payable within ninety days after the end of the year in which the bonuses are earned. Our compensation committee retains the discretion to adjust the amount of any bonus paid under the plan, regardless of the extent to which any of the performance targets is achieved.

Dr. Morganroth was entitled to additional compensation, which is not included in the discussion or table above. Dr. Morganroth’s professional corporation was entitled to an 80% share of the net revenues we recognized for the ERT Consulting Group for Dr. Morganroth’s services to our customers. For more information on specific compensation elements for each named executive officer see “—Compensation of our Named Executive Officers” below.

Long-Term Incentive in Form of Stock Options and Restricted Stock. Our compensation committee believes that appropriate management ownership of our stock is an effective tool to assist in the process of building stockholder value. Additionally, we use this compensation tool to assist in aligning the interests of management and our stockholders. Our compensation committee has used stock options, rather than other forms of long-term incentives, because they create value for the executive only if stockholder value is increased through an increased share price. Since 2010, equity-based compensation has also included restricted stock, which our compensation committee believes further aligns the interests of our named executive officers with those of our stockholders. Equity-based compensation may also include stock appreciation rights, restricted stock units or other long term performance awards as permitted by our Amended and Restated 2003 Equity Incentive Plan. Equity awards are typically approved toward the end of each year or early in the following year, with the grant date historically having been set shortly after our announcement of results of operations for the preceding year to ensure that the value of the awards and the exercise price of options included as part of the award take into account any impact of the public disclosure of information regarding our results of operations for the prior year. In addition, new executive officers may receive a grant of long-term equity incentives as part of their negotiated compensation package. Options are granted at a per share exercise price equal to the market price of our common stock on the date of grant. All options typically become exercisable over four years, in equal annual increments beginning one year after the date of grant, contingent upon the officer’s continued employment with us. Awards of restricted stock typically have similar terms for the lapse of restrictions applicable to those shares.

Other Benefits. Our named executive officers also participated in benefit programs in which all of our employees, or certain categories of employees that included our named executive officers, were eligible to participate. All employees in the United States were eligible to participate in the 401K Retirement Savings Plan (the “401K Plan”). The 401K Plan is a tax-qualified retirement savings plan pursuant to which all United States-based employees were able to contribute the lesser of up to 25%, or in the case of highly compensated employees, which would include all of our named executive officers, up to 9% of their annual salary or the limit prescribed by the Internal Revenue Service to the 401K Plan on a before-tax basis.

We matched 50% of the first 6% of pay that was contributed to the 401K Plan. Except for Dr. Morganroth, all of our named executive officers participated in the 401K Plan. All employee contributions to the 401K Plan vested immediately upon contribution and our matching contributions vest at a rate of 25% for each year of employment after the first full year of employment, such that 100% of the matching component is vested after five years of service with us. All employees at the level of vice president and higher, which included all of our named executive officers, received a monthly car allowance of $770 per month except for Dr. Morganroth, who received a monthly car allowance of $1,000, and Dr. Litwin, whose monthly allowance was increased to $1,000 when he became our chief executive officer. All employees are offered life insurance at two times their respective salary, up to a maximum of $450,000, for which we pay the premium which, in 2011, amounted to approximately $0.082 per month per $1,000 of coverage for each of our named executive officers. All employees are offered long-term disability insurance at 60% of monthly salary up to a maximum monthly benefit of $10,000, for which we pay the premium which, in 2011 amounted to approximately $0.256 per $100 of monthly benefit. All employees are offered short-term disability insurance at 60% of weekly salary up to a maximum weekly benefit of $2,000, for which we pay 55% of the premium, except for Dr. Litwin and Mr. Devine for whom we pay 100% of the premium. In 2011, these payments amounted to $5.506 per week or, for Dr. Litwin and Mr. Devine, $10.011 per week. All employees are offered health insurance for which we pay a portion of the premium. We have entered into employment agreements with all of our executive officers which include change of control and severance payments under certain circumstances that are designed to promote stability and continuity of senior management. For further information regarding amounts paid or payable under such agreements for the named executive officers, see “—Potential Payments Upon Termination or Change of Control.”

Compensation of Our Named Executive Officers

As described above, the core components of 2011 compensation for each of our named executive officers consisted of base salary, cash incentive bonus and long-term incentive equity awards. The level for each of these components was determined by our compensation committee consistent with the principles described in this Compensation Discussion and Analysis.

Dr. Litwin was our Executive Vice President and Chief Medical Officer from January 1, 2011 through April 30, 2011, and has served as our President and Chief Executive Officer since May 1, 2011. Effective January 1, 2011, Dr. Litwin’s base salary was increased by approximately 3.9% to $365,000 and was further increased effective May 1, 2011 to $550,000 due to the substantial increase in responsibility incidental to his new position, which our compensation committee believed to be appropriate in light of our prior compensation practices with our president and chief executive officers and benchmark companies. For the year ended December 31, 2011, Dr. Litwin received a bonus of $291,385 based upon the achievement of the financial goals described above and his individual performance which, in the judgment of our compensation committee, merited payment of the full portion of his bonus opportunity allocated to his individual performance objectives. In his role as Chief Medical Officer, Dr. Litwin presented multiple webinars with more than 100 attendees, completed the cardiologist training we had targeted, substantially reduced the number of legacy RS cardiologists reading ECGs, increased the accuracy of cardiologist readings generally and evaluated a potential strategic acquisition transaction. As Chief Executive Officer, he improved our German operations, encouraged restructuring of sales incentives and improved the general management of the company. We also awarded Dr. Litwin an initial grant of 35,437 stock options valued at $3.09 per share, a total of $109,511, and 16,950 shares of restricted stock valued at $6.46 per share, a total of $109,497. (All valuations of stock options in this section are based on the Black-Scholes valuation method as of the grant date, and all valuations of restricted stock are based on the closing price of our common stock on the grant date.) Upon Dr. Litwin’s appointment as our Chief Executive Officer, we made an additional grant in recognition of his increased responsibilities of 31,327 stock options valued at $2.99 per share, a total of $93,527, and 15,083 shares of restricted stock valued at $6.21 per share, a total of $93,665.

Dr. Morganroth was our interim President and Chief Executive Officer from January 1, 2011 until April 30, 2011, and has served as our Executive Vice President since May 1, 2011. He also served as our Chief Scientific Officer throughout 2011 and had assumed additional executive responsibilities following the announcement of the pending retirement of our former president and chief executive officer. Effective January 1, 2011, Dr. Morganroth’s base salary was increased by approximately 4.2% to $495,000. In addition, as compensation for the additional executive responsibilities Dr. Morganroth had assumed, including commencing service as our interim President and Chief Executive Officer in December 2010, our compensation committee also increased his 2011 bonus opportunity from 50% to 75% of his base salary and increased his targeted equity award from approximately 53% to 100% of base salary. Upon Dr. Litwin’s appointment as our President and Chief Executive Officer effective May 1, 2011, our compensation committee determined to continue Dr. Morganroth’s compensation at its then-effective levels in light of his efforts on our behalf in the transition from our prior president and chief executive officer, his service as our interim President and Chief Executive Officer and his anticipated role in assisting in the transition of Dr. Litwin into his new position. For the year ended December 31, 2011, Dr. Morganroth received a bonus of $263,472, representing approximately 72% of his bonus opportunity. Our compensation committee concluded that Dr. Morganroth’s performance as Chief Scientific Officer merited the bonus due to the continued growth of our consulting business. We also awarded Dr. Morganroth a grant of 80,097 stock options valued at $3.09 per share, a total of $247,524, and 38,313 shares of restricted stock valued at $6.46 per share, a total of $247,502.

Mr. Schneck was our Executive Vice President and Chief Financial Officer for the year ended December 31, 2011. Mr. Schneck’s base salary increased approximately 7.1% to $320,000 in 2011, which reflected his increased responsibilities in light of the RS acquisition. For the year ended December 31, 2011, he received a bonus of $113,550, based upon the achievement of the financial goals described above and his individual performance which, in the compensation committee’s judgment, merited payment of approximately 50% of the portion of his bonus opportunity allocated to his individual performance goals. Our compensation committee noted that implementation of the new information technology platform to improve financial planning had been put on hold, that average days outstanding for accounts receivable had improved but remained an issue with our German operations, forecasting continued to need improvement and the reduction of operating expenses had been partially offset by higher costs in Germany. We also awarded Mr. Schneck a grant of 38,835 stock options valued at $3.09 per share, a total of $120,012, and 18,576 shares of restricted stock valued at $6.46 per share, a total of $120,001.

Ms. Furlong was our Executive Vice President and Chief Operations Officer for the year ended December 31, 2011. Ms. Furlong’s base salary increased approximately 17.2% to $340,000 in 2011. Ms. Furlong’s compensation increase reflected a significant increase in responsibilities by reason of the RS acquisition. For the year ended December 31, 2011, she received a bonus of $146,147, based upon the achievement of the financial goals described above and her individual performance which, in the compensation committee’s judgment, merited payment of the full portion of her bonus opportunity allocated to her individual performance goals. Ms. Furlong successfully implemented an integration plan that expanded our capacity for new business and established measures of success for quality and productivity improvements, established a centralized customer care center and reduced the dropped call rate well below the targeted level, increased our operational capacity to handle all requested studies and implemented a multi-modal ePRO technology with trained project managers. We also awarded Ms. Furlong a grant of 33,010 stock options valued at $3.09 per share, a total of $102,011, and 15,789 shares of restricted stock valued at $6.46 per share, a total of $101,997.

Mr. Schülke was our Executive Vice President and Chief Technology Officer for the year ended December 31, 2011. Mr. Schülke’s base salary increased approximately 13.1% from his annualized 2010 base salary to $322,207 in 2011. Mr. Schülke’s compensation adjustment reflected his role in respiratory services and the RS integration, particularly following the departure of the former chief executive officer of RS, as well as the general reconciliation of the prior compensation practices of RS with our practices. For the year ended December 31, 2011, he received a bonus of $125,502, based upon the achievement of the financial goals described above and his individual performance which, in the compensation committee’s judgment, merited payment of approximately 83% of the portion of his bonus opportunity allocated to his individual performance goals. Mr. Schülke assisted in the achievement of integration goals for our German operations, developed and implemented a sales and marketing plan for our respiratory services business that resulted in a significant increase in bookings and presented multiple webinars with over 100 attendees each to educate customers regarding the merits of centralization. We also awarded Mr. Schülke a grant of 50,097 stock options valued at $3.09 per share, a total of $154,815, and 14,396 shares of restricted stock valued at $6.46 per share, a total of $92,998.

Mr. Sory was our Executive Vice President and Chief Development Officer for the year ended December 31, 2011. Mr. Sory’s base salary increased approximately 3.1% to $335,000 in 2011. Mr. Sory’s compensation adjustment reflected the fact that his responsibilities had been significantly altered by reason of the RS acquisition. For the year ended December 31, 2011, he received a bonus of $123,898, based upon the achievement of the financial goals described above and his individual performance which, in the compensation committee’s judgment, merited payment of approximately 60% of the portion of his bonus opportunity allocated to his individual performance goals. Mr. Sory conducted a healthcare pilot to test an expanded service offering but the overall healthcare business did not grow as targeted. He also helped grow our Phase IV business across all business lines but did not develop a separate plan for Phase IV. He was able to provide direction to our ePRO business that allowed it to grow, and he evaluated and presented a strategic acquisition opportunity for our consideration. We also awarded Mr. Sory a grant of 32,524 stock options valued at $3.09 per share, a total of $100,509, and 15,557 shares of restricted stock valued at $6.46 per share, a total of $100,498.

Tax Considerations

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1,000,000 per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based which, for purposes of Section 162(m), does not include the consulting fees we pay to Dr. Morganroth’s professional corporation that are included in his total compensation for purposes of this compensation discussion and analysis. Non-performance-based compensation paid to our executive officers for 2011 did not exceed the $1,000,000 limit per officer, and our compensation committee does not anticipate that the non-performance-based compensation to be paid to our executive officers in the foreseeable future will exceed that limit.

Compensation Committee Report

Our compensation committee has reviewed and discussed the compensation discussion and analysis that appears under the caption “Executive Compensation — Compensation Discussion and Analysis” with management and, based on such review and discussions, our compensation committee recommended to our board that the disclosure set forth above under the caption “Executive Compensation — Compensation Discussion and Analysis” be included in this annual report on Form 10-K for the year ended December 31, 2011.

This report of our compensation committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other ERT filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this report by reference therein.

Gerald A. Faich, MD, MPH (Chair)

Klaus P. Besier

Elam M. Hitchner

Steven M. Phillips

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2011, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	(Bonus) ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan ($)	All Other Compensation ($)		Total ($)
Jeffrey S. Litwin, M.D. (2)	2011	$482,404	—	203,162	203,038	$291,385	$36,274	(3)	$1,216,263
Chief Executive Officer	2010	$351,190	—	105,355	105,536	$166,815	$33,089		$761,985
	2009	$281,190	—	—	106,535	$102,500	$30,496		$520,721

Joel Morganroth, MD (2)	2011	$495,000	—	247,502	247,524	$263,472	$1,235,121	(4)	$2,488,618
Executive Vice President and Chief Scientific Officer	2010	$475,000	—	124,999	125,213	$237,500	$1,243,723		$2,206,435
	2009	$202,757	—	—	149,149	$—	$1,334,788		$1,686,694

Keith D. Schneck	2011	$320,000	—	120,001	120,012	$113,550	$34,200	(3)	$707,763
Executive Vice President and Chief Financial Officer	2010	$298,700	—	112,010	112,203	$138,149	$32,835		$693,897
	2009	$298,700	—	—	159,803	$47,500	$28,329		$534,332

Amy Furlong	2011	$340,000	—	101,997	102,011	$146,147	$26,566	(3)	$716,720
Executive Vice President and Chief Operations Officer	2010	$290,000	—	86,999	87,148	$145,000	$25,855		$635,002
	2009	$258,940	—	—	106,535	$47,500	$24,483		$437,458

Achim Schülke (5)	2011	$322,207	—	92,998	154,815	$125,502	$66,245	(3)	$761,767
Executive Vice President and Chief Technology Officer	2010	$156,814	—	—	281,393	$64,390	$44,080		$546,676
	2009	$—	—	—	—	$—	$—		—

John B. Sory	2011	$335,000	—	100,498	100,509	$123,898	$64,132	(6)	$724,037
Executive Vice President and Chief Development Officer	2010	$325,000	—	—	—	$150,313	$30,450		$505,763
	2009	$31,250	—	—	225,345	$—	$2,143		$258,738

(1)	Reflects the aggregate grant date fair value in accordance with FASB ASC Topic 718. See note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 2, 2012 (the “Form 10-K Report”) for more information about our accounting for stock-based compensation arrangements, including the assumptions made in valuing such option awards.
(2)	Dr. Litwin served as our Executive Vice President and Chief Medical Officer from January 1, 2011 through April 30, 2011 and as our President and Chief Executive Officer commencing on May 1, 2011. Dr. Morganroth served as our interim President and Chief Executive Officer, as well as our Chief Scientific Officer, from January 1, 2011 through April 30, 2011 and as our Executive Vice President and Chief Scientific Officer commencing May 1, 2011.
(3)	Represents the sum of our 401K Plan contributions and the dollar value of the insurance premiums, the automobile allowance and parking we paid.
(4)	Represents the sum of the dollar value of the insurance premiums, automobile allowance and parking we paid to Dr. Morganroth and the $1,219,800 in consulting fees we paid to Dr. Morganroth’s wholly-owned professional corporation in accordance with our consulting agreement. See Item 13 of the Form 10-K Report and note 10 to our consolidated financial statements included in the Form 10-K Report for more information about the consulting agreement.
(5)	Mr. Schülke’s compensation is set in U.S. dollars but paid in euros. The dollar figures in the table above are based on converting the euros paid to Mr. Schülke using a 12-month average exchange rate of euros into dollars for 2011.
(6)	Represents the sum of our 401K plan contributions, the dollar value of the insurance premiums, automobile allowance and parking and $37,361 in travel, dining and accommodations while working in our Philadelphia office that we paid Mr. Sory.

Grants of Plan Based Awards

The table below provides certain information with respect to equity awards granted to our named executive officers during 2011. Awards under the 2011 non-equity incentive plan were made in December 2010 and thus are omitted from this table.

Name	Grant Date	Action Date (1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Jeffrey S. Litwin, MD	3/2/2011	2/24/2011		35,437	$6.46	$109,511
	3/2/2011	2/24/2011	16,950		—	$109,497
	5/3/2011	4/28/2011		31,327	$6.21	$93,527
	5/3/2011	4/28/2011	15,083		—	$93,665

Joel Morganroth, MD	3/2/2011	2/24/2011		80,097	$6.46	$247,524
	3/2/2011	2/24/2011	38,313		—	$247,502

Keith D. Schneck	3/2/2011	2/24/2011		38,835	$6.46	$120,012
	3/2/2011	2/24/2011	18,576		—	$120,001

Amy Furlong	3/2/2011	2/24/2011		33,010	$6.46	$102,011
	3/2/2011	2/24/2011	15,789		—	$101,997

Achim Schülke	3/2/2011	2/24/2011		50,097	$6.46	$154,815
	3/2/2011	2/24/2011	14,396		—	$92,998

John B. Sory	3/2/2011	2/24/2011		32,524	$6.46	$100,509
	3/2/2011	2/24/2011	15,557		—	$100,498

(1)	The action date represents the date that the compensation committee approved the option and restricted stock grants. The grant date was one business day after our release of our 2011 results of operations, except that the grant date for Dr. Litwin’s award upon his appointment as our President and Chief Executive Officer was one business day after our release of our results of operations for the fiscal quarter ended March 31, 2011. See “-Compensation Discussion and Analysis – Components of Our Compensation Program – Long-Term Incentives in Form of Stock Options.”
(2)	All stock and option awards were made under the terms of our Amended and Restated 2003 Equity Incentive Plan. All options become exercisable and all restricted stock vests over four years, in equal annual increments beginning one year after the date of grant. The vesting of all options and restricted stock is contingent upon the officer’s continued employment with us, subject to acceleration under certain circumstances in accordance with the terms of the named executive officer’s employment agreement or as determined by our compensation committee as authorized under the plan. The options expire seven years following the date of the grant or 90 days from the date the executive terminates employment.

Impact of Compensation Policies on Risk Management

Our compensation committee reviewed our compensation policies and practices for our employees and concluded that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on us.

Outstanding Equity Awards at Fiscal Year-End

The table below provides certain information with respect to equity awards held by our named executive officers at December 31, 2011.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested
Jeffrey S. Litwin, MD	52,500	—	$6.29	4/22/2013	13,061	$61,256
	27,001	—	$22.09	2/9/2014	16,950	$79,496
	20,000	—	$15.46	2/14/2012	15,083	$70,739
	20,000	—	$14.70	2/10/2013
	20,000	—	$7.41	2/23/2014
	18,750	6,250	$12.00	2/28/2015
	25,000	25,000	$4.60	3/2/2016
	9,114	27,342	$6.05	2/26/2017
	—	35,437	$6.46	3/2/2018
	—	31,327	$6.21	5/3/2018

Joel Morganroth, MD	90,000	—	$6.29	4/22/2013	15,496	$72,676
	37,500	—	$22.09	2/9/2014	38,313	$179,688
	30,000	—	$15.46	2/14/2012
	30,000	—	$14.70	2/10/2013
	30,000	—	$7.41	2/23/2014
	22,500	7,500	$12.00	2/28/2015
	35,000	35,000	$4.60	3/2/2016
	10,813	32,440	$6.05	2/26/2017
	—	80,097	$6.46	3/2/2018

Keith D. Schneck	75,000	25,000	$14.52	7/28/2018	13,886	$65,125
	37,500	37,500	$4.60	3/2/2016	18,756	$87,121
	9,689	29,070	$6.05	2/26/2017
	—	38,835	$6.46	3/2/2018

Amy Furlong	5,625	—	$3.01	7/23/2012	10,785	$50,582
	11,250	—	$6.29	4/22/2013	15,789	$74,050
	20,250	—	$22.09	2/9/2014
	20,000	—	$15.46	2/14/2012
	20,000	—	$14.70	2/10/2013
	20,000	—	$7.41	2/23/2014
	26,250	6,250	$12.00	2/28/2015
	25,000	25,000	$4.60	3/2/2016
	7,526	22,578	$6.05	2/26/2017
	—	33,010	$6.46	3/2/2018

Achim Schülke	18,750	56,250	$7.94	5/28/2017	14,396	$67,517
	—	50,097	$6.46	3/2/2018

John B. Sory	37,500	37,500	$6.39	11/16/2016	15,557	$92,962
	—	32,524	$6.46	3/2/2018

(1)	All options become exercisable over four years, in equal annual increments beginning one year after the date of grant, with the exception of the grant of 7,500 options to Ms. Furlong at $12.00 per share which became exercisable in full one year after the date of grant. All restricted stock vests over four years, in equal annual increments beginning one year after the date of grant. The vesting of all options and restricted stock are contingent upon the officer’s continued employment with us, subject to acceleration under certain circumstances in accordance with the terms of the named executive officer’s employment agreement or as determined by our compensation committee as authorized under the Amended and Restated 2003 Equity Incentive Plan.

Option Exercises and Vesting of Restricted Stock

The following table provides certain information with respect to stock options exercised by, and shares of restricted stock that vested for, our named executive officers during 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Jeffrey S. Litwin, MD	73,750	$307,475	4,354	$27,517
Joel Morganroth, MD	—	—	5,165	$32,649
Keith D. Schneck	—	—	4,629	$29,255
Amy Furlong	—	—	3,595	$22,720
Achim Schülke	—	—	—	—
John B. Sory	—	—	—	—

(1)	Value realized equals the fair market value of the shares on the date of exercise less the exercise price.
(2)	Value realized equals the fair market value of the shares on the date vested.

Potential Payments Upon Termination or Change of Control

We have entered into employment agreements with each of our named executive officers other than Mr. Schülke under which we may be obligated to pay certain severance and other benefits under certain circumstances following termination of employment or changes of control of our Company. The agreements provide two potential benefits: one payable in connection with terminations upon death or disability or other than for cause, and one payable under certain circumstances in connection with a change of control of our Company.

Termination Upon Death or Disability or Other than For Cause. If any such officer’s employment is terminated upon death or disability or other than for cause, he or she will be entitled to a lump sum cash payment equal to 100% of his or her then-applicable base salary plus bonus, if any, together with continuation of benefits for one year, with the exception of Dr. Morganroth who is not entitled to continuation of benefits and Ms. Furlong who receives a cash payment equal to 50% of her base salary plus bonus and continuation of benefits for six months.

For purposes of these provisions, including the change of control benefits discussed below, “benefits” means our standard health and dental insurance benefits as in force at the time the benefit is calculated through COBRA, if elected, all of which are subject to applicable premium co-payments, together with the executive’s automobile allowance. In addition, any bonus is calculated as if the executive’s entire bonus opportunity was achieved and then pro-rated based on the number of days of service during the applicable incentive period.

Under the terms of Mr. Schülke’s employment agreement, he is prohibited for a period of one year after termination of his employment from competing with us. During this period, we are obligated to pay Mr. Schülke, on a monthly basis, 50% of the average compensation, including benefits, which he received during his service with us. If Mr. Schülke is terminated other than for cause, he may elect by written notice given within one month after termination to have this noncompetition restriction made inapplicable, in which case we would have no further payment obligations to him. Notwithstanding the foregoing, we may at the time we terminate his employment, even without cause, bind Mr. Schülke to the one-year non-competition restriction provided we agree to pay him 100% of the compensation, including benefits, which he was receiving at the time of termination for the full period of the restriction.

Change of Control. Upon a change of control in our Company, the named executive officers other than Mr. Schülke are entitled to certain benefits only if one of two additional criteria is satisfied:

•	the executive is terminated other than for cause within 12 months of the change of control; or

•

the executive resigns within six months after the change of control because neither we nor the other party to the change of control transaction (the “Buyer”) offers the executive a position with comparable responsibilities, authority, location and compensation.

For purposes of these provisions, a change of control means a change in the ownership or effective control of the Company or a change in the ownership of a substantial portion of our assets, in each case within the meaning of Treasury Regulation §1.409A-3(i)(5).

Under those circumstances, each such executive would be entitled to the same entitlements as if terminated upon death or disability or other than for cause (except that Dr. Litwin’s benefit is increased to 150% of his then-applicable base salary plus bonus and continuation of benefits for 18 months), plus we are further obligated to accelerate vesting of the executive’s stock options, such that all stock options held by each executive immediately prior to the date of the change of control shall become exercisable in full as of the date of the change of control. In addition, any restrictions with respect to any restricted stock or restricted stock units granted to the executive under the Company’s equity incentive plans shall lapse and any conditions applicable to any long-term performance award or performance shares granted to the executive under such plans shall be terminated.

Conditions on Payment. Each named executive officer’s agreement includes a customary confidentiality covenant that survives termination of service together with a one-year (two-year for Dr. Morganroth) noninterference and nonsolicitation covenant with respect to vendors, customers, suppliers, employees and agents of our Company and a one-year (two-year for Dr. Morganroth) covenant not to compete with us in the United States or in any foreign country in which any customer to which we are providing services or technology is located. Under the terms of the agreements, any breach of these covenants results in the forfeiture of any payments we may be obligated to make as described above after the occurrence of the breach.

Tabular Presentation

The table below reflects the amount of compensation to each of our named executive officers in the event they become entitled to the benefits described above. The amounts shown assume that they became entitled to such benefits effective as of December 31, 2011. The amounts shown also assume that the criteria for earning a change of control benefit were satisfied as of December 31, 2011.

			Acceleration of				Other Benefits
Name (1)	Cash Payment ($)		Stock Options ($)(1)		Restricted Stock ($)(1)		Insurance ($)		Automobile Allowance ($)
Jeffrey S. Litwin, M.D. Termination on death, disability or other than for cause Change of Control
	$ $	962,500 1,443,750	$ $	— 2,250	$ $	— 211,486	$ $	14,575 21,863	$ $	12,000 18,000

Joel Morganroth, MD Termination on death, disability or other than for cause Change of Control
	$ $	866,250 866,250	$ $	— 3,150	$ $	— 252,360	$ $	— —	$ $	— —

Keith D. Schneck Termination on death, disability or other than for cause Change of Control
	$ $	480,000 480,000	$ $	— 3,375	$ $	— 152,242	$ $	14,575 14,575	$ $	9,240 9,240

Amy Furlong Termination on death, disability or other than for cause Change of Control
	$ $	255,000 510,000	$ $	— 2,250	$ $	— 124,632	$ $	4,557 9,114	$ $	4,620 9,240

Achim Schülke Termination (2) Change of Control
		$365,889		$—		$—		$—		$—
		$—		$—		$—		$—		$—

John B. Sory Termination on death, disability or other than for cause Change of Control
	$ $	502,500 502,500	$ $	— —	$ $	— 72,962	$ $	7,424 7,424	$ $	9,240 9,240

(1)	This value was calculated based on the difference between the closing price of the underlying stock at December 31, 2011 and the exercise price of the applicable stock option or the fair value of the restricted stock grant, respectively, multiplied by the number of unvested options or shares of restricted stock that first would have become vested on December 31, 2011 as a result of this benefit.
(2)	Assumes that termination is for cause or that Mr. Schülke does not exercise his right to render his noncompetition covenant inapplicable. The amount set forth in the table was determined by converting amounts payable in euros to US dollars based on the exchange rate at December 31, 2011.

Director Compensation

We do not compensate any director who is either (a) one of our employees, (b) the beneficial owner of 10% or more of our outstanding common stock (a “Significant Holder”) or (c) a stockholder, member or partner of any entity which itself is a Significant Holder. In 2011, each eligible director received a fee of $2,000 for each board meeting attended and $1,000 for each committee meeting attended. An annual retainer of $25,000 was paid to each eligible director. An annual retainer of $10,000 was paid to the chairman of our audit committee and $5,000 each to the chairmen of our governance and nominating and our compensation committees. In connection with our board’s decision to elect a non-executive chairman in April 2011, our board also decided to pay an annual retainer of $50,000 to any such non-executive chairman.

In 2011, each “outside director” (as defined), received an option grant to purchase 10,870 shares of common stock and a restricted stock grant of 5,233 shares. Each director is also reimbursed for out-of-pocket expenses incurred in connection with attending meetings and providing other services as a director.

The table below summarizes the compensation paid by us to our directors who are not named executive officers for the fiscal year ended December 31, 2011.

Director Compensation

Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Total ($)
Klaus P. Besier	$50,000	32,497	32,452	114,949
Sheldon M. Bonovitz (4)	$4,000	—	—	4,000
Michael F. DeMane (5)	$4,000	—	—	4,000
Gerald A. Faich, MD, MPH	$63,000	32,497	32,452	127,949
Elam M. Hitchner	$115,000	32,497	32,452	179,949
Stephen S. Phillips	$56,000	32,497	32,452	124,949
Stephen M. Scheppman	$64,000	32,497	32,452	128,949

(1)	Neither Jeffrey S. Litwin nor Joel Morganroth, MD was included in this table because they were employees during 2011 during the time they served on the board of directors and thus received no compensation for their service as a director. All compensation received by Drs. Litwin and Morganroth as employees, including Dr. Morganroth’s professional corporation pursuant to its consulting agreement with us is shown in the Summary Compensation Table. See “Executive Compensation – Summary Compensation Table.”
(2)	The board of directors established a special committee comprised of independent directors during 2011 to evaluate and explore certain transactional activities. The special committee, which was chaired by Mr. Hitchner and also included Dr. Faich and Messrs. Phillips and Scheppmann, met four times in 2011. On April 26, 2012, the special committee authorized the payment of a $50,000 retainer to each member of the special committee for his service on the committee and an additional $20,000 for Mr. Hitchner for his service as chairman of the committee. These retainers represent the full compensation to which members of the special committee will be entitled for all services as members of the special committee, including participation in meetings in both 2011 and 2012, and are not included in the table above.
(3)	Reflects the aggregate grant date fair value in accordance with FASB ASC Topic 718. See note 1 to our consolidated financial statements included in the Form 10-K Report for more information about our accounting for stock-based compensation arrangements, including the assumptions made in valuing such option awards. As of December 31, 2011, each individual listed in the table had the following number of options and shares of restricted stock outstanding:

Name	Outstanding Options (#)	Outstanding Restricted Stock (#)
Klaus P. Besier	22,000	5,233
Sheldon M. Bonovitz	—	—
Michael F. DeMane	—	—
Gerald A. Faich, MD, MPH	65,082	5,233
Elam M. Hitchner	97,082	5,233
Stephen S. Phillips	142,082	5,233
Stephen M. Scheppman	72,082	5,233

(4)	Mr. Bonovitz resigned as a director in April 2011.
(5)	Mr. DeMane did not stand for reelection as a director when his term expired at the 2011 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Our Principal Stockholders, Directors and Executive Officers

The following table shows the amount and percentage, as of April 27, 2012, of our common stock that is beneficially owned by (i) each of our directors and named executive officers, (ii) our directors and executive officers as a group and (iii) each person whom we know to own beneficially more than 5% of our common stock.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Owned
FMR LLC (1)	5,607,874	11.4%
Columbia Wagner Asset Management, L.P. (2)	4,947,300	10.0
Blum Capital Partners L.P (3)	4,601,594	9.3
Tocqueville Asset Management LP (4)	3,991,000	8.1
BlackRock Inc. (5)	3,964,980	8.0
The Vanguard Group, Inc. (6)	2,503,860	5.1
Joel Morganroth, MD (7)	1,589,694	3.2
Jeffrey S. Litwin, MD (7)	445,680	*
Stephen S. Phillips (7)	324,715	*
Keith D. Schneck (7)	214,352	*
Amy Furlong (7)	213,029	*
Elam M. Hitchner (7)	103,355	*
Gerald A. Faich, MD, MPH (7)	95,855	*
Stephen M. Scheppmann (7)	70,855	*
Achim Schülke (7)	58,811	*
John B. Sory (7)	48,328	*
Klaus P. Besier (7)	21,700	*
All directors and executive officers as a group (16 persons) (7)	3,606,519	7.1

*	Less than 1.0%
(1)	The information presented in the table and in this footnote is as reported in a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2012 by FMR LLC (“FMR”), Edward C. Johnson 3d (“Johnson”), Fidelity Management & Research Company (“Fidelity”) and Fidelity Advisor Small Cap Fund (“Fidelity Small Cap”), all located at 82 Devonshire Street, Boston, MA 02109. FMR is a parent holding company. Fidelity, a wholly-owned subsidiary of FMR and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 5,607,874 shares of our common stock at December 31, 2011, of which Fidelity Small Cap, an investment company registered under the Investment Company Act of 1940, held 3,891,033 shares. FMR and Johnson, through its control of Fidelity, each has sole power to dispose of the 5,607,874 shares owned by Fidelity’s funds.
(2)	Columbia Wagner Asset Management, L.P. (“Columbia”) is located at 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606. The information presented in the table and in this footnote is as reported in a Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2012 by Columbia.
(3)	Blum Capital Partners L.P. (“Blum L.P.”) is located at 909 Montgomery Street, Suite 400, San Francisco, California 94133. This information presented in the table and in this footnote is as reported in a Schedule 13D/A filed with the Securities and Exchange Commission on January 3, 2012 filed by Blum L.P., a California limited partnership; Richard C. Blum & Associates, Inc., a California corporation; Blum Strategic GP II LLC., a Delaware limited liability company; Blum Strategic GP III, L.L.C., a Delaware limited liability company; Blum Strategic GP IV, L.L.C., a Delaware limited liability company and Saddlepoint Partners GP, L.L.C., a Delaware limited liability company. Blum L.P.’s principal business is acting as general partner for investment partnerships and providing investment advisory services. Blum L.P. is an investment advisor registered with the Securities and Exchange Commission.

(4)

Tocqueville Asset Management LP (“Tocqueville”) is located at 40 West 57th Street, 19th Floor, New York, NJ 10019. The information presented in the table and in this footnote is as reported in a Schedule 13G/A filed with the Securities and Exchange Commission on January 30, 2012 by Tocqueville.

(5)

BlackRock Inc. (“BlackRock”) is located at 40 East 52nd Street, New York, New York 10022. The information presented in the table and in this footnote is as reported by BlackRock, BlackRock Japan Co. Ltd., BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited in a Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2012.

(6)	The Vanguard Group, Inc. is located at 100 Vanguard Boulevard, Malvern, PA 19355. The information presented in the table and in this footnote is as reported Vanguard in a Schedule 13G filed with the Securities and Exchange Commission on February 9, 2012. Vanguard Fiduciary Trust Company, a wholly owned subsidiary of Vanguard, beneficially owns 61,748 of these shares.
(7)	Includes the following shares issuable with respect to options granted pursuant to our 1996 Stock Option Plan and our Amended and Restated 2003 Equity Incentive Plan, which are currently exercisable or will be exercisable within 60 days after April 27, 2012:

Name	Number of options
Joel Morganroth, MD	311,652
Jeffrey S. Litwin, MD	209,089
Achim Schülke.	31,275
Stephen S. Phillips	131,212
John B. Sory	45,631
Amy Furlong	170,430
Keith D. Schneck	160,339
Elam M. Hitchner	86,212
Gerald A. Faich, MD, MPH	54,212
Stephen M. Scheppmann	61,212
Klaus P. Besier	11,130
All directors and executive officers as a group	1,603,478

Existing Equity Compensation Plans

The following table presents certain information as of December 31, 2011 regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	5,337,525	8.94	4,483,052	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	5,337,525	8.94	4,483,052

(1)	Subsequent to December 31, 2011, the compensation committee granted additional equity awards such that, as of April 27, 2012, 3,992,522 shares remain available for future issuance under our plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Compensation Committee Interlocks and Insider Participation

During 2011, Dr. Faich and Messrs. Besier, Bonovitz, DeMane, Hitchner and Phillips all served on our compensation committee. None of these individuals is a current or former officer or employee of our company or any of our subsidiaries.

Director Independence

Our board recognizes the importance of director independence. We are subject to the listing standards of Nasdaq, which require that a majority of our directors be independent. Under the Nasdaq listing standards, a director is independent if he is not an executive officer or employee of our Company and does not have any relationship that, in the opinion of our board of directors, would interfere with his exercise of independent judgment in carrying out his responsibilities as a director. The listing standards also identify a variety of relationships that, if they exist, prevent a director from being considered independent.

Our board has determined that five of our seven directors are independent under these standards. The independent directors are as follows: Klaus P. Besier, Gerald A. Faich, MD, MPH, Elam M. Hitchner, Stephen S. Phillips and Stephen M. Scheppmann. The other directors are Jeffrey S. Litwin, our President and Chief Executive Officer and Joel Morganroth, MD, our Executive Vice President and Chief Scientific Officer. In making the determination of independence, we considered Mr. Hitchner’s status during 2011 as consultant to Pepper Hamilton LLP, which performs legal services for us, but concluded that this relationship did not interfere with Mr. Hitchner’s exercise of independent judgment.

On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire which requires disclosure of any transactions with us in which the director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest. Directors have an affirmative obligation to notify our board of any material changes in their relationships, which may affect their independence status as determined by our board. The obligation encompasses all relationships between directors and us or members of senior management and their affiliates.

Related Party Transactions

Under the terms of the charter of our audit committee, we require prior audit committee approval of all related party transactions because we recognize that they present a heightened risk of conflicts of interest and can create the appearance of a conflict of interest. We review for items in which an employee may be a related party. Our Code of Ethics and Business Conduct defines related parties to include the following: an organization of which an employee of the Company is an officer or partner; the employee is a beneficial owner of ten percent (10%) or more; any trust in which the employee has a substantial interest, or serves as a trustee or in a similar fiduciary capacity; and any immediate family member of an employee who may significantly influence or be influenced by a business transaction with an organization of which he or she is an officer, director or partner. Such proposed transactions require disclosure to and approval of an executive officer or director and the audit committee. The audit committee reviews for related party transactions at each of its quarterly meetings.

Our Executive Vice President and Chief Scientific Officer, Dr. Morganroth, is a cardiologist who, through his wholly-owned professional corporation, provides medical professional services to the Company and receives consulting fees as an independent contractor. In January 2007, we entered into an arrangement with Dr. Morganroth’s professional corporation, relating to Dr. Morganroth’s initiation of an ERT consulting practice through the transition of his historic consulting services to us. In return, Dr. Morganroth’s professional corporation receives a consulting fee equal to 80% of the net revenues we recognize for Dr. Morganroth’s services to our customers. Our President and Chief Executive Officer is responsible for assigning the consulting work to internal and external resources based upon the requirements of the engagement. In the year ended December 31, 2011, we recorded revenues in connection with services billed to customers under the consulting arrangement of approximately $1.5 million and we incurred consulting fees of approximately $1.2 million. For information about Dr. Morganroth’s employment agreement with us and the consulting agreement with Dr. Morganroth’s P.C., see “Executive Compensation—Compensation of our Named Executive Officers” and “Executive Compensation—Potential Payments Upon Termination or Change of Control” above.

As previously disclosed, on April 9, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Explorer Holdings, Inc. (“Parent”) and Explorer Acquisition Corp., a wholly-owned subsidiary of Parent (“Merger Subsidiary”). In connection with the execution of the Merger Agreement and at the direction of Genstar Capital LLC, a private equity firm with which Parent and Merger Subsidiary are affiliated, we entered into a new consulting agreement with Dr. Morganroth’s professional corporation which will supersede the existing consulting agreement, become effective on the date the proposed merger is consummated and have a term of three years. Under the terms of this new agreement, we will pay Dr. Morganroth’s professional corporation $44,000 per month for services Dr. Morganroth provides to us following the consummation of the merger, and his professional corporation will also be eligible to receive additional payments of up to $251,000 per calendar year (up to $126,000 for the calendar year ending December 31, 2012) if we achieve certain performance goals following the merger. The new agreement also provides that, in connection with the merger, we will enter into an agreement with Dr. Morganroth’s professional corporation by which it will sell its assets to us upon consummation of the merger for $875,000 in cash.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2010 and 2011, we retained KPMG LLP to provide professional services in the following categories and amounts:

	2010	2011
Audit fees	$878,300	$817,880
Audit-related fees	345,200	—

Audit and audit-related fees	1,223,500	817,880
Tax fees	578,300	411,842
All other fees	—	—

Total fees	$1,801,800	$1,229,722

Audit fees for 2010 and 2011 include fees incurred for professional services rendered in connection with the audit of our consolidated financial statements for the years ended December 31, 2010 and 2011 that are customary under auditing standards generally accepted in the United States or that are customary for the purpose of rendering an opinion on the consolidated financial statements, and for the review of the consolidated financial statements included in the quarterly reports on Form 10-Q required to be filed during fiscal years 2010 and 2011. In addition, audit fees for 2010 and 2011 include fees incurred for professional services rendered in connection with the audit of our internal control over financial reporting and, in 2010, audit fees also included audit procedures over the acquisition of RS. In 2010, audit-related fees were for due diligence work associated with our acquisition of RS. In 2010 and 2011, tax fees consisted of federal, state and local tax return preparation, assistance with tax audits performed by the regulatory tax authorities in the United States and the United Kingdom and related tax planning consulting.

Our audit committee has considered all of the above services performed by KPMG LLP and has determined that the provision thereof is compatible with maintaining auditor independence. All services rendered by KPMG LLP were permissible under applicable laws and regulations and were pre-approved by our audit committee. In accordance with its charter, our audit committee pre-approves all audit and permissible non-audit services provided by our independent registered public accountants. In addition, it is our audit committee’s procedure to approve any engagement or accounting project involving the independent registered public accountants, and the related fees, prior to commencement of the engagement or project.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List the following documents filed as part of the report:

1.	Financial Statements. See Item 8 of the Form 10-K Report.

2.	Financial statement schedules. See Item 8 of the Form 10-K Report. All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits.

2.1	Definitive Purchase Agreement between Blitz F10-acht-drei-fünf GmbH & Co. KG, an indirect wholly-owned subsidiary of eResearchTechnology, Inc., and CareFusion Germany 234 GmbH, an indirect wholly-owned subsidiary of CareFusion Corporation, dated April 29, 2010.(1)

2.2	First Amendment dated May 28, 2010 to the Agreement Relating to the Sale, Purchase and Transfer of All Shares of Research Services Germany 234 GmbH between CareFusion Germany 234 GmbH and Blitz F10-acht-drei-fünf GmbH & Co. KG.(1)

2.3	Agreement and Plan of Merger by and among Explorer Holdings, Inc., Explorer Acquisition Corp. and eResearchTechnology, Inc. dated April 9, 2012.(18)

3.1	Restated Certificate of Incorporation, as amended.(2)

3.2	Amended and Restated Bylaws.(3)

3.4	Certificate of Merger between the Company and ERT Operating Company.(4)

4.1	Form of Stock Certificate.(4)

10.1	Registration Rights Agreement dated August 27, 1999.(5)

10.2	Share Purchase Agreement dated November 27, 2007 by and among the Company, Covance Central Laboratory Services Limited Partnership, Covance Cardiac Safety Services Inc. and Covance Inc.(6)

10.4	Exclusive Marketing Agreement dated November 27, 2007 by and between the Company and Covance Inc.(7)

10.7	1996 Stock Option Plan, as amended.(4)*

10.10	Reciprocal Guaranty between CareFusion Corporation, in favor of Blitz F10-acht-drei-fünf GmbH & Co. KG, and eResearchTechnology, Inc., in favor of CareFusion Germany 234 GmbH.(8)

10.13	2010 Bonus Plan.(8)*

10.14	2011 Bonus Plan.(17)*

10.15	Credit Agreement dated May 27, 2010 between eResearchTechnology, Inc. and Citizens Bank of Pennsylvania.(1)

10.16	Revolver Note dated May 27, 2010 made by eResearchTechnology, Inc. payable to the order of Citizens Bank of Pennsylvania.(1)

10.17	Guaranty dated May 27, 2010 by ERT Tech Corporation, ERT Investment Corporation, Covance Cardiac Safety Services Inc. and eResearchTechnology, Inc. in favor of Citizens Bank of Pennsylvania.(1)

10.18	Charge Over Shares and Securities dated May 27, 2010 between eResearchTechnology, Inc. and Citizens Bank of Pennsylvania.(9)

10.20	1818 Market Street Office Lease between the Company and NNN 1818 Market Street, LLC and Affiliates.(10)

10.31	Amended and Restated 2003 Equity Incentive Plan, as amended.(11)*

10.42	Management Employment Agreement effective March 1, 2010 between Dr. Joel Morganroth and the Company.(8)*

10.43	Consulting Agreement by and between eResearchTechnology, Inc. and Joel Morganroth, M.D. P.C., dated April 10, 2012.(19)*

10.44	Management Employment Agreement effective May 1, 2011 between Dr. Jeffrey Litwin and the Company.(11)*

10.45	Management Employment Agreement effective August 31, 2004 between Amy Furlong and the Company.(12)*

10.46	Consultant Agreement effective March 1, 2010 between Joel Morganroth, M.D., P.C. and the Company.(8)*

10.47	Employment Agreement effective May 26, 1998 between Erich Jaeger GmbH and Hans-Joachim Schülke.*

10.48	Management Employment Agreement effective November 10, 2009 between John B. Sory and the Company.*

10.49	Amendment to Management Employment Agreement effective December 2010 between John B. Sory and the Company.*

10.50	Letter Agreement dated May 17, 2010 between Hans-Joachim Schülke and the Company.*

10.51	Amendment to Management Employment Agreement effective March 17, 2010 between Amy Furlong and the Company.(8)*

10.53	Management Employment Agreement effective July 28, 2008 between Keith D. Schneck and the Company.(14)*

10.54	Lease Agreement dated September 28, 2004 between Royal and Sun Alliance Insurance PLC and the Company’s subsidiary, eResearchTechnology Limited.(15)

10.56	Amendment to Management Employment Agreement effective March 17, 2010 between Keith D. Schneck and the Company.(8)*

10.59	Retirement Agreement effective December 21, 2010 between Michael J. McKelvey* and the Company.(16)*

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.(17)

21.1	Subsidiaries of the Registrant.(16)

23.1	Consent of KPMG LLP.(17)

31.1	Certification of Chief Executive Officer.(17)

31.2	Certification of Chief Financial Officer.(17)

31.3	Certification of Chief Executive Officer.

31.4	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.(17)

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.(17)

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 7, 2011.
(2)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 4, 2004.
(3)	Incorporated by reference to Exhibit 3.1, filed with the Company’s Form 8-K on August 1, 2011.
(4)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 12, 2002.
(5)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 8-K on September 9, 1999.
(6)	Incorporated by reference to Exhibit 2.1, filed with the Company’s Form 8-K on December 4, 2007.
(7)	Incorporated by reference to Exhibit 10.1, filed with the Company’s Form 8-K on December 4, 2007. Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(8)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 7, 2010.
(9)	Incorporated by reference to Exhibit 10.4, filed in connection with the Company’s Form 8-K on June 3, 2010.
(10)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on November 7, 2008.
(11)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on August 5, 2011.
(12)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 8, 2009.
(13)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-Q on May 6, 2011.
(14)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 2, 2009.
(15)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 11, 2005.
(16)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 3, 2011.
(17)	Incorporated by reference to the exhibit with the same number, filed in connection with the Company’s Form 10-K on March 2, 2012
(18)	Incorporated by reference to Exhibit 2.1, filed with the Company’s Form 8-K on April 10, 2012.
(19)	Incorporated by reference to Exhibit 10.1, filed with the Company’s Form 8-K on April 10, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April, 2012.

eResearchTechnology, Inc.

By:	/s/ Jeffrey S. Litwin, MD
Jeffrey Litwin, MD
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

10.47	Employment Agreement effective May 26, 1998 between Erich Jaeger GmbH and Hans-Joachim Schülke.

10.48	Management Employment Agreement effective November 10, 2009 between John B. Sory and the Company.

10.49	Amendment to Management Employment Agreement effective December 2010 between John B. Sory and the Company.

10.50	Letter Agreement dated May 17, 2010 between Hans-Joachim Schülke and the Company.

31.3	Certification of Chief Executive Officer.

31.4	Certification of Chief Financial Officer.