Form 10-Q
period 2012-03-31
ERESEARCHTECHNOLOGY INC /DE/
filed 2012-05-07
CIK 1026650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, $.01 par value, outstanding as of April 20, 2012, was 49,388,216.

eResearchTechnology, Inc. and Subsidiaries

Part 1. Financial Information

Item 1. Financial Statements

eResearchTechnology, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	December 31, 2011	March 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$38,928	$45,687
Short-term investments	50	50
Investment in marketable securities	405	729
Accounts receivable, less allowance for doubtful accounts of $207 and $199, respectively	41,617	37,651
Inventory	8,863	8,225
Prepaid income taxes	4,451	2,594
Prepaid expenses and other	4,270	5,341
Deferred income taxes	3,605	3,660

Total current assets	102,189	103,937
Property and equipment, net	53,272	55,230
Goodwill	72,915	73,925
Intangible assets	10,711	10,057
Deferred income taxes	724	749
Other assets	557	450

Total assets	$240,368	$244,348

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,412	$4,888
Accrued expenses	16,230	14,792
Income taxes payable	986	931
Deferred revenues	13,544	13,086

Total current liabilities	38,172	33,697

Deferred rent	2,411	2,371
Deferred income taxes	7,946	8,389
Long-term debt	21,000	21,000
Other liabilities	1,162	1,054

Total liabilities	70,691	66,511

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Preferred stock—$10.00 par value, 500,000 shares authorized, none issued and outstanding	—	—
Common stock—$.01 par value, 175,000,000 shares authorized, 60,838,449 and 60,990,770 shares issued, respectively	608	610
Additional paid-in capital	104,189	105,076
Accumulated other comprehensive income	44	3,651
Retained earnings	144,765	148,516
Treasury stock, 11,596,966 and 11,611,667 shares at cost, respectively	(79,929)	(80,016)

Total stockholders’ equity	169,677	177,837

Total liabilities and stockholders’ equity	$240,368	$244,348

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2012
Net revenues:
Services	$23,977	$26,555
Site support	17,722	23,950

Total net revenues	41,699	50,505

Costs of revenues:
Cost of services	13,156	14,040
Cost of site support	10,123	13,953

Total costs of revenues	23,279	27,993

Gross margin	18,420	22,512

Operating expenses:
Selling and marketing	4,175	5,297
General and administrative	7,508	8,497
Research and development	1,383	2,378

Total operating expenses	13,066	16,172

Operating income	5,354	6,340
Foreign exchange losses	(1,009)	(415)
Other expense, net	(101)	(112)

Income before income taxes	4,244	5,813
Income tax provision	1,151	2,062

Net income	$3,093	$3,751

Net income per share:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08

Shares used in computing net income per share:
Basic	48,896	49,287
Diluted	49,251	49,514

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2012
Net income	$3,093	$3,751

Other comprehensive income :
Change in unrealized gains on marketable securities	405	324
Currency translation adjustment	10,062	3,283

Comprehensive income	$13,560	$7,358

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2012
Operating activities:
Net income	$3,093	$3,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,988	5,571
Cost of sales of equipment	3	7
Share-based compensation	662	781
Deferred income taxes	204	329
Loss on disposal of equipment	—	32
Changes in operating assets and liabilities:
Accounts receivable	1,030	4,920
Inventory	(1,412)	1,825
Prepaid expenses and other	(1,363)	(1,176)
Accounts payable	91	(1,456)
Accrued expenses	(3,191)	(1,677)
Income taxes	(736)	1,770
Deferred revenues	803	(632)
Deferred rent	(164)	(41)

Net cash provided by operating activities	5,008	14,004

Investing activities:
Purchases of property and equipment	(7,254)	(7,909)
Payments for acquisition	(117)	—

Net cash used in investing activities	(7,371)	(7,909)

Financing activities:
Proceeds from exercise of stock options	309	71
Stock option income tax benefit	11	19
Repurchase of common stock for treasury	(46)	(87)

Net cash provided by financing activities	274	3

Effect of exchange rate changes on cash	1,360	661

Net (decrease) increase in cash and cash equivalents	(729)	6,759
Cash and cash equivalents, beginning of period	30,343	38,928

Cash and cash equivalents, end of period	$29,614	$45,687

The accompanying notes are an integral part of these statements.

eResearchTechnology, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which include the accounts of eResearchTechnology, Inc. (the "Company," "ERT" or "we") and its wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Further information on potential factors that could affect our financial results can be found in our Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (SEC). Subsequent events have been evaluated for disclosure and recognition.

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

Revenue Recognition

Our services consist primarily of our cardiac safety (Cardiac Safety), respiratory efficacy (Respiratory) and, to a lesser extent, electronic patient-reported outcomes (ePRO) solutions that we provide on a fee for services basis. We recognize the related revenues as the services are performed. We also provide consulting services on a time and materials basis and recognize revenues as we perform the services. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period.

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

For arrangements with multiple deliverables, the revenue is allocated to each element (both delivered and undelivered items) based on their relative selling prices or management’s best estimate of their selling prices, when vendor-specific or third-party evidence is unavailable.

We have recorded reimbursements received for out-of-pocket expenses, including freight, incurred as revenue in the accompanying consolidated statements of operations. Revenue is recognized net of any taxes collected from customers and subsequently remitted to government authorities.

Unbilled revenue is revenue that is recognized but is not currently billable to the customer pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but recognized as revenue as services are performed. Amounts included in unbilled revenue are expected to be collected within one year and are included within current assets.

Comprehensive Income (Loss)

We are required to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the stockholders’ equity section of the balance sheet. Our comprehensive income includes net income and unrealized gains and losses from marketable securities and foreign currency translation. We have displayed comprehensive income within the statements of comprehensive income.

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

Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable from companies operating in the biopharmaceutical and healthcare industries. For the three months ended March 31, 2011, three customers accounted for approximately 21%, 14% and 11% of net revenues, respectively. For the three months ended March 31, 2012, three customers accounted for approximately 17%, 15% and 11% of net revenues, respectively. The loss of any of these customers could have a material adverse effect on our operations. We maintain reserves for potential credit losses. Such losses, in the aggregate, have not historically exceeded management's estimates.

Cash and Cash Equivalents

We consider cash on deposit and in overnight investments and investments in money market funds with financial institutions to be cash equivalents. At both balance sheet dates, cash equivalents consisted primarily of investments in money market funds. At December 31, 2011 and March 31, 2012, approximately $14.9 million and $18.5 million, respectively, was held by our U.K. subsidiary. At December 31, 2011 and March 31, 2012, approximately $9.1 million and $14.0 million, respectively, was held by our German subsidiary.

Short-term Investments and Investments in Marketable Securities

At March 31, 2012, short-term investments consisted of an auction rate security issued by a municipality while marketable securities consisted of publicly-traded shares of common stock received from the buyer of certain assets of our electronic data capture (EDC) operations sold in 2009. We classified our short-term investments and investment in marketable securities at December 31, 2011 and March 31, 2012 as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. At December 31, 2011 and March 31, 2012, unrealized gains and losses were immaterial. Realized gains and losses during the three months ended March 31, 2011 and 2012 were immaterial. Changes in the fair values of securities that are considered temporary are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive income (loss) within stockholders’ equity. Other-than-temporary declines in market value from original cost are reflected in operating income in the period in which the unrealized losses are deemed other than temporary. In order to determine whether other-than-temporary declines in market value have occurred, the duration of the decline in value and our ability to hold the investment are considered in conjunction with an evaluation of the strength of the underlying collateral and the extent to which the investment’s cost exceeds its related market value.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of three years for computer and other equipment, two to four years for rental equipment, five years for furniture and fixtures and three to seven years for system development costs. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Repair and maintenance costs are expensed as incurred. Improvements and betterments are capitalized. Depreciation expense was $3.1 million and $3.4 million for the three months ended March 31, 2011 and 2012, respectively.

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

Amortization of capitalized software development costs is charged to costs of revenues. Amortization of capitalized software development costs was $1.0 million and $1.3 million for the three months ended March 31, 2011 and 2012, respectively. For the three months ended March 31, 2011 and 2012, we capitalized $2.6 million and $3.0 million, respectively, of software development costs. As of March 31, 2012, $4.0 million of capitalized costs had not yet been placed in service and are therefore not being amortized.

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

Our services agreements contain multiple elements. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting. In doing so, we consider factors such as whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract value should be allocated among the deliverable elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements.

The gross cost for rental equipment was $62.6 million and $69.4 million at December 31, 2011 and March 31, 2012, respectively. The accumulated depreciation for rental equipment was $41.1 million and $47.3 million at December 31, 2011 and March 31, 2012, respectively.

Goodwill

The carrying value of goodwill was $72.9 million and $73.9 million as of December 31, 2011 and March 31, 2012, respectively. The change in goodwill was due to foreign currency translation. Goodwill is not amortized but is subject to an impairment test at least annually. We perform the impairment test annually as of December 31 or more frequently if events or circumstances indicate that the value of goodwill might be impaired. No provisions for goodwill impairment were recorded during 2011 or during the three months ended March 31, 2012.

Long-lived Assets

When events or circumstances so indicate, we assess the potential impairment of our long-lived assets based on anticipated undiscounted cash flows from the assets. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of the impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. No impairment was indicated during the three months ended March 31, 2011 or 2012.

Share-Based Compensation

Accounting for Share-Based Compensation

Share-based compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the vesting period. The aggregate share-based compensation expense recorded in the consolidated statements of operations was $0.6 million and $0.8 million for the three months ended March 31, 2011 and 2012, respectively.

Valuation Assumptions for Options Granted

The fair value of each stock option granted during the three months ended March 31, 2011 and 2012 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the weighted-average valuation assumptions noted in the following table.

	2011	2012
Risk-free interest rate	2.19%	0.68%
Expected dividend yield	0.00%	0.00%
Expected life	4.2 years	4.3 years
Expected volatility	59.23%	62.58%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option's expected life, calculated on a daily basis. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. The above assumptions were used to determine the weighted-average per share fair value of $3.08 and $3.18 for stock options granted during the first three months of 2011 and 2012, respectively.

Equity Incentive Plans

In 1996, we adopted a stock option plan (the "1996 Plan") that authorized the grant of both incentive and non-qualified options to acquire up to 9,450,000 shares of the Company's common stock, as subsequently amended. Our Board of Directors determined the exercise price of the options under the 1996 Plan. The exercise price of incentive stock options was not below the market value of the common stock on the grant date. Incentive stock options under the 1996 Plan expire ten years from the grant date and are exercisable in accordance with vesting provisions set by the Board, which generally are over three to five years. No additional options have been granted under this plan, as amended, since December 31, 2003 and no additional options may be granted thereunder in accordance with the terms of the 1996 Plan.

In May 2003, the stockholders approved a new stock option plan (the "2003 Plan") that authorized the grant of both incentive and non-qualified options to acquire shares of our common stock and provided for an annual option grant of 10,000 shares to each outside director. The Compensation Committee of our Board of Directors determines or makes recommendations to our Board of Directors regarding the recipients of option grants, the exercise price and other terms of the options under the 2003 Plan. The exercise price of incentive stock options may not be set below the market value of the common stock on the grant date. Incentive stock options under the 2003 Plan expire ten years from the grant date, or at the end of such shorter period as may be designated by the Compensation Committee, and are exercisable in accordance with vesting provisions set by the Compensation Committee, which generally are over four years.

On April 26, 2007, the stockholders approved the adoption of the Company’s Amended and Restated 2003 Equity Incentive Plan (the “Amended 2003 Plan”) which included prohibition on repricing of any stock options granted under the Plan unless the stockholders approve such repricing and permitted awards of stock appreciation rights, restricted stock, long term performance awards and performance shares in addition to grants of stock options. On April 29, 2009 the Board of Directors approved a revised amendment to the Amended 2003 Plan that provides for the inclusion of restricted stock units in addition to the other equity-based awards authorized thereunder and eliminated the fixed option grants to outside directors. Restricted stock was granted for the first time in 2010 and is being recorded as compensation expense over the one-year to four-year vesting period for grants to the Company’s directors and management. On April 28, 2011, our stockholders approved an amendment to the Amended 2003 Plan that increased the number of shares reserved for issuance thereunder by 3.5 million shares. In accordance with the terms of the Amended 2003 Plan, there are a total of 10,818,625 shares reserved for issuance under the Amended 2003 Plan and there were 3,993,447 shares available for grant as of March 31, 2012.

Information regarding the stock option and equity incentive plans for the three months ended March 31, 2012 is as follows:

		Weighted	Remaining
		Average	Contractual	Intrinsic
Share Options	Shares	Exercise Price	Term	Value
			(in years)	(in thousands)
Outstanding as of January 1, 2012	5,049,783	$9.09
Granted	901,841	6.49
Exercised	(14,963)	4.72
Cancelled/forfeited	(549,594)	10.93

Outstanding as of March 31, 2012	5,387,067	$8.27	4.3	$7,174

Options exercisable or expected to vest at March 31, 2012	5,068,810	$8.39	4.2	$6,688

Options exercisable at March 31, 2012	3,265,355	$9.50	3.1	$3,933

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Outstanding as of January 1, 2012	287,742	$6.29
Granted	149,025	6.49
Vested	(69,254)	6.28
Cancelled/forfeited	(11,667)	6.46

Outstanding as of March 31, 2012	355,846	$6.37

The aggregate intrinsic value in the share options table above represents the total pre-tax intrinsic value (the difference between the closing price of our common stock on the last trading day of the first quarter of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended March 31, 2011 and 2012 was approximately $0.4 million and less than $0.1 million, respectively.

As of March 31, 2012, there was $7.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options and restricted stock awards) granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.0 million shares remain available for purchase as of March 31, 2012. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and investments and could also require us to seek additional external financing. No shares were purchased during the three months ended March 31, 2011 or 2012. The 7,363 and 14,701 additional shares added to treasury shares in the three months ended March 31, 2011 and 2012, respectively, were the result of employee tax liabilities related to restricted stock awards that were funded by the employees surrendering their rights to the respective amount of vested shares.

Income tax effects of share-based payments are recognized in the consolidated financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the consolidated financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the consolidated statements of operations. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. The tax benefit recognized in our consolidated statements of operations for each of the three months ended March 31, 2011 and 2012 related to stock-based compensation expense was immaterial.

Note 3. Fair Value of Financial Instruments

A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Fair value is based upon an exit price model.

We measure certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale securities. Available-for-sale securities as of March 31, 2012 consisted of an auction rate security, or ARS, issued by a municipality and publicly- traded shares of common stock. Available-for-sale securities are included in short-term investments in our consolidated balance sheets with the exception of the common stock which is included in investment in marketable securities. The marketable securities are included in investments in marketable securities in our consolidated balance sheets. The three levels of the fair value hierarchy are described below:

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

The following tables represent our fair value hierarchy for financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2011 and March 31, 2012 (in thousands):

	Fair Value Measurements at December 31, 2011
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$38,928	$38,928	$—	$—
Municipal securities	50	—	—	50
Marketable securities	405	—	405	—

Total	$39,383	$38,928	$405	$50

	Fair Value Measurements at March 31, 2012
		Quoted Prices		Significant
		in Active Markets	Significant Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$45,687	$45,687	$—	$—
Municipal securities	50	—	—	50
Marketable securities	729	—	729	—

Total	$46,466	$45,687	$729	$50

Cash and cash equivalents consist primarily of checking accounts and highly rated money market funds with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity. Bank debt consists of loans drawn under our bank credit facility. Based on our assessment of the current financial market and corresponding risks associated with the debt, we believe that the carrying amount of bank debt at March 31, 2012 approximates fair value based on the level 2 valuation hierarchy of the fair value measurements standard.

Note 4. Inventory

Inventory consisted of the following:

	December 31, 2011	March 31, 2012
Raw materials	$5,192	$5,332
Work in process	920	880
Finished goods	2,751	2,013

	$8,863	$8,225

Inventory that is obsolete, damaged, defective or slow moving is recorded to the lower of cost or market. These adjustments are determined using historical trends and are adjusted, if necessary, as new information becomes available.

Note 5. Goodwill

The following tables reflect changes in the carrying value of goodwill:

Balance at January 1, 2011	$71,637
Adjustments for taxes related to purchase accounting	(422)
Currency translation adjustments	1,700

Balance at December 31, 2011	72,915
Currency translation adjustments	1,010

Balance at March 31, 2012	$73,925

Note 6. Intangible Assets

Amortization of intangible assets represents the amortization of the intangible assets from our acquisition of Covance Cardiac Safety Services, Inc. (CCSS) and Research Services Germany 234 GmbH (RS). The gross and net carrying amounts of the acquired intangible assets as of December 31, 2011 and March 31, 2012 were as follows (in thousands):

	December 31, 2011
Description	Gross Value	Accumulated Amortization	Net Book Value		Estimated Useful Life (in years)
CCSS:
Customer Relationships	$1,700	$694	$1,006		10

Total	1,700	694	1,006

RS:
Backlog	13,623	11,038	2,585	*	4
Technology	8,687	1,767	6,920		8
Covenants not-to-compete	339	139	200		4

Total	22,649	12,944	9,705

Total intangible assets	$24,349	$13,638	$10,711

	March 31, 2012
Description	Gross Value	Accumulated Amortization	Net Book Value		Estimated Useful Life (in years)
CCSS:
Customer Relationships	$1,700	$736	$964		10

Total	1,700	736	964

RS:
Backlog	6,225	4,143	2,082	*	4
Technology	8,737	1,910	6,827		8
Covenants not-to-compete	338	154	184		4

Total	15,300	6,207	9,093

Total intangible assets	$17,000	$6,943	$10,057

*	RS backlog is being amortized over four years on an accelerated basis.

The related amortization expense reflected in our consolidated statements of operations for the three months ended March 31, 2011 and 2012 was $1.9 million and $0.9 million, respectively.

Estimated amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending December 31 (in thousands):

	Amortization of Intangible Assets
Years ending December 31,	CCSS	RS	Total
2012	$129	$2,609	$2,738
2013	170	1,558	1,728
2014	170	1,143	1,313
2015	170	1,107	1,277
2016	170	1,107	1,277
Thereafter	156	1,569	1,725

Total	$964	$9,093	$10,057

Note 7. Credit Agreement

We have a credit agreement (Credit Agreement) with Citizens Bank of Pennsylvania (Lender) which provides for a $40 million revolving credit facility, with an additional $10.0 million increase option subject to bank approval. As of March 31, 2012, we had outstanding $21.0 million under our line of credit and $19.0 million remained available for us to borrow. At our option, borrowings under the Credit Agreement bear interest either at the Lender’s prime rate or at a rate equal to LIBOR plus a margin ranging from 1.00% to 1.75% based on our senior leverage ratio as calculated under the Credit Agreement. In addition, we pay a quarterly unused commitment fee ranging from 0.10% to 0.20% of the unused commitment based on our senior leverage ratio. For the three months ended March 31, 2012, the annual interest rate ranged from 1.24% to 1.29% and the unused commitment fee was 0.10% resulting in expenses of $0.1 million. Borrowings under the Credit Agreement may be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any. The Credit Agreement terminates, and any outstanding borrowings mature, on May 27, 2013.

The Credit Agreement requires us to maintain a maximum senior leverage ratio of 2.0 to 1.0 and a minimum debt service coverage ratio of 1.5 to 1.0, in each case as calculated under the Credit Agreement. The Credit Agreement contains other customary affirmative and negative covenants and customary events of default.

At March 31, 2012, we were in compliance with all debt covenants. Borrowings under the line of credit are secured by 65% of the capital stock of certain of our foreign subsidiaries.

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

The tables below set forth the reconciliation of the numerators and denominators of the basic and diluted net income per common share computations (in thousands, except per share amounts):

	Net		Per Share
Three Months Ended March 31,	Income	Shares	Amount
2011

Basic net income	$3,093	48,896	$0.06
Effect of dilutive shares	—	355	—

Diluted net income	$3,093	49,251	$0.06

2012

Basic net income	$3,751	49,287	$0.08
Effect of dilutive shares	—	227	—

Diluted net income	$3,751	49,514	$0.08

In computing diluted net income per common share, options to purchase 2,200,000 and 4,464,000 shares of common stock were excluded from the computations for the three months ended March 31, 2011 and 2012, respectively. These options were excluded from the computations because the exercise prices of such options were greater than the average market price of our common stock during the respective period.

Note 9. Recent Accounting Pronouncements

In May 2011, the Financial Accountings Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-04 which represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this ASU are required to be applied prospectively, and were effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 was effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 did not have an impact on our consolidated financial statements as it only required a change in the format.

In September 2011, the FASB issued ASU 2011-08, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which required us to adopt these provisions in fiscal 2012. The adoption of ASU 2011-08 has not had an impact on our consolidated financial statements.

Note 10. Income Taxes

At December 31, 2011 and March 31, 2012, we had $0.4 million and $0.7 million, respectively, of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The tax years 2006 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. There is an ongoing examination of our New Jersey income tax returns for 2006 through 2010. We received an assessment from the state of New Jersey in the current quarter related to this audit, which was in excess of the liability which had previously been recorded. We are in the process of preparing a response to the inquiry in an attempt to reduce the assessment however, in accordance with ASC 740, we have adjusted the liability for uncertain tax positions as a result of the assessment.

Our effective income tax rate was 27.1% and 35.5% for the three months ended March 31, 2011 and 2012, respectively. Our effective income tax rate for the three months ended March 31, 2012 was higher than the rate for the previous period as a result of the adjustment of the liability for uncertain tax positions related to the New Jersey state audit as well as a reduction in pre-tax income attributable to certain foreign jurisdictions.

Note 11. Related Party Transactions

Our Executive Vice President and Chief Scientific Officer, Dr. Morganroth, is a cardiologist who, through his wholly-owned professional corporation, provides medical professional services to the Company and receives consulting fees as an independent contractor. In January 2007, we entered into an arrangement with Dr. Morganroth’s professional corporation, relating to Dr. Morganroth’s initiation of an ERT consulting practice through the transition of his historic consulting services to us. In return, Dr. Morganroth’s professional corporation receives a consulting fee equal to 80% of the net revenues we recognize for Dr. Morganroth’s services to our customers. Our President and Chief Executive Officer is responsible for assigning the consulting work to internal and external resources based upon the requirements of the engagement. We recorded revenues in connection with services billed to customers under the consulting arrangement of approximately $0.6 million and $0.4 million in the three months ended March 31, 2011 and 2012, respectively. We incurred consulting fees of approximately $0.5 million and $0.3 million in the three months ended March 31, 2011 and 2012, respectively. At December 31, 2011 and March 31, 2012, we owed $0.2 million to the professional corporation related to this agreement, which was included in accounts payable.

Note 12. Commitments and Contingencies

We have a long-term strategic relationship with Healthcare Technology Systems, Inc. (HTS), a leading authority in the research, development and validation of computer administered clinical rating instruments. The strategic relationship includes the exclusive licensing (subject to one pre-existing license agreement) of 57 Interactive Voice Response (IVR) clinical assessments offered by HTS along with HTS's IVR system. As of March 31, 2012, we had paid HTS $1.5 million for the license and $1.0 million in advance payments against future royalties. As of March 31, 2012, HTS had earned royalties of $0.3 million, which were offset against the advance payments. Royalty payments will be made to HTS based on the level of revenues received from the assessments and the IVR system. Any royalties earned by HTS will be applied against these payments. All future payments to HTS will be solely based on royalty payments based on revenues received from ePRO sales.

We have a marketing agreement with Covance Inc. (Covance) under which it is obligated to use us as its provider of centralized cardiac safety solutions, and to offer these solutions to its customers, on an exclusive basis, for a 10-year period, subject to certain exceptions. We expense payments to Covance based upon a portion of the revenues we receive during each calendar year of the 10-year term that are based primarily on referrals made by Covance under the agreement. The agreement does not restrict our continuing collaboration with our other key CRO, Phase I units, Academic Research Centers and other strategic partners.

We offer warranties on certain products for various periods of time. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our product warranty liability reflects management’s best estimate of probable liability based on current and historical product sales data and warranty costs incurred.

Our costs in Germany are subject to foreign exchange fluctuations as the majority of these costs are paid in euros. We enter into foreign exchange contracts to mitigate such foreign exchange fluctuations. These contracts are not designated as hedging instruments and changes in fair value are immediately recognized into earnings in the line item foreign exchange (losses) gains. We did not enter into any foreign exchange contracts in the three months ended March 31, 2012. The activity for the three months ended March 31, 2011 was as follows:

	Amount	Avg Rate
Forward Contracts entered in 2011	$3.8 million	$1.37

Forward Contracts settled in 2011	$3.8 million	$1.37

Forward Contracts open at March 31, 2011	$0.0 million	N/A

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

Note 13. Operating Segments / Geographic Information

We consider our business to consist of one segment which is providing services and customizable medical devices to biopharmaceutical organizations and, to a lesser extent, healthcare organizations. We operate on a worldwide basis with two primary locations in the United States, categorized below as North America, and one primary location each in the U.K. and Germany. A significant portion of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology, and revenues are generally allocated to the geographic segment in which the work is performed.

Geographic information is as follows (in thousands of dollars):

	Three Months Ended March 31, 2011
	North
	America	UK	Germany	Eliminations	Total
Service revenues	$10,388	$5,221	$8,368	$—	$23,977
Site support revenues	4,672	2,474	10,576	—	17,722

Net revenues from external customers	15,060	7,695	18,944	—	41,699
Intersegment revenues	6,214	29	—	(6,243)	—

Total revenues	$21,274	$7,724	$18,944	$(6,243)	$41,699

Operating income	$384	$2,217	$2,753	$—	$5,354
Long-lived assets	$23,168	$7,045	$15,547	$—	$45,760
Total assets	$98,286	$18,564	$110,087	$—	$226,937

	Three Months Ended March 31, 2012
	North
	America	UK	Germany	Eliminations	Total
Service revenues	$12,058	$6,393	$8,104	$—	$26,555
Site support revenues	5,429	3,449	15,072	—	23,950

Net revenues from external customers	17,487	9,842	23,176	—	50,505
Intersegment revenues	6,381	28	6	(6,415)	—

Total revenues	$23,868	$9,870	$23,182	$(6,415)	$50,505

Operating income	$(469)	$4,756	$2,053	$—	$6,340
Long-lived assets	$27,100	$7,364	$20,766	$—	$55,230
Total assets	$105,370	$28,771	$110,207	$—	$244,348

Note 14. Subsequent Events

On April 10, 2012, we announced that that we entered into a definitive agreement to be acquired by Explorer Holdings, Inc. (Parent) and Explorer Acquisition Corp. (Merger Sub), affiliates of Genstar Capital LLC (Genstar), a leading middle market private equity firm, for $8.00 per share in cash in a merger valued at approximately $400 million.

The proposed merger was approved unanimously by our Board of Directors, following a recommendation by a Special Committee of independent directors.

Pending stockholder approval and satisfaction of customary closing conditions, the transaction is expected to be completed during the third quarter of 2012. Our stockholders will be given notice of and certain information about the merger in a proxy statement that will be sent to them. Following completion of the merger, we will become a privately held company and our stock will no longer trade on the Nasdaq Global Select Market or any other market or exchange.

In connection with the execution of the Merger Agreement and at the direction of Genstar, we entered into a new consulting agreement with Dr. Morganroth’s professional corporation which will supersede the existing consulting agreement, become effective on the date the proposed merger is consummated and have a term of three years. Under the terms of this new agreement, we will pay Dr. Morganroth’s professional corporation $44,000 per month for services Dr. Morganroth provides to us following the consummation of the merger, and his professional corporation will also be eligible to receive additional payments of up to $251,000 per calendar year (up to $126,000 for the calendar year ending December 31, 2012) if we achieve certain performance goals following the merger. The new agreement also provides that, in connection with the merger, we will enter into an agreement with Dr. Morganroth’s professional corporation by which it will sell its assets to us upon consummation of the merger for $875,000 in cash.

On April 11, 2012, a purported class action complaint was filed in the Court of Chancery in the State of Delaware, naming the Company, the members of our board of directors, Genstar, Parent and Merger Sub as defendants. Two similar complaints were filed in that Court on April 13, 2012, and the Court consolidated those three cases on April 16, 2012. The operative complaint in the consolidated action generally alleges that, in connection with approving the merger, our directors breached their fiduciary duties owed to our stockholders, and that Genstar, Parent and Merger Sub knowingly aided and abetted our directors’ breaches of their fiduciary duties. The operative complaint in the consolidated action seeks, among other things, certification of the case as a class action, an injunction against the consummation of the transaction, a judgment against the defendants for damages, and an award of fees, expenses and costs to plaintiffs and their attorneys. Two other actions were filed, one in the Court of Common Pleas of Philadelphia in the First Judicial District of the Commonwealth of Pennsylvania, and the other in Delaware Court of Chancery, on April 13, 2012 and April 17, 2012 respectively, making similar claims and seeking similar relief.

We believe these lawsuits are without merit and intend to defend against them vigorously.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Information

You should read the following discussion in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to our operations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "are confident," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe," "look to" and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions; our ability to obtain new contracts and accurately estimate net revenues, variability in size, scope and duration of projects and internal issues at the sponsoring customer; our ability to successfully integrate any future acquisitions; competitive factors in the market for our centralized services; changes in the bio-pharmaceutical and healthcare industries to which we sell our solutions; technological development; and market demand. There is no guarantee that the amounts in our backlog will ever convert to revenue. Should the economic conditions deteriorate, the cancellation rates that we have historically experienced could increase. Further information on potential factors that could affect our financial results can be found in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Clinical trials employ diagnostic tests to measure the effect of a drug or device on certain body organs and systems to determine the product's safety and efficacy. Our technology-based services improve the accuracy, timeliness and efficiency of trial set-up, data collection from sites worldwide, data interpretation, and new drug, biologic and device application submissions. Our Cardiac Safety solutions include the collection, interpretation and distribution of electrocardiographic (ECG) data and images and are utilized during clinical trials in all phases of the clinical research process. Our Respiratory solutions are utilized by biopharmaceutical and healthcare organizations and CROs that are developing new compounds for the treatment of asthma, emphysema, cystic fibrosis and chronic obstructive pulmonary disease (COPD) to assess the efficacy of a drug or to evaluate compounds that have an effect on pulmonary function. Our ePRO solutions electronically capture patient self-reported data pertaining to their quality of life and are utilized by sponsors of clinical trials. In addition, we also offer site support, which includes the rental and sale of devices to support cardiac and respiratory services and ePRO, along with related supplies and logistics management.

Service Offerings

Our revenues by service solution as a percentage of total revenues were as follows:

	Three Months Ended March 31,
	2011	2012
Net revenues:
Services	57.5%	52.6%
Site support	42.5	47.4

Total net revenues	100.0	100.0

Our services consist primarily of our Cardiac Safety, Respiratory and, to a lesser extent, our ePRO solutions that we provide on a fee for services basis. We recognize the related revenues as the services are performed. We also provide consulting services on a time and materials basis and recognize revenues as we perform the services. Our site support revenue, consisting of equipment rentals and sales along with related supplies and logistics management, are recognized at the time of sale or over the rental period.

Integrated Product Offering

We offer a fully integrated set of products and services for centralized cardiac safety, respiratory and ePRO and a single point of contact for all aspects of the electronic data collection process in clinical trials. Our technology platform also supports the integration of other devices to integrate additional key safety data to support cardiac and respiratory trials.

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

Results of Operations

Executive Overview

Net revenues were $50.5 million for the first quarter of 2012, a decrease of $1.8 million or 3.4% from $52.3 million in the fourth quarter of 2011 and an increase of $8.8 million or 21.1% from $41.7 million in the first quarter of 2011. The decrease from the fourth quarter of 2011 was due primarily to lower revenue in our respiratory business conducted by our German operations. The increase over the first quarter of 2011 was due to both higher cardiac safety and respiratory revenue as business activity has increased commensurately with the last several quarters of increased bookings. Bookings for the first quarter of 2012 were $76.3 million and backlog at March 31, 2012 was $368.6 million compared to bookings of $82.5 million and backlog of $357.4 million for the quarter ending and at December 31, 2011, respectively and bookings of $71.8 million and backlog of $318.6 million for the quarter ending and at March 31, 2011, respectively.

Gross margin percentage was 44.6% in the first quarter of 2012, up sequentially from 40.9% in the fourth quarter of 2011 and up from 44.2% in the first quarter of 2011. Gross margins improved in the current quarter due to improved operating efficiencies in our Germany operations, a decrease in amortization of intangibles associated with our acquisition of Research Services Germany 234 GmbH (RS), billings associated with a contract termination, and more efficient operations which did not incur large manufacturing variances as compared to the fourth quarter of 2011.

Operating income for the first quarter of 2012 was $6.3 million or 12.5% of net revenues compared to $6.4 million or 12.1% of net revenues in the fourth quarter of 2011 and $5.4 million or 12.8% of net revenues in the first quarter of 2011. Operating income for the first quarter of 2012 was negatively impacted by $0.3 million of acquisition related costs and $0.4 million of severance costs. Operating income for the fourth quarter of 2011 was negatively impacted by lower gross margins in the Germany operations and also by severance of $0.3 million. Operating income for the first quarter was up year over year due to the gross margin impact of higher revenue partially offset by higher operating expenses. Our effective income tax rate for the first quarter of 2012 was 35.5% compared to 27.4% in the fourth quarter of 2011 and 27.1% in the first quarter of 2011 with the increase resulting from adjustment of the liability for uncertain tax positions related to the New Jersey state audit as well as a reduction in pre-tax income attributable to certain foreign jurisdictions.

Net income for the first quarter of 2012 was $3.8 million, or $0.08 per diluted share, compared to $4.5 million, or $0.09 per diluted share, in the fourth quarter of 2011 and $3.1 million, or $0.06 per diluted share, in the first quarter of 2011.

We conduct our operations through offices in the United States (U.S.) and Europe (the United Kingdom and Germany). Our international net revenues represented 65% and 64% of total net revenues for the three months ended March 31, 2012 and March 31, 2011, respectively. A significant portion of our revenues are allocated among our geographic segments based upon the profit split transfer pricing methodology which equalizes gross margins for each legal entity based upon its respective direct revenue or direct costs, as determined by the relevant revenue source.

The following table presents certain financial data as a percentage of total net revenues:

	Three Months Ended March 31,
	2011	2012
Net revenues:
Services	57.5%	52.6%
Site support	42.5	47.4

Total net revenues	100.0	100.0

Costs of revenues:
Cost of services	31.6	27.8
Cost of site support	24.3	27.6

Total costs of revenues	55.9	55.4

Gross margin:
Gross margin services	45.1	47.1
Gross margin site support	42.9	41.7

Gross margin	44.1	44.6

Operating expenses:
Selling and marketing	10.0	10.5
General and administrative	18.0	16.9
Research and development	3.3	4.7

Total operating expenses	31.3	32.1

Operating income	12.8	12.5
Foreign exchange losses	(2.4)	(0.8)
Other expense, net	(0.2)	(0.2)

Income before income taxes	10.2	11.5
Income tax provision	2.8	4.1

Net income	7.4%	7.4%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2012

The following table presents our consolidated statements of operations with product line detail (dollars in thousands):

	Three Months Ended March 31,
	2011	2012	Increase (Decrease)
Services:
Net revenues	$23,977	$26,555	$2,578	10.8%
Costs of revenues	13,156	14,040	884	6.7%

Gross margin	10,821	12,515	1,694	15.7%

Site support:
Net revenues	17,722	23,950	6,228	35.1%
Costs of revenues	10,123	13,953	3,830	37.8%

Gross margin	7,599	9,997	2,398	31.6%

Total
Net revenues	41,699	50,505	8,806	21.1%
Costs of revenues	23,279	27,993	4,714	20.3%

Gross margin	18,420	22,512	4,092	22.2%

Operating expenses:
Selling and marketing	4,175	5,297	1,122	26.9%
General and administrative	7,508	8,497	989	13.2%
Research and development	1,383	2,378	995	71.9%

Total operating expenses	13,066	16,172	3,106	23.8%

Operating income	5,354	6,340	986	18.4%
Foreign exchange losses	(1,009)	(415)	594	N.M.
Other income expense, net	(101)	(112)	(11)	10.9%

Income before income taxes	4,244	5,813	1,569	37.0%
Income tax provision	1,151	2,062	911	79.1%

Net income	$3,093	$3,751	$658	21.3%

N.M.	Not meaningful

The following table presents costs of revenues as a percentage of related net revenues and operating expenses as a percentage of total net revenues:

	Three Months Ended March 31,		Increase
	2011	2012	(Decrease)
Cost of services	54.9%	52.9%	(2.0%)
Cost of site support	57.1%	58.3%	1.2%
Total costs of revenues	55.8%	55.4%	(0.4%)

Operating expenses:
Selling and marketing	10.0%	10.5%	0.5%
General and administrative	18.0%	16.9%	(1.1%)
Research and development	3.3%	4.7%	1.4%

Revenues

The $2.6 million increase in services revenues in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to an increase in the volume of ECG transactions net of a decrease in average unit rates.

Site support revenues increased $6.2 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Approximately $2.3 million of the increase was due to an increase in revenue from respiratory units rented in 2012 and $1.7 million was due to freight revenue related to shipping these new rental units. Additionally, there was a $1.2 million increase in ECG equipment rented and $0.3 million of related freight. The balance of the increase was comprised of a number of smaller items such as device sales and site support.

Costs of Revenues

The cost of services revenues increased $0.9 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase was primarily due to $0.8 million of additional costs of consultants who support new study set up and customizations in response to increased demand for new studies with aggressive study timelines for key strategic customers in our respiratory business line. There were other smaller increases in items such as incentive compensation, connectivity and depreciation which were largely offset by a decrease in the amortization of intangibles associated with the acquisition of Research Services Germany 234 GmbH (RS) as certain intangibles were amortized on an accelerated schedule.

The increase in the cost of site support revenues increased $3.8 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase was primarily due to a $1.8 million increase in freight charges associated with the shipment of devices for new studies in the first three months of 2012, a $1.2 million increase in manufacturing costs due to increased device and consumables sales and favorable manufacturing variances in the first three months of 2011 and a $0.7 million additional costs of consultants due to increased study activity. There were other smaller increases in items such as labor and depreciation which were largely offset by a decrease in the amortization of intangibles associated with the RS acquisition as certain intangibles were amortized on an accelerated schedule.

Operating Expenses

Selling and marketing increased $1.1 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase was primarily due to a $0.4 million increase in commissions as a result of an increase in revenue and the number of staff qualifying for additional commissions. Additionally, $0.3 million of the increase was due to certain costs associated with Dr. Morganroth in 2011 that were charged to general and administrative expense while he was our interim Chief Executive Officer while comparable costs in 2012 were charged to selling and marketing.

General and administrative expenses increased $1.0 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase was primarily due to professional fees of $0.6 million, of which $0.3 million was incurred in connection with our proposed acquisition by Genstar Capital LLC as well as legal, recruiting and consulting fees in Germany. Incentive compensation increased $0.5 million due to a higher achievement of targets expected in 2012 as compared to 2011. Labor increased $0.4 million, largely due to severance costs. Partially offsetting these increases was a decrease for the costs of Dr. Morganroth as discussed above.

Research and development expenses increased $1.0 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase was primarily due to an increase in consultants for device development in Germany.

Foreign exchange losses decreased $0.6 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to the movement in the exchange rate between the euro and U.S. dollar that impacted our operations in Germany, particularly accounts receivable denominated in U.S. dollars.

Our effective income tax rate was 27.1% and 35.5% for the three months ended March 31, 2011 and 2012, respectively. Our effective income tax rate for the three months ended March 31, 2012 was higher than the rate for the previous period as a result of the adjustment of the liability for uncertain tax positions related to the New Jersey state audit as well as a reduction in pre-tax income attributable to certain foreign jurisdictions.

Liquidity and Capital Resources

At March 31, 2012, we had $45.7 million of cash, cash equivalents and short-term investments, primarily invested in money market funds and commercial bank accounts. Of the $45.7 million, $18.5 million and $14.0 million were held by our U.K. and German subsidiaries, respectively. Although a portion of our U.K. subsidiary's and all of our German subsidiary’s current undistributed net earnings, as well as any future net earnings of our U.K. and German subsidiaries, will be permanently reinvested, we believe that this does not have a material impact on our overall liquidity.

For the three months ended March 31, 2012, our operations provided cash of $14.0 million, an increase of $9.0 million compared to $5.0 million during the three months ended March 31, 2011. The increase was primarily due to $3.9 million of additional reduction in accounts receivable in 2012 as compared to 2011 and $1.8 million decrease in inventory for the three months ended March 31, 2012 as compared to a $1.4 million increase in the three months ended March 31, 2011. Accounts receivable was driven down by focused collection efforts and inventory decreased in 2012 as studies started in the first quarter of 2012 for which inventory was acquired in 2011. An increase in income tax liabilities contributed to the increase in cash provided by operations.

For the three months ended March 31, 2012, our investing activities used cash of $7.9 million as compared to $7.4 million during the three months ended March 31, 2011. During the three months ended March 31, 2011 and 2012, we capitalized $7.3 million and $7.9 million, respectively, of property and equipment. Included in property and equipment acquisitions was $2.6 million and $3.0 million for the three months ended March 31, 2011 and 2012, respectively, of internal use software. The balance of the change was primarily due to an increase in purchases of rental equipment.

There was a minimal amount of cash provided by financing activities for the three months ended March 31, 2012. For the three months ended March 31, 2011, our financing activities provided cash of $0.3 million.

We have a revolving line of credit arrangement with Citizens Bank of Pennsylvania in the aggregate amount of $40.0 million, with an additional $10.0 million increase option subject to bank approval. As of March 31, 2012, we had outstanding $21.0 million under our line of credit and $19.0 million remained available for us to borrow. The line has a three-year term which expires May 27, 2013, annual interest rates based upon LIBOR plus a margin of 1.00% to 1.75% based upon a total leverage ratio and unused commitment fees of 0.10% to 0.20% based upon the same total leverage ratio. For the three months ended March 31, 2012, the annual interest rate ranged from 1.24% to 1.29% and the unused commitment fee was 0.10%. Financial covenants include maximum total senior funded debt to earnings before interest, income taxes, depreciation and amortization (EBITDA) of 2.0 and minimum debt service coverage ratio of 1.5. At March 31, 2012, we were in compliance with all debt covenants. Borrowings under the line of credit are secured by 65% of the capital stock in certain of our foreign subsidiaries.

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

As security for the lease obligations, we are obligated to provide the landlord a letter of credit or bank guarantee in the amount of $393,000 and we have agreed to deliver a letter of comfort to the landlord that effectively guarantees our subsidiary’s performance of its financial obligations under the lease.

In December 2011, we entered into a commitment to purchase $3.6 million of equipment from a manufacturer over a 10-month period beginning in January 2012. We expect to purchase this cardiac safety equipment in the normal course of business and thus this commitment does not represent a significant commitment above our expected routine purchases of ECG equipment during this period. As of March 31, 2012, approximately $1.0 million of equipment was purchased under the commitment; accordingly the balance of such commitment as of March 31, 2012 was $2.6 million.

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

Our board of directors has authorized the repurchase of up to an aggregate of 12.5 million shares, of which 5.0 million shares remain available for purchase as of March 31, 2012. The stock buy-back authorization allows us, but does not require us, to purchase the authorized shares. The purchase of the remaining shares authorized could require us to use a significant portion of our cash, cash equivalents and investments and could also require us to seek additional external financing. No shares were purchased during the three months ended March 31, 2011 or 2012. The 7,363 and 14,701 additional shares added to treasury shares in the three months ended March 31, 2011 and 2012, respectively, were the result of employee tax liabilities related to restricted stock awards that were funded by the employees surrendering their rights to the respective amount of vested shares.

Inflation

We believe the effects of inflation and changing prices generally do not have a material effect on our consolidated results of operations or financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary financial market risks include fluctuations in interest rates and currency exchange rates.

Interest Rate Risk

Long-term debt

At March 31, 2012, our long-term debt was comprised of $21.0 million drawn under our $40.0 million credit facility with Citizens Bank of Pennsylvania. We do not manage the interest rate risk on our debt through the use of derivative instruments. Our credit facility’s interest rates may be reset due to fluctuations in the London Interbank Offered Rate (LIBOR). A hypothetical 100-basis-point change in the interest rate of our credit facilities would change our annual pre-tax earnings by $0.2 million based on our current borrowings under the credit facility.

Investments

We generally place our investments in highly-rated securities such as money market funds, municipal securities, bonds of government sponsored agencies, certificates of deposit with fixed rates with maturities of less than one year and A1P1 rated commercial bonds and paper. We actively manage our portfolio of cash equivalents and short-term investments, but in order to ensure liquidity, will only invest in instruments with high credit quality where a secondary market exists. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. The impact on interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents, short-term investments and log-term investments. See “Liquidity and Capital Resources” as part of "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Foreign Currency Risk

We operate on a global basis from locations in the United States (U.S.), the United Kingdom (U.K.) and Germany. All international net revenues and expenses are billed or incurred in either U.S. dollars, British pounds sterling or euros. As such, we face exposure to adverse movements in the exchange rate of the pound sterling and euro. As the currency rate changes, translation of the statement of operations of our U.K. and German subsidiaries from the local currency to U.S. dollars affects year-to-year comparability of operating results. With the RS acquisition, there has been a significant increase in activity in countries outside the U.S. As a result, we entered into foreign exchange contracts during the three months ended March 31, 2011 to mitigate such foreign exchange fluctuations. Contracts totaling $3.2 million settled during the three months ended March 31, 2011 at an average price of $1.37 U.S. dollars to 1 euro. There was no foreign exchange contract activity in the quarter ended March 31, 2012.

Management estimates that a 10% change in the exchange rate of the pound sterling and euro would have impacted the reported operating income for the three months ended March 31, 2012 by approximately $0.7 million. In addition, management estimates the effect of a 10% change in the exchange rates at March 31, 2012, primarily on U.S. dollar denominated cash and accounts receivable held by our foreign subsidiaries, would have impacted the reported foreign exchange losses for the three months ended March 31, 2012 by approximately $2.0 million before income taxes.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by the Company (including our consolidated subsidiaries) in the reports we file with or submit to the Securities and Exchange Commission is (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to Note 14 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

Item 5.	Other Information

We have postponed our 2012 annual meeting of stockholders indefinitely. If the proposed merger described in Note 14 to the financial statements included as Item 1 of Part I of this Form 10-Q Report is approved at the special meeting of stockholders we will hold to consider the merger, we will not hold an annual meeting of stockholders in 2012 and there will be no public participation in any future meetings of our stockholders after the special meeting. If the merger in not completed, we will inform our stockholders, by press release or other means we determine to be reasonable, of the date of our 2012 annual meeting and the date by which stockholder proposals must be received by us for inclusion in the proxy materials relating to that meeting, all of which must comply with our amended and restated bylaws and the rules and regulations of the Securities and Exchanges Commission as then in effect.

Item 6.	Exhibits

10.13	2012 Bonus Plan. *

10.21	Lease Agreement, dated February 2, 2012, between eResearchTechnology GmbH and KHF Grundbesitz GmbH & Co KG.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eResearchTechnology, Inc. (Registrant)

Date: May 7, 2012	By:	/s/ Jeffrey S. Litwin, MD
Jeffrey S. Litwin, MD
President and Chief Executive Officer (Principal executive officer)

Date: May 7, 2012	By:	/s/ Keith D. Schneck
Keith D. Schneck
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.13	2012 Bonus Plan. *

10.21	Lease Agreement, dated February 2, 2012, between eResearchTechnology GmbH and KHF Grundbesitz GmbH & Co KG.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

*	Management contract or compensatory plan or arrangement.